Form 10-Q
period 2015-09-30
Allegiance Bancshares, Inc.
filed 2015-11-20
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-37585

Allegiance Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	26-3564100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8847 West Sam Houston Parkway, N., Suite 200

Houston, Texas 77040

(Address of principal executive offices, including zip code)

(281) 894-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2015, there were 12,812,985 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$75,196	$57,314
Interest bearing deposits at other financial institutions	69,394	110,226
Total cash and cash equivalents	144,590	167,540

Available for sale securities, at fair value	154,546	84,962

Loans held for sale	27,004	-
Loans held for investment	1,589,412	1,002,054
Less: allowance for loan losses	(11,204)	(8,246)
Loans, net	1,605,212	993,808

Accrued interest receivable	5,213	3,285
Goodwill	39,389	11,144
Core deposit intangibles, net	5,437	1,747
Premises and equipment, net	18,838	10,969
Federal Home Loan Bank stock	7,688	468
Branch assets held for sale	1,446	-
Bank owned life insurance	21,040	-
Other assets	8,951	6,085
TOTAL ASSETS	$2,012,350	$1,280,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$560,773	$373,795
Interest-bearing
Demand	93,808	87,806
Money market and savings	454,797	279,595
Certificates and other time	547,170	392,488
Total interest-bearing deposits	1,095,775	759,889
Total deposits	1,656,548	1,133,684

Accrued interest payable	150	43
Short-term borrowings	115,000	-
Subordinated debentures	9,062	-
Other borrowed funds	28,069	10,069
Other liabilities	7,478	4,434
Total liabilities	1,816,307	1,148,230

COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	-	-
Common stock, $1 par value; 40,000,000 shares authorized; 9,824,696 shares issued and 9,823,025 shares outstanding at September 30, 2015 and 7,477,309 shares issued and outstanding at December 31, 2014	9,825	7,477
Capital surplus	154,737	104,568
Retained earnings	30,199	19,184
Accumulated other comprehensive income	1,319	549
Less: Treasury stock, at cost, 1,671 shares	(37)	-
Total stockholders’ equity	196,043	131,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,012,350	$1,280,008

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$21,627	$13,011	$63,012	$36,709
Securities:
Taxable	252	332	694	1,053
Tax-exempt	723	140	1,441	348
Deposits in other financial institutions	43	70	167	243
Total interest income	22,645	13,553	65,314	38,353

INTEREST EXPENSE:
Demand, money market and savings deposits	508	307	1,446	923
Certificates and other time deposits	1,324	1,026	3,778	3,034
Short-term borrowings	47	-	49	-
Subordinated debt	114	-	439	-
Other borrowed funds	245	76	691	151
Total interest expense	2,238	1,409	6,403	4,108

NET INTEREST INCOME	20,407	12,144	58,911	34,245
Provision for loan losses	1,530	750	3,633	1,650
Net interest income after provision for loan losses	18,877	11,394	55,278	32,595
NONINTEREST INCOME:
Nonsufficient funds fees	179	118	512	335
Service charges on deposit accounts	163	125	514	378
Gains (losses) on sales of other real estate	1	-	(5)	188
Gains on sales of loans	235	-	235	-
Other	623	362	1,758	1,025
Total noninterest income	1,201	605	3,014	1,926
NONINTEREST EXPENSE:
Salaries and employee benefits	8,996	4,994	26,419	14,497
Net occupancy and equipment	1,289	888	3,647	2,469
Data processing and software amortization	841	397	2,294	1,230
Professional fees	343	973	1,220	1,502
Regulatory assessments and FDIC insurance	296	214	990	636
Core deposit intangibles amortization	207	74	622	222
Depreciation	414	286	1,190	789
Communications	300	154	992	460
Advertising	188	116	510	394
Other	1,027	656	3,025	1,822
Total noninterest expense	13,901	8,752	40,909	24,021
INCOME BEFORE INCOME TAXES	6,177	3,247	17,383	10,500
Provision for income taxes	1,957	1,226	5,809	3,795
NET INCOME	4,220	2,021	11,574	6,705
Preferred stock dividends	173	-	559	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,047	$2,021	$11,015	$6,705

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.29	$1.12	$0.96
Diluted	$0.40	$0.28	$1.10	$0.94

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$4,220	$2,021	$11,574	$6,705
Other comprehensive income, before tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period	2,162	154	1,197	1,667
Total other comprehensive income	2,162	154	1,197	1,667
Deferred tax expense related to other comprehensive income	(756)	(117)	(427)	(567)
Other comprehensive income, net of tax	1,406	37	770	1,100
Comprehensive income	$5,626	$2,058	$12,344	$7,805

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2014	-	$-	6,964,551	$6,965	$93,459	$10,179	$(669)	$(198)	$109,736
Net income						6,705			6,705
Other comprehensive income							1,100		1,100
Common stock issued in connection with the exercise of stock options and restricted stock awards and the Employee Stock Purchase Plan ("ESPP")			16,335	16	117			198	331
Stock based compensation expense					517				517
BALANCE AT SEPTEMBER 30, 2014	-	-	6,980,886	6,981	94,093	16,884	431	-	118,389

BALANCE AT JANUARY 1, 2015	-	-	7,477,309	7,477	104,568	19,184	549	-	131,778
Net income						11,574			11,574
Other comprehensive income							770		770
Common stock issued in connection with the exercise of stock options and restricted stock awards			3,983	4	7				11
Repurchase of treasury stock								(51)	(51)
Issuance of common stock in private placement offering			4,884	5	103			14	122
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Redemption of preferred stock	(11,550)	(11,550)							(11,550)
Preferred stock dividends						(559)			(559)
Stock based compensation expense					951				951
BALANCE AT SEPTEMBER 30, 2015	-	$-	9,824,696	$9,825	$154,737	$30,199	$1,319	$(37)	$196,043

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,574	$6,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,812	1,011
Provision for loan losses	3,633	1,650
Net amortization of premium on investments	815	169
Net (accretion) amortization of (discount) premium on loans	(2,968)	70
Net amortization of premium on subordinated debentures	191	-
Net loss (gain) on sale or write down of premises, equipment and other real estate	5	(135)
Net gain on sales of loans	(235)	-
Stock based compensation expense	951	517
(Increase) decrease in accrued interest receivable and other assets	(8,503)	2,072
Increase (decrease) in accrued interest payable and other liabilities	832	(499)
Net cash provided by operating activities	8,107	11,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,213,992	1,214,346
Proceeds from sales of available for sale securities	14,748	-
Purchase of available for sale securities	(1,283,220)	(1,214,755)
Net increase in total loans	(207,197)	(128,864)
Purchase of bank premises and equipment	(1,891)	(1,889)
Proceeds from sale of bank premises, equipment and other real estate	-	520
Purchase of bank owned life insurance	(10,000)	-
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	106,486	-
Net cash used in investing activities	(167,082)	(130,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,449	40,194
Net increase in interest-bearing deposits	31,603	20,218
Paydowns of long-term borrowings	(18,000)	-
Proceeds from long-term borrowings	18,000	5,000
Proceeds from short-term borrowings	115,000	-
Preferred stock dividends	(559)	-
Redemption of preferred stock	(11,550)	-
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	133	331
Repurchase of treasury stock	(51)	-
Net cash provided by financing activities	136,025	65,743

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,950)	(53,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,540	213,076
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,590	$159,737

NONCASH ACTIVITIES:
Acquired koans transferred to loans held for sale	$33,409	$-
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	1,662	-

SUPPLEMENTAL INFORMATION:
Income taxes paid	$5,600	$3,400
Interest paid	5,675	3,623

See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, a Texas state bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank.

Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with the subsidiary have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b)(4) for the fiscal year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Furthermore, the acquisition of F&M Bancshares, Inc. during the first quarter of 2015 may impact the comparability of year to date 2015 versus year to date 2014 comparable information.

Significant Accounting and Reporting Policies:

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included the Company’s prospectus filed with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b)(4). The following accounting and reporting policies were adopted during the first quarter of 2015 as part of the F&M Bancshares, Inc. transaction:

Bank Owned Life Insurance-During the first quarter of 2015, the Company purchased bank owned life insurance policies on certain key executives and in conjunction with the acquisition of F&M Bancshares, Inc., the Company acquired life insurance policies. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, which is the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

Loans held for Sale-Loans held for sale are carried at lower of aggregate cost or fair value. During the first quarter of 2015, the Company purchased F&M Bancshares, Inc. At September 30, 2015, loans held for sale consists of loans at two former F&M Bancshares, Inc. branches in Central Texas that are for sale.

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying an in substance repossession or foreclosure occurs when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The adoption of this ASU did not have a material impact on the Company’s financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Newly Issued But Not Yet Effective Accounting Standards

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-16 is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is currently effective for the Company beginning on January 1, 2018 with retrospective application to each prior reporting period presented. The Company is still evaluating the potential impact on the Company’s financial statements.

2. ACQUISITIONS

Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas, one in Rosebud, Texas and one in Mart, Texas. The two Central Texas locations and their related assets have been classified within loans held for sale and branch assets held for sale as of September 30, 2015. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to its existing banking locations. The Company acquired F&M to further expand its Houston, Texas area market.

Pursuant to the merger agreement, the Company issued 2,338,520 shares of Company common stock for all outstanding shares of F&M capital stock and paid $642 thousand in cash for any fractional and out of state shares held by F&M shareholders. The Company recognized initial goodwill of $28.2 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. F&M’s results of operations were included in the Company’s results beginning January 1, 2015. For the nine months ended September 30, 2015, net interest income associated with F&M was $13.1 million. The Company does not track separately the noninterest income and noninterest expense of the F&M branches.

The period during which the initial fair value adjustments may be revised is generally referred to as the measurement period. During the measurement period, the Company also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

As of September 30, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no changes to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (dollars in thousands):

Fair value of consideration paid:
Common shares issued (2,338,520 shares)	$51,447
Preferred shares issued (11,550 shares)	11,550
Cash consideration	642
Total consideration paid	$63,639

Fair value of assets acquired:
Cash and cash equivalents	$107,128
Investment Securities	14,722
Loans, net	404,637
Premises and equipment	7,699
Core deposit intangibles	4,313
Other assets	15,896
Total assets acquired	$554,395

Fair value of liabilities assumed:
Deposits	$489,556
Subordinated debt	8,871
Other borrowed funds	18,000
Other liabilities	2,574
Total liabilities assumed	519,001
Fair value of net assets acquired	$35,394
Goodwill resulting from acquisition	$28,245

Subsequent to the acquisition, the Company paid off the $18.0 million of borrowed funds from F&M shareholders by drawing on its borrowing with another financial institution. Additionally, the securities acquired from F&M were sold subsequent to the acquisition with no income statement impact.

Additionally, on July 15, 2015, the Company redeemed all of the outstanding shares of Series A and Series B preferred stock for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to, but excluding the redemption date). The Company issued the shares of Series A and Series B preferred stock in connection with the F&M acquisition, which had preferred stock pursuant to the U.S. Treasury’s Troubled Asset Relief Program.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The fair value of net assets acquired includes fair value adjustments to certain acquired loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. The following presents details of all loans acquired as of January 1, 2015:

	Contractual Balance	Fair Value	Discount

Commercial and industrial	$96,891	$95,256	$(1,635)
Real estate:
Commercial real estate (including multi-family residential)	225,191	222,082	(3,109)
Commercial real estate construction and land development	40,787	40,094	(693)
1-4 family residential (including home equity)	35,897	35,488	(409)
Residential construction	6,467	6,395	(72)
Consumer and other	5,421	5,322	(99)
Total loans	$410,654	$404,637	$(6,017)

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2014. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2015	2014	2015	2014
Net interest income	$20,030	$18,039	$58,879	$52,929
Net income attributable to common stockholders	3,606	3,204	8,710	11,388
Basic earnings per common share	0.37	0.34	0.89	1.22
Diluted earnings per common share	0.36	0.34	0.87	1.20

To determine pro forma information, the Company adjusted its three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 historical results to exclude the historical results for F&M for the three and nine months ended September 30, 2015 and 2014.

The pro forma information includes adjustments for acquisition accounting to interest on loans, certificates of deposit and subordinated debt, amortization of intangibles arising from the transaction and the related income tax effects.

The Company incurred approximately $941 thousand of pre-tax merger related expenses during the nine months ended September 30, 2015. The merger expenses are reflected on the Company’s income statement for the applicable period and are reported primarily in the categories of salaries and benefits and professional fees but are excluded from the calculation of pro forma income above.

The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

As of September 30, 2015, the Company held the two Central Texas locations and their related assets for sale. The assets held for sale of these locations include loans, the related accrued interest receivable on those loans and premises and equipment. The loans are presented as loans held for sale on the balance sheet. The branch assets held for sale reported on the balance sheet include accrued interest receivable and premises and equipment for these two respective locations. See Note 15 – Subsequent Events regarding the definitive purchase and assumption agreement entered into on November 3, 2015 for the sale of the two Central Texas banking locations.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of January 1, 2014	$10,999	$2,045
Measurement period adjustment	145	-
Amortization	-	(298)
Balance as of December 31, 2014	11,144	1,747
Acquisition of F&M Bancshares, Inc.	28,245	4,312
Amortization	-	(622)
Balance as of September 30, 2015	$39,389	$5,437

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,658	$466	$-	$9,124
Municipal securities	110,810	1,455	(203)	112,062
Agency mortgage-backed pass-through securities	30,779	530	(182)	31,127
Agency collateralized mortgage obligations	2,270	23	(60)	2,233
Total	$152,517	$2,474	$(445)	$154,546

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$14,080	$442	$(45)	$14,477
Municipal securities	35,272	283	(74)	35,481
Agency mortgage-backed pass-through securities	32,191	472	(188)	32,475
Agency collateralized mortgage obligations	2,587	21	(79)	2,529
Total	$84,130	$1,218	$(386)	$84,962

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	24,953	(202)	115	(1)	25,068	(203)
Agency mortgage-backed pass-through securities	5,980	(38)	6,530	(144)	12,510	(182)
Agency collateralized mortgage obligations	724	(8)	733	(52)	1,457	(60)
Total	$31,657	$(248)	$7,378	$(197)	$39,035	$(445)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$2,842	$(3)	$1,748	$(42)	$4,590	$(45)
Municipal securities	14,102	(74)	-	-	14,102	(74)
Agency mortgage-backed pass-through securities	498	(1)	14,058	(187)	14,556	(188)
Agency collateralized mortgage obligations	-	-	1,607	(79)	1,607	(79)
Total	$17,442	$(78)	$17,413	$(308)	$34,855	$(386)

As of September 30, 2015, management does not expect to sell any debt securities classified as available for sale with material unrealized losses; and the Company believes that it more likely than not will not be required to sell any of these debt securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$8,026	$8,048
Due after one year through five years	15,706	15,884
Due after five years through ten years	27,278	27,837
Due after ten years	68,458	69,417
Subtotal	119,468	121,186
Agency mortgage-backed pass through securities and agency collateralized mortgage obligations	33,049	33,360
Total	$152,517	$154,546

During the first quarter of 2015, the Company sold all securities acquired in the F&M transaction resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. No securities were sold during the nine months ended September 30, 2014.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Loans held for sale (1)	$27,004	$-

Commercial and industrial	367,341	242,034
Mortgage warehouse (2)	65,928	28,329
Real estate:
Commercial real estate (including multi-family residential)	710,857	429,986
Commercial real estate construction and land development	151,369	85,484
1-4 family residential (including home equity)	185,473	135,127
Residential construction	95,212	72,402
Consumer and other	13,232	8,692
Total loans held for investment	1,589,412	1,002,054
Total loans	1,616,416	1,002,054
Allowance for loan losses	(11,204)	(8,246)
Loans, net	$1,605,212	$993,808

(1)

Consists of loans at two former F&M locations acquired on January 1, 2015. On November 3, 2015, the Company entered into an agreement to sell these former F&M branches and their related assets located in Central Texas. As of September 30, 2015, loans held for sale consists of $12.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.4 million of 1-4 family residential (including home equity) loans and $741 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value.

(2)

Mortgage warehouse was previously reported within the Commercial and Industrial loan portfolio. These loans are to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in the Company’s mortgage warehouse portfolio.  These promissory notes are further secured by real estate in a manner consistent with traditional mortgage warehouse lending whereby the promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	September 30, 2015
	Loans Past Due and Still Accruing
	30-89 Days (3)	90 or More Days	Total Past Due Loans	Nonaccrual Loans (4)	Current Loans	Total Loans
	(Dollars in thousands)

Loans held for sale	$157	$-	$157	$498	$26,349	$27,004

Commercial and industrial	349	-	349	3,476	363,516	367,341
Mortgage warehouse	-	-	-	-	65,928	65,928
Real estate:
Commercial real estate (including multi-family residential)	393	-	393	1,783	708,681	710,857
Commercial real estate construction and land development	129	-	129	-	151,240	151,369
1-4 family residential (including home equity)	188	-	188	341	184,944	185,473
Residential construction	4	-	4	-	95,208	95,212
Consumer and other	112	-	112	87	13,033	13,232
Total loans held for investment	1,175	-	1,175	5,687	1,582,550	1,589,412
Total loans	$1,332	$-	$1,332	$6,185	$1,608,899	$1,616,416

	December 31, 2014
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$274	$-	$274	$1,527	$240,233	$242,034
Mortgage warehouse	-	-	-	-	28,329	28,329
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	1,653	428,333	429,986
Commercial real estate construction and land development	-	-	-	-	85,484	85,484
1-4 family residential (including home equity)	-	-		-	135,127	135,127
Residential construction	413	-	413	-	71,989	72,402
Consumer and other	46	-	46	4	8,642	8,692
Total loans	$733	$-	$733	$3,184	$998,137	$1,002,054

(3)	Includes $240 thousand of loans acquired from F&M.
(4)	Includes $1.2 million of loans acquired from F&M.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables. The average recorded investment presented in the table below is reported on a year-to-date basis.

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,950	$2,272	$-	$2,315	$102
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	972	972	-	1,029	66
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	379	379	-	382	12
Residential construction	-	-	-	-	-
Consumer and other	101	101	-	110	6
Total	3,402	3,724	-	3,836	186

With an allowance recorded:
Commercial and industrial	1,907	1,907	604	1,970	53
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	864	864	90	838	20
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer and other	20	20	6	22	1
Total	2,791	2,791	700	2,830	74

Total:
Commercial and industrial	3,857	4,179	604	4,285	155
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	1,836	1,836	90	1,867	86
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	379	379	-	382	12
Residential construction	-	-	-	-	-
Consumer and other	121	121	6	132	7
	$6,193	$6,515	$700	$6,666	$260

The average recorded investment of impaired loans for the three months ended September 30, 2015 was $6.9 million. Interest income recognized for the three months ended September 30, 2015 on impaired loans was $74 thousand. The average recorded investment of impaired loans for the three and nine months ended September 30, 2014 was $5.6 million and $5.8 million, respectively. Interest income recognized for the three and nine months ended September 30, 2014 on impaired loans was $105 thousand and $285 thousand, respectively.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$999	$1,054	$-	$1,292	$83
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	2,894	2,894	-	1,641	182
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	2	-
Residential construction	-	-	-	-	-
Consumer and other	-	-	-	1,084	-
Total	3,893	3,948	-	4,019	265

With an allowance recorded:
Commercial and industrial	1,802	1,802	501	2,247	128
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	180	180	10	715	12
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	40	-
Residential construction	-	-	-	-	-
Consumer and other	4	4	1	2,102	-
Total	1,986	1,986	512	5,104	140

Total:
Commercial and industrial	2,801	2,856	501	3,539	211
Mortgage warehouse	-	-	-	-	-
Commercial real estate (including multi-family residential)	3,074	3,074	10	2,356	194
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	42	-
Residential construction	-	-	-	-	-
Consumer and other	4	4	1	3,186	-
	$5,879	$5,934	$512	$9,123	$405

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Credit Quality Indicators

The company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including factors such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans by credit risk. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk ratings to be used as credit quality indicators.

The following is a general description of the risk ratings used:

Watch—Loans classified as watch have an element of risk added to the credit such as declining payment history, deteriorating financial position of the borrower or a decrease in collateral value.

Special Mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Substandard—Loans classified as substandard have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, impaired or declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. These loans so classified are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loan at September 30, 2015 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Loans held for sale	$25,806	$25	$26	$1,147	$-	$27,004

Commercial and industrial	355,053	5,173	1,810	5,305	-	367,341
Mortgage warehouse	65,928	-	-	-	-	65,928
Commercial real estate (including multi-family residential)	690,617	7,960	819	11,461	-	710,857
Commercial real estate construction and land development	149,167	2,202	-	-	-	151,369
1-4 family residential (including home equity)	181,053	1,824	237	2,359	-	185,473
Residential construction	95,212	-	-	-	-	95,212
Consumer and other	13,052	74	-	106	-	13,232
Total loans held for investment	1,550,082	17,233	2,866	19,231	-	1,589,412
Total loans	$1,575,888	$17,258	$2,892	$20,378	$-	$1,616,416

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The following table presents the risk category of loans by class of loan at December 31, 2014:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$235,006	$1,817	$291	$4,920	$-	$242,034
Mortgage warehouse	28,329	-	-	-	-	28,329
Commercial real estate (including multi-family residential)	408,117	9,365	-	12,504	-	429,986
Commercial real estate construction and land development	82,643	2,841	-	-	-	85,484
1-4 family residential (including home equity)	132,979	1,677	83	388	-	135,127
Residential construction	71,025	-	1,200	177	-	72,402
Consumer and other	8,636	35	-	21	-	8,692
Total loans held for investment	$966,735	$15,735	$1,574	$18,010	$-	$1,002,054

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2015 and 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2015	$2,905	$-	$4,533	$842	$1,255	$710	$67	$10,312
Provision for loan losses	820	-	434	173	68	25	10	1,530

Charge-offs	(641)	-	-	-	-	-	(8)	(649)
Recoveries	7	-	-	-	-	2	2	11
Net charge-offs	(634)	-	-	-	-	2	(6)	(638)

Balance September 30, 2015	$3,091	$-	$4,967	$1,015	$1,323	$737	$71	$11,204

Nine Months Ended
Balance January 1, 2015	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	1,434	-	1,168	437	315	238	41	3,633

Charge-offs	(723)	-	-	-	-	-	(26)	(749)
Recoveries	46	-	-	-	-	24	4	74
Net charge-offs	(677)	-	-	-	-	24	(22)	(675)

Balance September 30, 2015	$3,091	$-	$4,967	$1,015	$1,323	$737	$71	$11,204

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2014	$2,083	$-	$3,396	$615	$875	$441	$52	$7,462
Provision for loan losses	722	-	97	(116)	83	(43)	7	750

Charge-offs	(481)	-	-	-	-	-	-	(481)
Recoveries	9	-	-	-	-	-	-	9
Net charge-offs	(472)	-	-	-	-	-	-	(472)

Balance September 30, 2014	$2,333	$-	$3,493	$499	$958	$398	$59	$7,740

Nine Months Ended
Balance January 1, 2014	$2,729	$-	$2,175	$357	$558	$598	$238	$6,655
Provision for loan losses	130	-	1,318	142	400	(200)	(140)	1,650

Charge-offs	(555)	-	-	-	-	-	(40)	(595)
Recoveries	29	-	-	-	-	-	1	30
Net charge-offs	(526)		-	-	-	-	(39)	(565)

Balance September 30, 2014	$2,333	$-	$3,493	$499	$958	$398	$59	$7,740

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2015 and December 31, 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2015
Individually evaluated for impairment	$604	$-	$90	$-	$-	$-	$6	$700
Collectively evaluated for impairment	2,487	-	4,877	1,015	1,323	737	65	10,504
Total allowance for loan losses	$3,091	$-	$4,967	$1,015	$1,323	$737	$71	$11,204

December 31, 2014
Individually evaluated for impairment	$501	$-	$10	$-	$-	$-	$1	$512
Collectively evaluated for impairment	1,833	-	3,789	578	1,008	475	51	7,734
Total allowance for loan losses	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2015 and December 31, 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2015
Individually evaluated for impairment	$3,857	$-	$1,836	$-	$379	$-	$121	$6,193
Collectively evaluated for impairment	363,484	65,928	709,021	151,369	185,094	95,212	13,111	1,583,219
Total loans evaluated for impairment	$367,341	$65,928	$710,857	$151,369	$185,473	$95,212	$13,232	$1,589,412

December 31, 2014
Individually evaluated for impairment	$2,801	$-	$3,074	$-	$-	$-	$4	$5,879
Collectively evaluated for impairment	239,233	28,329	426,912	85,484	135,127	72,402	8,688	996,175
Total loans evaluated for impairment	$242,034	$28,329	$429,986	$85,484	$135,127	$72,402	$8,692	$1,002,054

Troubled Debt Restructurings

As of September 30, 2015 and December 31, 2014, the Company had a recorded investment in troubled debt restructurings of $3.7 million and $1.7 million, respectively. The Company added $2.8 million in troubled debt restructurings during the nine months ended September 30, 2015. The Company allocated $591 thousand and $205 thousand of specific reserves for troubled debt restructurings at September 30, 2015 and December 31, 2014, respectively, and did not commit to lend additional amounts on these loans. As of September 30, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price” in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•	Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•	Level 3—Significant unobservable inputs that reflect management’s judgment and assumptions that market participants would use in pricing an asset or liability that are supported by little or no market activity. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The following method to determine fair value of loans held for sale was adopted during the first quarter of 2015 as part of the F&M transaction:

Loans Held For Sale-Loans held for sale are carried at the lower of aggregate cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale was determined using assets, adjusted for specific attributes of that loan or other observable market data. The Company classifies the fair value of loans held for sale as Level 3.

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$144,590	$144,590	$-	$-	$144,590
Available for sale securities	154,546	-	154,546	-	154,546
Loans held for sale	27,004	-	-	27,004	27,004
Loans held for investment, net of allowance	1,578,208	-	-	1,584,059	1,584,059
Accrued interest receivable	5,213	-	968	4,245	5,213

Financial liabilities
Total deposits	$1,656,548	$-	$-	$1,658,643	$1,658,643
Accrued interest payable	150	-	65	85	150
Short-term borrowings	115,000	-	115,000	-	115,000
Subordinated debentures	9,062	-	9,062	-	9,062
Other borrowed funds	28,069	-	28,069	-	28,069

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$167,540	$167,540	$-	$-	$167,540
Available for sale securities	84,962	-	84,962	-	84,962
Loans held for investment, net of allowance	993,808	-	-	998,575	998,575
Accrued interest receivable	3,285	-	473	2,812	3,285

Financial liabilities
Total deposits	$1,133,684	$-	$-	$1,133,684	$1,133,684
Accrued interest payable	43	-	-	43	43
Other borrowed funds	10,069	-	10,069	-	10,069

The fair value estimates presented above are based on pertinent information available to management as of the dates indicated. The methods used to determine fair value are described in our audited financial statements which are presented in the Company’s prospectus filed with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b)(4).

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,124	$-	$9,124
Municipal securities	-	112,062	-	112,062
Agency mortgage-backed pass-through securities	-	31,127	-	31,127
Agency collateralized mortgage obligations	-	2,233	-	2,233
	$-	$154,546	$-	$154,546

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$14,477	$-	$14,477
Municipal securities	-	35,481	-	35,481
Agency mortgage-backed pass-through securities	-	32,475	-	32,475
Agency collateralized mortgage obligations	-	2,529	-	2,529
	$-	$84,962	$-	$84,962

There were no liabilities measured at fair value on a recurring basis as of September 30, 2015 or December 31, 2014. There were no transfers between levels during the nine months ended September 30, 2015 or 2014.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans:
Commercial and industrial	$-	$-	$1,303
Commercial real estate (including multi-family residential)	-	-	774
Consumer and other	-	-	14
	$-	$-	$2,091

	As of December 31, 2014
	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans
Commercial and industrial	$-	$-	$1,301
Commercial real estate (including multi-family residential)	-	-	170
Consumer and other	-	-	3
	$-	$-	$1,474

Level 3 Valuations

During the nine months ended September 30, 2015 and the year ended December 31, 2014, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2015, the total reported fair value of impaired loans of $2.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.8 million that was reduced by specific allowance allocations totaling $700 thousand. At December 31, 2014, the total reported fair value of impaired loans of $1.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.0 million that was reduced by specific allowance allocations totaling $512 thousand.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

7. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) Insurance limit of $250 thousand at September 30, 2015 and December 31, 2014 were $140.8 million and $97.0 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$382,666
After one but within two years	93,074
After two but within three years	38,960
After three but within four years	16,384
After four but within five years	16,086
Total	$547,170

8. BORROWINGS

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2015, the Company had total funds of $512.1 million available under this agreement, of which $119.0 million was outstanding. Short-term overnight FHLB advances of $115.0 million were outstanding at September 30, 2015, at a weighted average rate of 0.18%. Letters of credit were $4.0 million at September 30, 2015, of which $1.5 million will expire in January 2016 and $2.5 million will expire in August 2016.

In 2015, the Company borrowed an additional $18.0 million on a borrowing agreement with another financial institution in addition to the $10.1 million indebtedness incurred in 2014. The borrowing matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M owed and used the borrowed funds in 2014 to pay off a previous borrowing with another financial institution entered into during 2013 in conjunction with the purchase of Independence Bank. The note agreement requires the Company to meet certain restrictive covenants. At September 30, 2015, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at September 30, 2015, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2015	$2,354
2016	4,285
2017	4,285
2018	4,285
2019 and thereafter	12,860
Total	$28,069

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

9. SUBORDINATED DEBENTURES

On January 1, 2015, the Company acquired F&M and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

On January 1, 2015, the Company recorded the debentures at fair value. The differences between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2015, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2015 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)

Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

_____________

(1)	The 3-month LIBOR in effect as of September 30, 2015 was 0.3214%.
(2)	All debentures are currently callable.

10. INCOME TAXES

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended, September 30, 2015, income tax expense was $2.0 million and $5.8 million, respectively, compared with $1.2 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the three and nine months ended September 30, 2015 was 31.7% and 33.4%, respectively, compared to 37.8% and 36.1% for the three and nine months ended September 30, 2014, respectively. The effective tax rate decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to an increase in tax-free income from the purchase of additional municipal securities and bank owned life insurance during 2015.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company has not recorded any interest and penalties in the income statement for the nine months ended September 30, 2015 and 2014.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

11. STOCK BASED COMPENSATION

During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) covering certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock-based compensation expense of $310 thousand and $190 thousand for the three months ended September 30, 2015 and 2014, respectively, and $951 thousand and $517 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Stock Option Plan

Options to purchase a total of 1,112,231 shares of Company stock have been granted as of September 30, 2015. Under the stock option plan; options are exercisable up to 10 years from the date of the grant, unless otherwise provided by the Board of Directors and are fully vested 4 years after the date of grant.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plan during the nine months ended September 30, 2015 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2014	694	$15.60	6.57	$4,437
Options granted	277	22.00
Options exercised	-	22.00
Options forfeited	(24)	22.00
Options outstanding, September 30, 2015	947	$17.32	6.79	$4,432
Options vested and exercisable, September 30, 2015	461	$13.38	4.59	$3,972

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

2015
Risk-free interest rate	1.98%
Expected term	10
Expected stock price volatility	17.7%
Dividend yield	-

Share Award Plan

During 2015, the Company issued 3,983 shares of restricted stock with a grant date fair value of $22.00 per share. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

A summary of the activity of the nonvested shares of restricted stock as of September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2014	27	$18.23
Share awards granted	4	22.00
Share awards vested	(12)	17.20
Unvested share awards forfeited	-	-
Nonvested share awards outstanding, September 30, 2015	19	$19.73

12. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States are not included in the Company’s consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2015 are as follows:

	September 30,		December 31,
	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$357,148	$217,781	$178,803	$214,195
Standby letters of credit	5,155	111	4,006	-
Total	$362,303	$217,892	$182,809	$214,195

Commitments to make loans are generally made for periods of 120 days or less. As of September 30, 2015, the fixed rate loan commitments have interest rates ranging from 1.60% to 9.50% with a weighted average maturity and rate of 1.92 years and 4.57%, respectively.

Litigation

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on the financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

13. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s financial statements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion; and capital restoration plans are required.

On July 2, 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015. As of September 30, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described above.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at September 30, 2015 and December 31, 2014:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2015
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	8.61%
Leverage ratio (to average assets)	4.00%	N/A	8.37%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	9.12%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	9.75%

As of December 31, 2014
Common equity Tier 1 capital (to risk weighted assets)	N/A	N/A	N/A
Leverage ratio (to average assets)	4.00%	N/A	9.55%
Tier 1 risk-based capital ratio (to risk weighted assets)	4.00%	N/A	11.96%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.80%

ALLEGIANCE BANK: As of September 30, 2015	Minimum Required For Capital Adequacy Purposes	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	10.69%
Leverage ratio (to average assets)	4.00%	5.00%	9.80%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	10.69%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.32%

As of December 31, 2014
Common equity Tier 1 capital (to risk weighted assets)	N/A	N/A	N/A
Leverage ratio (to average assets)	4.00%	5.00%	9.38%
Tier 1 risk-based capital ratio (to risk weighted assets)	4.00%	6.00%	11.76%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	12.59%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

14. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares are considered outstanding at the date of grant and are included in basic and diluted weighted average common shares outstanding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(Amounts in thousands, except per share data)
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

Net income attributable to common stockholders	$4,047		$2,021		$11,015		$6,705
Basic:
Weighted average common shares outstanding	9,823	$0.41	6,979	$0.29	9,823	$1.12	6,972	$0.96

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	180		175		178		161
Total	10,003	$0.40	7,154	$0.28	10,001	$1.10	7,133	$0.94

Stock options for 318 thousand shares and 241 thousand shares of common stock were not considered in computing diluted earnings per common share for September 30, 2015 and 2014, respectively, because they were antidilutive. The Company’s initial public offering was completed in the fourth quarter as described below and could have a material impact on earnings per share going forward.

15. SUBSEQUENT EVENTS

On October 7, 2015, the Company completed an initial public offering of 2,990,000 shares of Company stock at $21.00 per share generating net proceeds of approximately $57.2 million after expenses. The Company’s common stock began trading on the NASDAQ Global Market on October 8, under the ticker symbol “ABTX.”

On October 16, 2015, the Company paid down $27.5 million on the borrowing agreement with another financial institution with a portion of the proceeds from the Initial Public Offering.

On November 3, 2015, the Bank entered into a definitive purchase and assumption agreement providing for the sale of two of its banking locations to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. will acquire certain assets and assume certain liabilities associated with the Mart banking location at 714 Texas Avenue in Mart, Texas and the Rosebud banking location at 339 Main Street in Rosebud, Texas. Loans and branch assets of $27.0 million and $1.4 million, respectively, associated with these branches have been classified as held for sale at September 30, 2015. Deposits associated with these branches were $27.1 million as of September 30, 2015. The transaction is subject to regulatory approval and certain other customary conditions and is expected to close during the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where the context otherwise requires or where otherwise indicated, in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “Company” and “our business” refer to Allegiance Bancshares, Inc. and our wholly-owned banking subsidiary, Allegiance Bank, a Texas banking association, and the terms “Allegiance Bank” or the “Bank” refer to Allegiance Bank. In this Quarterly Report on Form 10-Q, we refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area as the “Houston metropolitan area.”

Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in our forward-looking statements:

•	risks related to the concentration of our business in Houston, Texas, including risks associated with volatility or decreases in oil and gas prices or prolonged periods of lower oil and gas prices;
•	general market conditions and economic trends nationally, regionally and particularly in Houston, Texas;
•	our ability to retain executive officers and key employees and their customer and community relationships;
•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operation;
•	risks related to any businesses we acquire in the future, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	risks associated with our owner-occupied commercial real estate loan and other commercial real estate loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	risk of deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	risks associated with data processing system failures and errors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;
•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of FDIC insurance and other coverage;
•	systemic risks associated with the soundness of other financial institutions; and
•	other risks and uncertainties listed from time to time in our reports and documents filed with the Securities and Exchange Commission.

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which these statements are made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

Overview

The Company is a Texas corporation and a registered bank holding company, headquartered in Houston, Texas. Through our wholly-owned subsidiary, Allegiance Bank, we provide a diversified range of commercial banking services primarily to Houston metropolitan area-based small to medium-sized businesses and individual customers. Since we began operations in 2007, we have expanded our footprint to 16 banking locations in the Houston metropolitan area.

We generate most of our revenues from interest income on loans, service charges on customer accounts and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas. We have recognized increased net interest income due primarily to an increase in the volume of our interest-earning assets.

Our net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

Our objective is to grow and strengthen our community banking franchise by deploying our super-community banking strategy and pursuing select strategic acquisitions in the Houston metropolitan area. We are positioning the Bank to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and providing superior customer service. We have made the strategic decision to focus on the Houston metropolitan area because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market.

Super-community banking strategy. We focus on establishing personal relationships with customers through superior service, which we provide through responsive decision-making and empowering personnel to respond quickly to customers’ needs. We focus on lending to and banking with small to medium-sized businesses, for which we believe loans can be priced on terms that are more attractive to us than we would achieve by lending to larger businesses. We operate full-service decentralized branches and employ lenders with strong underwriting credentials who we authorize to make loan and underwriting decisions at the branch level up to prescribed limits. We support our branch operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive/board oversight. Our strategy emphasizes community involvement by our directors, officers and employees, which further allows us to be responsive in developing products and services. This approach produces clear competitive advantages by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.

Select strategic acquisitions. We intend to complement our strong organic growth by continuing to pursue a disciplined acquisition strategy within the Houston metropolitan area. Our focus is on like-minded community banks with similar lending strategies. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. On January 1, 2015, we completed the acquisition of F&M Bancshares, Inc. (“F&M”) and its subsidiary bank, Enterprise Bank (“Enterprise”). The results for the nine months ended September 30, 2015 reflect the combined entity. The impact of this acquisition is not reflected in our financial condition and results of operations as of December 31, 2014 or for the three and nine months ended September 30, 2014.

Recent Developments

On October 7, 2015, we completed an initial public offering of 2,990,000 shares of Company stock at $21.00 per share generating net proceeds of approximately $57.2 million. Our common stock began trading on the NASDAQ Global Market on October 8, under the ticker symbol “ABTX.”

On October 16, 2015, we paid down $27.5 million on the borrowing agreement with another financial institution with a portion of the proceeds from the Initial Public Offering.

On November 3, 2015, the Bank entered into a definitive purchase and assumption agreement providing for the sale of two of its banking locations to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. will acquire certain assets and assume certain liabilities associated with the Mart banking location at 714 Texas Avenue in Mart, Texas and the Rosebud banking location at 339 Main Street in Rosebud, Texas. Loans and branch assets of $27.0 million and $1.4 million, respectively, associated with these branches have been classified as held for sale at September 30, 2015. Deposits associated with these branches were $27.1 million as of September 30, 2015. The transaction is subject to regulatory approval and certain other customary conditions and is expected to close during the first quarter of 2016.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our annual and interim consolidated financial statements included in the our prospectus filed with the Securities and Exchange Commission on October 8, 2015, pursuant to Rule 424(b)(4). We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Securities

Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity until realized. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Nonperforming and Past Due Loans

Loans are placed on nonaccrual status when payment in full of principal or interest is not expected or upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged off no later than 120 days past due, with consideration of the following guidelines in determining the need and ultimate timing of the charge-off: 1) the Bank is in the process of repossession and there appears to be a likely deficiency, 2) the collateral securing the loan has been sold and there is an actual deficiency, 3) the Bank is proceeding with lengthy legal action to collect its balance, 4) the borrower has left the service area and is unable to be located, or 5) the borrower has filed bankruptcy and the Bank is either in an unsecured or weak collateral position. Confirming events requiring charge-offs occur when a shortfall is identified between the recorded investment in the loan and the underlying value of the collateral on a collateral dependent loan.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-off of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to earnings that increase the allowance.

Throughout the year, management estimates the probable incurred losses in the loan portfolio to determine if the allowance for loan losses is adequate to absorb such losses. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. We follow a loan review program to evaluate the credit risk in the loan portfolio. Loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. The general component covers non-impaired loans and is based on industry and our specific historical loan loss experience, volume, growth and composition of the loan portfolio, the evaluation of our loan portfolio through our internal loan review process, general current economic conditions both internal and external to us that may affect the borrower’s ability to pay, value of collateral and other qualitative relevant risk factors. Based on a review of these estimates, we adjust the allowance for loan losses to a level determined by management to be adequate. Estimates of loan losses are inherently subjective as they involve an exercise of judgment.

Our allowance for loan losses, both in dollars and as a percentage of total loans, may not be comparable to other similar sized institutions due to the impact of acquisition accounting. As part of acquisition accounting, acquired loans are initially recognized at fair value with no corresponding allowance for loan losses. Initial fair value of the loans includes consideration of expected credit losses.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and therefore classified as impaired. Subsequent to identification as a troubled debt restructuring, such loans are then evaluated for impairment on an individual basis whereby we determine the amount of reserve in accordance with the accounting policy for the impaired loans as part of our allowance for loan losses calculation. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Accounting for Acquired Loans

At acquisition, we evaluate loans to determine if they are purchase credit impaired loans. Purchased credit impaired loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that we would be unable to collect all contractual payments. We make this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. Purchased credit impaired loans are initially recorded at fair value with the difference between fair value and estimated future cash flows accreted over the expected cash flow period as income only to the extent we can reasonably estimate the timing and amount of future cash flows. In this case, these loans would be classified as accruing. In the event we are unable to reasonably estimate timing and amount of future cash flows, the loan is classified as non-accrual. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

Our purchase credit impaired loans have generally been de minimis and comprised 0.1% of our loan portfolio at September 30, 2015. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we are able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for 2015 and prior periods has been immaterial.

All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At September 30, 2015, we had $331.3 million in acquired loans that have not been renewed or substantially modified which is net of an unaccreted discount of $2.9 million or 0.87%.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life, is not amortized, but tested for impairment as described above. We perform our annual impairment test on October 1st. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Recently Issued Accounting Pronouncements

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-16 is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for us beginning after January 1, 2018, subject to delay that has been proposed by the Financial Accounting Standards Board, with retrospective application to each prior reporting period presented. We are still evaluating the potential impact on our financial statements.

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying that an in substance repossession or foreclosure occurs when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 became effective for us on January 1, 2015 and did not have a material impact on our financial statements.

Results of Operations

Net income attributable to common stockholders was $4.0 million ($0.40 per diluted common share) for the quarter ended September 30, 2015 compared with $2.0 million ($0.28 per diluted common share) for the quarter ended September 30, 2014, an increase in net income attributable to common stockholders of $2.0 million or 100.2%. Annualized returns on average common equity were 8.27% and 6.82%, annualized returns on average assets were 0.85% and 0.64% and efficiency ratios were 65.04% and 68.65% for the quarters ended September 30, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of assets and securities. Additionally, taxes and provision for loan losses are not part of this calculation.

For the nine months ended September 30, 2015, net income attributable to common stockholders was $11.0 million ($1.10 per diluted common share) compared with $6.7 million ($0.94 per diluted common share) for the same period in 2014, an increase in net income attributable to common stockholders of $4.3 million or 64.3%. Annualized returns on average common equity were 7.75% and 7.79%, annualized returns on average assets were 0.82% and 0.76% and efficiency ratios were 66.31% and 66.41% for the nine months ended September 30, 2015 and 2014, respectively.

Net Interest Income

Three months ended September 30, 2015 compared with three months ended September 30, 2014. Net interest income before the provision for loan losses for the three months ended September 30, 2015 was $20.4 million compared with $12.1 million for the three months ended September 30, 2014, an increase of $8.3 million, or 68.0%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $676.2 million or 60.8% for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase in our average interest-earning assets during the three months of 2015 as compared to the same period in 2014 was primarily the result of the acquisition of F&M which was completed on January 1, 2015.

Interest income was $22.6 million for the three months ended September 30, 2015, an increase of $9.1 million compared with the three months ended September 30, 2014 primarily due to an increase of $8.6 million of interest income and fees on loans during the three months ended September 30, 2015 compared to the same period in 2014 as a result of the increase in average loans outstanding of $632.2 million for the same period. Additionally, during the three months ended September 30, 2015 and 2014, we benefitted from acquisition accounting loan discount accretion of $618 thousand and $14 thousand, respectively.

Interest expense was $2.2 million for the three months ended September 30, 2015, an increase of $829 thousand compared to the three months ended September 30, 2014. This increase was primarily due to an increase in average interest-bearing liabilities of $474.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase in interest-bearing liabilities was impacted by the addition of $18.0 million, on our borrowing agreement with another financial institution, on January 1, 2015, to repay debt acquired from F&M. Additionally, we assumed $11.3 million of junior subordinated debentures as part of the acquisition of F&M on January 1, 2015.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2015 was 4.61%, an increase of 26 basis points compared to 4.35% for the three months ended September 30, 2014. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $750 thousand and $127 thousand on the tax equivalent net interest margin was an increase of 17 basis points and 4 basis points for the three months ended September 30, 2015 and 2014, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans (3)	$1,572,441	$21,627	5.46%	$940,284	$13,011	5.49%
Securities	162,308	975	2.38%	97,079	472	1.93%
Deposits in other financial institutions	53,759	43	0.31%	74,935	70	0.37%
Total interest-earning assets	1,788,508	$22,645	5.02%	1,112,298	$13,553	4.83%
Allowance for loan losses	(10,618)			(7,617)
Noninterest-earning assets	201,952			110,369
Total assets	$1,979,842			$1,215,050

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$97,488	$40	0.16%	$69,967	$29	0.16%
Money market and savings deposits	432,654	468	0.43%	264,720	278	0.42%
Certificates and other time deposits	547,884	1,324	0.96%	402,088	1,026	1.01%
Short-term borrowings	106,533	47	0.17%	-	-	0.00%
Subordinated debt	9,060	114	5.01%	-	-	0.00%
Other borrowed funds	28,069	245	3.46%	10,000	76	3.00%
Total interest-bearing liabilities	1,221,688	$2,238	0.73%	746,775	$1,409	0.75%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	555,060			346,616
Other liabilities	7,292			4,104
Total liabilities	1,784,040			1,097,495
Stockholders' equity	195,802			117,555
Total liabilities and stockholders' equity	$1,979,842			$1,215,050

Net interest rate spread			4.29%			4.08%

Net interest income and margin (1)		$20,407	4.53%		$12,144	4.33%

Net interest income and margin (tax equivalent) (2)		$20,770	4.61%		$12,207	4.35%

__________________

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended September 30, 2015 and 2014 and other applicable effective tax rates.
(3)	Includes loans held for sale at September 30, 2015.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. Net interest income before the provision for loan losses for the nine months ended September 30, 2015 was $58.9 million compared with $34.2 million for the nine months ended September 30, 2014, an increase of $24.7 million, or 72.0%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $619.2 million or 57.8% for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase in our average interest-earning assets during the first nine months of 2015 as compared to the same period in 2014 was primarily the result of the acquisition of F&M completed on January 1, 2015, as well as organic growth in our loan portfolio.

Interest income was $65.3 million for the nine months ended September 30, 2015, an increase of $27.0 million compared with the nine months ended September 30, 2014 primarily due to an increase of $26.3 million of interest income and fees on loans during the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the increase in average loans outstanding of $593.9 million for the same period. Additionally, during the nine months ended September 30, 2015 and 2014, we benefitted from acquisition accounting loan discount accretion of $3.0 million and $70 thousand, respectively.

Interest expense was $6.4 million for the nine months ended September 30, 2015, an increase of $2.3 million compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in average interest-bearing liabilities of $410.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was also impacted by the addition of $18.0 million, on our borrowing agreement with another financial institution, on January 1, 2015, to repay debt acquired from F&M. Additionally, we assumed $11.3 million of junior subordinated debentures as part of the acquisition of F&M on January 1, 2015.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the nine months ended September 30, 2015 was 4.71%, an increase of 41 basis points compared to 4.30% for the nine months ended September 30, 2014. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $3.4 million and $504 thousand on the tax equivalent net interest margin was an increase of 26 basis points and 7 basis points for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year-to-Date
	September 30, 2015			September 30, 2014
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans (3)	$1,489,690	$63,012	5.66%	$895,774	$36,709	5.48%
Securities	127,863	2,135	2.23%	92,034	1,401	2.04%
Deposits in other financial institutions	72,182	167	0.31%	82,765	243	0.39%
Total interest-earning assets	1,689,735	$65,314	5.17%	1,070,573	$38,353	4.79%
Allowance for loan losses	(9,466)			(7,037)
Noninterest-earning assets	210,039			109,543
Total assets	$1,890,308			$1,173,079

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$101,636	$120	0.16%	$65,588	$105	0.21%
Money market and savings deposits	419,814	1,326	0.42%	253,725	818	0.43%
Certificates and other time deposits	548,411	3,778	0.92%	407,718	3,034	0.99%
Short-term borrowings	37,384	49	0.17%	-	-	0.00%
Subordinated debt	8,981	439	6.54%	-	-	0.00%
Other borrowed funds	28,069	691	3.29%	6,844	151	2.94%
Total interest-bearing liabilities	1,144,295	$6,403	0.75%	733,875	$4,108	0.75%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	540,499			320,897
Other liabilities	7,153			3,278
Total liabilities	1,691,947			1,058,050
Stockholders' equity	198,361			115,029
Total liabilities and stockholders' equity	$1,890,308			$1,173,079

Net interest rate spread			4.42%			4.04%

Net interest income and margin (1)		$58,911	4.66%		$34,245	4.28%

Net interest income and margin (tax equivalent) (2)		$59,533	4.71%		$34,399	4.30%

________________

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the nine months ended September 30, 2015 and 2014 and other applicable effective tax rates.
(3)	Includes loans held for sale at September 30, 2015.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$8,747	$(131)	$8,616	$24,339	$1,964	$26,303
Securities	317	186	503	546	188	734
Deposits in other financial institutions	(19)	(8)	(27)	(31)	(45)	(76)
Total increase in interest income	9,045	47	9,092	24,854	2,107	26,961

Interest-Bearing liabilities:
Interest-bearing demand deposits	11	-	11	58	(43)	15
Money market and savings deposits	177	12	189	536	(28)	508
Certificates and other time deposits	372	(74)	298	1,047	(303)	744
Short-term borrowings	-	47	47	-	49	49
Subordinated debt	-	114	114	-	439	439
Other borrowed funds	137	33	170	467	73	540
Total increase in interest expense	697	132	829	2,108	187	2,295
Increase (decrease) in net interest income	$8,348	$(85)	$8,263	$22,746	$1,920	$24,666

Provision for Loan Losses

Our provision for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at September 30, 2015 and December 31, 2014 was $11.2 million and $8.2 million, respectively, representing 0.69% and 0.82% of total loans as of such dates. Acquired loans are recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $1.5 million provision for loan losses for the quarter ended September 30, 2015 and a $750 thousand provision for the quarter ended September 30, 2014. Net charge-offs were $638 thousand for the quarter ended September 30, 2015 compared to net charge-offs of $472 thousand for the quarter ended September 30, 2014.

We recorded a $3.6 million provision for loan losses for the nine months ended September 30, 2015 and a $1.7 million provision for the nine months ended September 30, 2014. The increase in the provision was primarily due to an increase in required reserves associated with organic loan growth and an increase of $863 thousand of allowance on impaired and charged-off loans during the nine months ended September 30, 2015.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended September 30, 2015 compared with three months ended September 30, 2014. Noninterest income totaled $1.2 million for the three months ended September 30, 2015 compared with $605 thousand for the same period in 2014, an increase of $596 thousand or 98.5%. This increase was partially due to gains on the sale of two individual loans from the portfolio that resulted in a $235 thousand gain during the third quarter of 2015.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. Noninterest income totaled $3.0 million for the nine months ended September 30, 2015 compared to $1.9 million for the nine months ended September 30, 2014, an increase of $1.1 million or 56.5%. This increase was partially due to the increase in transactional deposit accounts acquired in the acquisition of F&M which increased service charge and nonsufficient funds income. Additionally, the increase in noninterest income for the nine months ended September 2015 was due to the addition of bank owned life insurance income as we purchased bank owned life insurance during the first quarter of 2015 and in conjunction with the acquisition of F&M we acquired life insurance policies.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$179	$118	$61	$512	$335	$177
Service charges on deposit accounts	163	125	38	514	378	136
Debit card and ATM card income	171	105	66	463	262	201
Gains (losses) on sales of other real estate	1	-	1	(5)	188	(193)
Gain on sale of securities	-	-	-	-	-	-
Gains on sales of loans	235	-	235	235	-	235
Bank owned life insurance income	167	-	167	433	-	433
Rebate from correspondent bank	60	63	(3)	161	244	(83)
Other (1)	225	194	31	701	519	182
Total noninterest income	$1,201	$605	$596	$3,014	$1,926	$1,088

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended September 30, 2015 compared with three months ended September 30, 2014. Noninterest expense was $13.9 million for the three months ended September 30, 2015 compared to $8.8 million for the three months ended September 30, 2014, an increase of $5.1 million or 58.8%. This increase is primarily attributable to additional operational noninterest expenses associated with the acquisition of F&M during the first quarter of 2015.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. Noninterest expense was $40.9 million for the nine months ended September 30, 2015 compared to $24.0 million for the nine months ended September 30, 2014, an increase of $16.9 million or 70.3%. This increase is primarily attributable to additional personnel, facilities and infrastructure as a result of the F&M acquisition on January 1, 2015 in addition to $941 thousand of merger related expenses incurred in connection with the acquisition during the nine months ended September 30, 2015.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits (1)	$8,996	$4,994	$4,002	$26,419	$14,497	$11,922
Net occupancy and equipment	1,289	888	401	3,647	2,469	1,178
Data processing and software amortization	841	397	444	2,294	1,230	1,064
Professional fees	343	973	(630)	1,220	1,502	(282)
Regulatory assessments and FDIC insurance	296	214	82	990	636	354
Core deposit intangibles amortization	207	74	133	622	222	400
Depreciation	414	286	128	1,190	789	401
Communications	300	154	146	992	460	532
Advertising	188	116	72	510	394	116
Other real estate expense	20	-	20	63	6	57
Printing and supplies	52	30	22	240	120	120
Other	955	626	329	2,722	1,696	1,026
Total noninterest expense	$13,901	$8,752	$5,149	$40,909	$24,021	$16,888

(1)	Total salaries and employee benefits includes $310 thousand and $190 thousand for the three months ended September 30, 2015 and 2014, respectively, and $951 thousand and $517 thousand for the nine months ended September 30, 2015 and 2014, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $4.0 million, or 80.1% for the three months ended September 30, 2015 compared to the same period in 2014 and increased $11.9 million, or 82.2% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These increases for the three and nine months ended September 30, 2015 over the same periods in 2014 were primarily due to the acquisition of F&M, additional employees hired to support our growth and pre-tax merger related severance expenses of approximately $555 thousand related to the F&M acquisition during the nine months ended September 30, 2015.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $401 thousand, or 45.2% for the three months ended September 30, 2015 compared to the same period 2014 and increased $1.2 million, or 47.7% for the nine months ended September 30, 2015 compared to the same period in 2014. The increase for both periods is primarily attributable to the cost of the retail branches acquired in the F&M acquisition including utilities, rent, and other occupancy expenses.

Data Processing and Software Amortization. Data processing and software amortization increased $444 thousand, or 111.8%, and $1.1 million, or 86.5%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The increase in both periods is primarily due to the additional hardware and software expenses acquired as part of the acquisition of F&M and the resulting increase in transaction volume.

Professional Fees. Professional fees decreased $630 thousand, or 64.7%, and $282 thousand, or 18.8%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decrease in both periods is primarily attributable to expenses in 2014 related to the conversion to a new accounting system and the completion of the conversion of Independence Bank acquired in 2013.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization increased $133 thousand, or 179.7%, and $400 thousand, or 180.2%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The increases are attributable to the acquisition of F&M in 2015. Core deposit intangibles are being amortized using a straight-line amortization method over their useful lives.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 65.04% and 66.31% for the three and nine months ended September 30, 2015, respectively, compared with 68.65% and 66.41% for the three and nine months ended September 30, 2014, respectively. The efficiency ratios for the nine months ended September 30, 2015 and 2014 were impacted by merger expenses of approximately $941 thousand and $601 thousand, respectively, related to the Independence acquisition completed in 2014 and the F&M acquisition completed in 2015. Excluding these merger expenses, our efficiency ratios would have been 64.79% and 64.75% for the nine months ended September 30, 2015 and 2014, respectively.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2014 to 2015, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the overhead expense necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $731 thousand, or 59.6%, to $2.0 million for the quarter ended September 30, 2015 compared with $1.2 million for the same period in 2014. For the nine months ended September 30, 2014, income tax expense totaled $5.8 million, an increase of $2.0 million, or 53.1%, compared with $3.8 million for the same period in 2014. The effective tax rates were 31.7% and 33.4% for the three and nine months ended September 30, 2015 and 2014, respectively, compared to 37.8% and 36.1% for the same periods in 2014. The effective tax rate decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to an increase in tax-free income from the purchase of additional municipal securities and bank owned life insurance during 2015.

Financial Condition

Loan Portfolio

At September 30, 2015, total loans (including loans held for sale) were $1.62 billion, an increase of $614.4 million, or 61.3% compared with December 31, 2014 primarily due to loans, net of acquisition accounting adjustments, acquired in the F&M acquisition as well as organic growth in our loan portfolio.

Total loans (including loans held for sale) as a percentage of deposits were 97.6% and 88.4% as of September 30, 2015 and December 31, 2014, respectively. Our capital positions in 2015 and 2014 allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 80.3% and 78.3% as of September 30, 2015 and December 31, 2014, respectively. Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale (1)	$27,004	1.7%	$-	0.0%

Commercial and industrial	367,341	22.6%	242,034	24.2%
Mortgage warehouse	65,928	4.1%	28,329	2.8%
Real estate:
Commercial real estate (including multi-family residential)	710,857	44.0%	429,986	42.9%
Commercial real estate construction and land development	151,369	9.4%	85,484	8.5%
1-4 family residential (including home equity)	185,473	11.5%	135,127	13.5%
Residential construction	95,212	5.9%	72,402	7.2%
Consumer and other	13,232	0.8%	8,692	0.9%
Total loans held for investment	1,589,412	98.3%	1,002,054	100.0%
Total loans	1,616,416	100.0%	1,002,054	100.0%
Allowance for Loan Losses	(11,204)		(8,246)
Loans, net	$1,605,212		$993,808

(1)	Consists of loans at two former F&M locations acquired on January 1, 2015. As of September 30, 2015, loans held for sale consists of $12.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multifamily residential) loans, $2.4 million of l-4 family residential (including home equity) loans and $741 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased $125.3 million, or 51.8%, to $367.3 million as of September 30, 2015 compared to $242.0 million as of December 31, 2014 as a result of organic loan growth of $103.0 million in the commercial and industrial portfolio during the first nine months of 2015. The remainder of the increase was due to loans acquired in the F&M acquisition.

Mortgage warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes are further secured by real estate in a manner consistent with traditional mortgage warehouse lending whereby the promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Our mortgage warehouse portfolio increased $37.6 million, or 132.7%, to $65.9 million as of September 30, 2015 compared to $28.3 million as of December 31, 2014. Volumes fluctuate based on the level of market demand for the product, as well as overall market interest rates and tend to peak at the end of each month.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owneroccupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2015 and December 31, 2014, 53.3% and 59.7%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $280.9 million, or 65.3%, to $710.9 million as of September 30, 2015 from $430.0 million as of December 31, 2014, as a result of organic loan growth of $65.8 million in the commercial real estate portfolio during the first nine months of 2015 with the remainder of the change due to loans acquired in the F&M acquisition.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development land loans increased $65.9 million, or 77.1% to $151.4 million as of September 30, 2015 compared to $85.5 million as of December 31, 2014 as a result of organic loan growth of $38.2 million in the commercial real estate construction portfolio during the first nine months of 2015 with the remainder of the change due to loans acquired in the F&M acquisition.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $50.3 million, or 37.3%, to $185.5 million as of September 30, 2015 from $135.1 million as of December 31, 2014 as a result of organic loan growth of $22.9 million in the 1-4 family residential portfolio during the first nine months of 2015 with the remainder of the change due to loans acquired in the F&M acquisition.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as completed basis. Our residential construction loans portfolio increased $22.8 million, or 31.5%, to $95.2 million as of September 30, 2015 from $72.4 million as of December 31, 2014 as a result of organic loan growth of $16.1 million in the residential construction portfolio during the first nine months of 2015 with the remainder of the change due to loans acquired in the F&M acquisition.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $4.5 million, or 52.2%, to $13.2 million as of September 30, 2015 from $8.7 million as of December 31, 2014. The increase in our consumer and other loan portfolio is primarily due to the additional loans acquired from F&M.

Asset Quality

Nonperforming Assets

We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.

We had $6.2 million and $3.2 million in nonperforming loans as of September 30, 2015 and December 31, 2014, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$498	$-
Commercial and industrial	3,476	1,527
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	1,783	1,653
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	341	-
Residential construction	-	-
Consumer and other	87	4
Total nonaccrual loans (1)	6,185	3,184
Accruing loans 90 or more days past due	-	-
Total nonperforming loans	6,185	3,184
Repossessed assets	131	-
Other real estate	-	-
Total nonperforming assets	$6,316	$3,184
Restructured loans (2)	$504	$-
Nonperforming assets to total assets	0.31%	0.25%
Nonperforming loans to total loans	0.38%	0.32%

(1)	Includes $1.2 million of loans of purchased credit impaired loans acquired from F&M as of September 30, 2015.

(2)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to earnings that increase the allowance.

All loans were acquired at fair value without a carryover of the F&M allowance for loan losses. The accretable yield discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to non-performing loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan, and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the F&M acquisition was $6.0 million, or 1.47% on loans acquired. The remaining discount on F&M acquired loans as of September 30, 2015 was $3.0 million, or 0.73%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At September 30, 2015, our allowance for loan losses amounted to $11.2 million, or 0.69% of total loans compared with $8.2 million, or 0.82% as of December 31, 2014.

The decrease in the December 31, 2014 to September 30, 2015 allowance for loan losses ratio to total loans is attributable to loans acquired in the F&M acquisition that was recorded at fair value and did not have an allowance as of September 30, 2015 as there has been no evidence of credit deterioration since acquisition date. Excluding the acquired loans at September 30, 2015, the allowance would have been 0.87% of total loans. We believe that the allowance for loan losses at September 30, 2015 and December 31, 2014 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.06% for the nine months ended September 30, 2015 compared to 0.08% for the nine months ended September 30, 2014 and 0.06% for the year ended December 31, 2014.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2015	2014

Average loans outstanding	$1,489,690	$895,774
Gross loans outstanding at end of period	1,616,416	964,923
Allowance for loan losses at beginning of period	8,246	6,655
Provision for loan losses	3,633	1,650
Charge-offs:
Commercial and industrial loans	(723)	(555)
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	-	-
Residential construction	-	-
Consumer and other	(26)	(40)
Total charge-offs for all loan types	(749)	(595)
Recoveries:
Commercial and industrial loans	46	29
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	-	-
Residential construction	24	-
Consumer and other	4	1
Total recoveries for all loan types	74	30
Net charge-offs	(675)	(565)
Allowance for loan losses at end of period	$11,204	$7,740
Allowance to total loans	0.69%	0.80%
Net charge-offs to average loans (1)	0.06%	0.08%
Allowance to nonperforming loans	181.15%	295.87%

(1)	Interim period annualized

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of September 30, 2015, the carrying amount of investment securities totaled $154.5 million, an increase of $69.6 million or 81.9% compared with $85.0 million as of December 31, 2014. Securities represented 7.7% and 6.6% of total assets as of September 30, 2015 and December 31, 2014, respectively.

All of the securities in our securities portfolio are classified as available for sale. Debt securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on debt securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,658	$466	$-	$9,124
Municipal securities	110,810	1,455	(203)	112,062
Agency mortgage-backed pass-through securities	30,779	530	(182)	31,127
Agency collateralized mortgage obligations	2,270	23	(60)	2,233
Total	$152,517	$2,474	$(445)	$154,546

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$14,080	$442	$(45)	$14,477
Municipal securities	35,272	283	(74)	35,481
Agency mortgage-backed pass-through securities	32,191	472	(188)	32,475
Agency collateralized mortgage obligations	2,587	21	(79)	2,529
Total	$84,130	$1,218	$(386)	$84,962

As of September 30, 2015, we do not expect to sell any debt securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any debt securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the table below, municipal securities are calculated on a tax equivalent basis.

	September 30, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,009	1.46%	$6,649	3.23%	$-	0.00%	$8,658	2.82%
Municipal securities	8,026	1.43%	13,697	2.47%	20,629	3.43%	68,458	4.77%	110,810	3.99%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,279	1.97%	26,500	2.34%	30,779	2.29%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	2,270	2.01%	2,270	2.01%
Total	$8,026	1.43%	$15,706	2.34%	$31,557	3.19%	$97,228	4.04%	$152,517	3.55%

	December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,006	1.46%	$7,966	3.19%	$4,108	2.72%	$14,080	2.82%
Municipal securities	7,228	1.07%	15,393	1.83%	9,759	3.05%	2,892	5.46%	35,272	2.32%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	2,894	1.81%	29,297	2.54%	32,191	2.47%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	2,587	2.02%	2,587	2.02%
Total	$7,228	1.07%	$17,399	1.78%	$20,619	2.95%	$38,884	2.76%	$84,130	2.46%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers may have the right to prepay their obligations. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay and, in particular, monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.

As of September 30, 2015 and December 31, 2014, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity. The average yield of our securities portfolio was 2.23% during the nine months ended September 30, 2015 compared with 2.04% for the nine months ended September 30, 2014. The increase in average yield during 2015 compared to 2014 was primarily due to cash flows from lower-yielding, shorter-term securities that were reinvested in higher-yielding, longer-duration securities.

Goodwill and Core Deposit Intangibles

Our goodwill as of September 30, 2015 and December 31, 2014 was $39.4 million and $11.1 million, respectively, and increased as a result of the F&M acquisition, completed in January 2015. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net as of September 30, 2015 and December 31, 2014, was $5.4 million and $1.7 million, respectively, and increased as a result of the F&M acquisition, completed in January 2015. Core deposit intangibles arising from the F&M acquisition and the Independence acquisition completed in November 2103 are amortized using a straight-line amortization method over its estimated useful life of 7 to 9 years.

Deposits

Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and certificates and other time accounts. We rely primarily on convenient locations, personalized service and our customer relationships to attract and retain these deposits. We seek customers that will both engage in a lending and deposit relationship with us.

Total deposits at September 30, 2015 were $1.66 billion, an increase of $522.9 million, or 46.1%, compared with $1.13 billion at December 31, 2014. Noninterest-bearing deposits at September 30, 2015 were $560.8 million, an increase of $187.0 million, or 50.0%, compared with $373.8 million at December 31, 2014. Interest-bearing deposits at September 30, 2015 were $1.10 billion, an increase of $335.9 million, or 44.2%, compared with $759.9 million at December 31, 2014. The increase in deposits was primarily due to the deposits acquired in the F&M acquisition.

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2015, the Company had total funds of $512.1 million available under this agreement, of which $119.0 million was outstanding. Short-term overnight FHLB advances of $115.0 million were outstanding at September 30, 2015, at a weighted average rate of 0.18%. Letters of Credit were $4.0 million at September 30, 2015, of which $1.5 million will expire in January 2016 and $2.5 million will expire in August 2016.

As of September 30, 2015 and December 31, 2014, we had $28.1 million and $10.1 million, respectively, of indebtedness owed to another financial institution. On December 22, 2014, in connection with the acquisition of F&M , we entered into a revolving credit agreement. Pursuant to our new revolving credit agreement, we borrowed approximately $10.1 million in December 2014 to pay off the prior indebtedness. In January 2015, we borrowed an additional $18.0 million under our revolving credit agreement to repay debt that F&M owed. Our borrowings under the revolving credit agreement mature in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.00% at September 30, 2015. Interest payments are due quarterly. The revolving credit agreement is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under our revolving credit agreement is $30.0 million, which is reduced by $4.3 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our revolving credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of September 30, 2015, we believe we are in compliance with these debt covenants and the lender has not delivered any notice of noncompliance under the terms of the credit documents.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2015 and the year ended December 31, 2014, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and overnight advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits and our largest use of funds is loans. We do not expect a change in the source or use of our funds in the foreseeable future. Our average loans increased $593.9 million, or 66.3%, for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.0 years and modified duration of 6.0 years at September 30, 2015, and a weighted average life of 5.2 years and modified duration of 4.5 years at December 31, 2014.

As of September 30, 2015 and December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2015 and December 31, 2014 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$2,354	$4,285	$8,570	$12,860	$28,069
Operating leases	2,798	2,600	4,564	5,629	15,591
Total	$5,152	$6,885	$13,134	$18,489	$43,660

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$1,494	$8,575	$10,069
Operating leases	2,281	4,664	3,072	3,867	13,884
Total	$2,281	$4,664	$4,566	$12,442	$23,953

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. The amount and type of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

Standby Letters of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment and we would have the rights to the underlying collateral. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

As of September 30, 2015 and December 31, 2014, we had outstanding $574.9 million and $393.0 million, respectively, in commitments to extend credit and $5.3 million and $4.0 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Capital Resources

Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of September 30, 2015 and December 31, 2014, the Bank was well-capitalized.

Total stockholder’s equity was $196.0 million at September 30, 2015, compared with $131.8 million at December 31, 2014, an increase of $64.3 million, or 48.8%. This increase was primarily the result of $51.4 million of common stock issued in connection with the acquisition of F&M and net income of $11.6 million for the nine months ended September 30, 2015.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2015
Total Capital
(to Risk Weighted Assets)	$173,427	9.75%	$142,265	8.00%	N/A	N/A
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	153,160	8.61%	80,024	4.50%	N/A	N/A
Tier I Capital
(to Risk Weighted Assets)	162,222	9.12%	106,699	6.00%	N/A	N/A
Tier I Capital
(to Average Tangible Assets)	162,222	8.37%	77,539	4.00%	N/A	N/A

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)	$126,584	12.80%	$79,127	8.00%	N/A	N/A
Tier I Capital
(to Risk Weighted Assets)	118,338	11.96%	39,564	4.00%	N/A	N/A
Tier I Capital
(to Average Tangible Assets)	118,338	9.55%	49,549	4.00%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2015
Total Capital
(to Risk Weighted Assets)	$201,121	11.32%	$142,134	8.00%	$177,668	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	189,917	10.69%	79,951	4.50%	115,484	6.50%
Tier I Capital
(to Risk Weighted Assets)	189,917	10.69%	106,601	6.00%	142,134	8.00%
Tier I Capital
(to Average Tangible Assets)	189,917	9.80%	77,491	4.00%	96,864	5.00%

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)	$124,472	12.59%	$79,066	8.00%	$98,833	10.00%
Tier I Capital
(to Risk Weighted Assets)	116,226	11.76%	39,533	4.00%	59,300	6.00%
Tier I Capital
(to Average Tangible Assets)	116,226	9.38%	49,549	4.00%	61,936	5.00%

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, a component of market risk that we face is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We have not entered into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

Our exposure to interest rate risk is managed by our Asset Liability Committee (“ALCO”), which is composed of certain members of our board of directors and Bank management, in accordance with policies approved by our board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. We have traditionally managed our business to reduce our overall exposure to changes in interest rates.

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014
+300	4.1%	10.0%	0.9%	13.0%
+200	2.1%	5.8%	0.7%	9.4%
+100	0.5%	2.2%	0.4%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	2.5%	2.4%	(1.2)%	(5.8)%

These results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in an interest rate sensitivity analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

From time to time, we are subject to claims and litigation arising from various transactions in the ordinary course of business. At this time, in the opinion of our management, after consultation with legal counsel, we are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1 (Registration No. 333-206536), and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) In October, 2015, subsequent to the period covered by this Report, we issued and sold 2,990,000 shares of our common stock, including 390,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $21.00 per share, for aggregate net proceeds, after expenses, to us of approximately $57.2 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Registration No. 333-206536), which was declared effective by the Securities and Exchange Commission on October 7, 2015. Robert W. Baird & Co. Incorporated and Stephens Inc. acted as representatives of the several underwriters. The offering commenced on October 8, 2015 and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus related to our initial public offering (Registration No. 333-206536), filed with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b)(4).

(c) None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))
3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2	The other instruments defining rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc.
(Registrant)

Date: November 20, 2015	By:	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: November 20, 2015	By:	/s/ Laurence L. Lehman III
Laurence L. Lehman III
Chief Financial Officer

