Form 10-K
period 2015-12-31
Allegiance Bancshares, Inc.
filed 2016-03-22
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(281) 894-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which is registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on October 8, 2015 (the first day the shares of common stock were publicly traded) was approximately $255.3 million.

As of March 14, 2016, the number of outstanding shares of common stock was 12,844,752.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.

2015 ANNUAL REPORT ON FORM 10-K

PART I

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the terms “we,” “us,” “our,” “Company” and “our business” refer to Allegiance Bancshares, Inc. and our wholly-owned banking subsidiary, Allegiance Bank, a Texas banking association, and the terms “Allegiance Bank” or the “Bank” refer to Allegiance Bank. In this Annual Report on Form 10-K, we refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area as the “Houston metropolitan area.”

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

General

Allegiance Bancshares, Inc. (the “Company”) is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through the Company’s wholly-owned subsidiary, Allegiance Bank (the “Bank”), it provides a diversified range of commercial banking services primarily to Houston metropolitan area-based small to medium-sized businesses, professionals and individual customers. The Company believes the size, growth and increasing economic diversity of the Houston metropolitan area, when combined with the Company’s super-community banking strategy, provides the Company with excellent opportunities for long-term, sustainable growth. The Company’s super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger local and regional banks. The Company believes this strategy presents a significant market advantage when serving small to medium-sized business customers and further enables the Company to attract talented bankers.

The Company currently operates 16 full-service banking locations in the Houston metropolitan area. The Company has experienced significant growth since it began banking operations in 2007, resulting from both organic growth, including de novo branching, and two whole-bank acquisitions. As of December 31, 2015, the Company had total assets of $2.08 billion, total loans of $1.67 billion, total deposits of $1.76 billion and total stockholders’ equity of $258.5 million.

The Company’s Initial Public Offering

The Company consummated the underwritten initial public offering of its common stock in October 2015. The Company’s common stock is traded on the NASDAQ Global Market under the ticker symbol ABTX.

Business Strategy

The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and by pursuing select strategic acquisitions in the Houston metropolitan area. The Company is positioned to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service. The Company has made the strategic decision to focus on the Houston metropolitan area because of the Company’s deep roots and experience operating through a variety of economic cycles in this large and vibrant market.

Super-community banking strategy. The Company’s super-community banking strategy emphasizes community involvement by its directors, officers and employees, which allows the Company to be responsive in developing its products and services. The Company’s approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels. Greater efficiency results from the Company’s focus on serving a select, but significant, portion of the overall banking market, and on the operational leverage that results from a market share driven by geographic concentration. The Company focuses on establishing personal relationships with customers through superior service, which is accomplished in part by empowering Company personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs. The Company emphasizes lending to and banking with small to medium-sized businesses, for which it believes loans can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. The Company operates full-service decentralized branches and employs lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the branch level. The Company supports branch operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight.

The Company plans to continue to emphasize the super-community banking strategy to organically grow its presence in the Houston metropolitan area through:

• increasing the productivity of existing bankers, as measured by loans, deposits and fee income per banker, while enhancing profitability by leveraging the Company’s existing operating platform;

• focusing on local and individualized decision-making, allowing the Company to provide customers with rapid decisions on loan requests, which the Company believes allows it to effectively compete with larger financial institutions;

• identifying and hiring additional seasoned bankers in the Company’s existing and target markets in the Houston metropolitan area who will thrive utilizing the Company’s super-community banking model, and opening additional branches where the Company is able to attract seasoned bankers; and

• developing new products designed to serve the increasingly diversified Houston economy, while preserving the Company’s strong culture of risk management.

Select strategic acquisitions. The Company intends to continue to expand its market position in the Houston metropolitan area through organic growth, including with the establishment of de novo branch locations, and through a disciplined acquisition strategy. The Company focuses on like-minded community banks with similar lending strategies to its own when evaluating acquisition opportunities. The Company believes that its management’s experience in assessing, executing and integrating target institutions will allow it to capitalize on acquisition opportunities. The following table summarizes, with preacquisition historical balances, the Company’s two acquisitions to date, both of which were Houston-based banks:

Institution acquired	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
(Dollars in millions)
Independence Bank, N.A.	November 13, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares	January 1, 2015	$569.7	$410.2	$488.9	9*

* On January 31, 2016, the Company completed the sale of two additional F&M Bancshares branches acquired that were located in Central Texas and their related assets. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Competitive Strengths

The Company believes that it is well positioned to execute its super-community banking strategy as a result of the following competitive strengths:

• Experienced senior management team. The Company’s senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions. The Company’s board of directors has many years of combined experience in serving as directors and/or officers of financial institutions. The directors have a wide array of business experience and, as residents of the Company’s primary market area, participate in and support local community activities, which is a significant asset to the Company’s business development efforts and enables the Company to be responsive to the needs of its customers.

• Scalable banking and operational platform designed to foster and accommodate significant growth. The Company has built a capable and knowledgeable staff by utilizing the extensive significant prior experience of the Company’s management team and employees. The Company has made significant investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. The Company believes that its strong capital and asset quality position will allow it to grow and that the Company’s scalable operating platform will allow it to manage that growth effectively, resulting in greater efficiency and enhanced profitability.

• Community-focused, full service customer relationships. The Company believes that its super-community banking strategy facilitates strong relationships with its customers. The Company is focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small to medium-sized businesses, professionals and individuals in the Houston metropolitan area. The Company actively solicits the deposit business of its consumer and commercial loan customers and seeks to further leverage these relationships by cross-selling its products and services.

• Community Banking Services. Recent acquisitions of local financial institutions in the Houston metropolitan area by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and the Company believes this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston metropolitan area. The Company seeks to develop comprehensive, long-term banking relationships with customers by cross-selling loans and core deposits, offering an array of products and services to support its loan and deposit activities while delivering high quality customer service. The Company’s products and services are tailored to address the needs of its targeted customers.

• Focus on seasoned lenders. The Company believes its management team’s long-standing presence and experience in the Houston metropolitan area gives it valuable insight into the local market and the ability to successfully recruit talented lenders. The Company’s team of seasoned lenders has been the driver of its organic growth. The Company’s officer compensation structure, which includes equity grants, profit sharing and various incentive programs, motivates its lenders to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. The Company believes that its officer compensation programs attract talented lenders to the Company.

• Disciplined underwriting and credit administration. The Company’s management, bankers, lending officers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable the Company to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value, and obtaining personal guaranties in all but a few well-secured cases. The Company’s tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior loan committee approval. The Company intends to continue to emphasize and adhere to these procedures and controls, which it believes has helped to minimize its level of loan charge-offs.

• Focus on continual internal growth. Each banking location is operated as a separate profit center that maintains separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Bank Office Presidents and managers are accountable for performance in these areas and are compensated based on these performance metrics. The Company has centralized many of its critical operations, which are transparent to its customers, such as data and loan processing.

• Diversified loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diversified portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on fewer but larger lending relationships. As of December 31, 2015, our average funded loan size was approximately $270 thousand. We do not lend directly to oil and gas exploration and production companies. As of December 31, 2015, 3.2% of our total loan portfolio is to customers in the oilfield services industry for whom the price of oil and gas has a significant operational or financial impact. Although the Company operates in the Houston metropolitan area, the Company believes that its lack of both direct lending to oil and gas exploration and production companies and reserve-based lending will reduce the effect to the Company’s business in the event of a prolonged period of lower oil and gas prices.

Allegiance Community Banking Services

Lending Activities

The Company offers a wide range of commercial and retail lending services, including commercial loans, mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in the Houston metropolitan area. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.

Deposit Products

Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company offers a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The Company actively pursues business checking accounts by offering its business customers competitive rates and convenient services such as telephone and online banking. The Company’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposit products.

Other Banking Services

The Company offers basic banking products and services that it believes are attractively priced, easily understood by its customers and convenient and readily accessible to the customer. In addition to banking during normal business hours, the Company offers extended drive-through hours, ATMs and banking by telephone, mail and Internet. The Company also provides debit card services, cash management services and wire transfer services and offers night depository, direct deposits, cashier’s checks, letters of credit and mobile deposits. The Company also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities. The Company has established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold where the requested loan amount exceeds the lending limits in our lending policies. The Company offers customers convenient telephonic access to their accounts. The Company maintains an Internet banking website that allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

Competition

The Company competes in the highly competitive commercial banking industry solely through the Bank and firmly believes that the Bank’s presence in the community and philosophy of personalized service enhances its ability to attract and retain customers. The Bank faces strong direct competition for deposit funds, lending opportunities, talented lenders, acquisition candidates and other financial-related services. The Company and the Bank compete with other commercial banks, thrifts and credit unions and other financial institutions.

The Company competes for loans primarily with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations, all of which are actively engaged in providing various types of loans and other financial services that may offer more favorable financing than the Company is able to offer. Although some of the Company’s competitors are situated locally, others have statewide or nationwide presence. The Company believes that it is able to compete with other financial institutions because of its experienced banking professionals, the range and quality of products that it offers, the Company’s responsive decision-making with respect to loans and its emphasis on customer service, establishing strong customer relationships and building customer loyalty that distinguishes the Company from its competitors.

The Company relies heavily on the continued business its bankers generate and the efforts of its officers and directors to solicit and refer potential customers and the Company expects this reliance to continue for the foreseeable future. The Company believes that its market share in its geographic areas of operation is a reflection of the Company’s ability to compete with the larger banking franchises in its markets.

Employees

As of December 31, 2015, the Company employed approximately 305 full time and 5 part time employees. None of the Company’s employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. The Company believes that it has a good relationship with its employees.

Available Information

The Company’s website address is www.allegiancebank.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of the Company and its subsidiaries.

Statutes, regulations and policies limit the activities in which the Company may engage and how it conducts certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. The Company incurs significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on the Company’s business.

The material statutory and regulatory requirements that are applicable to the Company and its subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to the Company and its subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.

Bank and Bank Holding Company Regulation

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund up to applicable legal limits. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking (the “TDB”) and the FDIC.

Any entity that directly or indirectly controls a bank must be approved to become a bank holding company by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the TDB.

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements. Insured depository institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the insured depository institution’s bank holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions.

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

• require affirmative actions to correct any violation or practice;

• issue administrative orders that can be judicially enforced;

• direct increases in capital;

• direct the sale of subsidiaries or other assets;

• limit dividends and distributions;

• restrict growth;

• assess civil monetary penalties;

• remove officers and directors; and

• terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, enhanced oversight of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

• Source of strength. Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress.

• Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

• Risk retention. On October 22, 2014, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a final rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

• Imposition of restrictions on certain activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a “major swap participant,” “swap dealer,” “major security-based swap participant” or a “security-based swap dealer.” The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd-Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd-Frank Act. With regard to security-based swaps, it is anticipated that this further rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

• Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

• Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

• Deposit insurance. The Dodd-Frank Act made permanent the general $250 thousand deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

• Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

• Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”) allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

The requirements of the Dodd-Frank Act are in the process of being implemented and many of the requirements remain subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of its business practices, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect its business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition.

The Volcker Rule

On December 10, 2013, the federal bank regulatory agencies, together with the SEC and the U.S. Commodity Futures Trading Commission, adopted a final rule, commonly known as the “Volcker Rule,” under Section 619 of the Dodd-Frank Act that generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the Bank. The final regulations became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015.

In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve, FDIC, SEC and CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations backed by trust preferred securities if the collateralized debt obligations meet certain requirements.

We have reviewed the scope of the Volcker Rule and have determined that we do not have any activities or investments that meet the requirements of the rule at this time.

Notice and Approval Requirements Related to Control

Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act and the Texas Banking Act. Among other things, these laws require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person may be presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval control of any other bank or bank holding company or all or substantially all the assets thereof; or more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Permissible Activities and Investments

Banking laws generally restrict our ability to engage in, or acquire more than 5% of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company.

In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a non-bank entity.

The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC. The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.

Regulatory Capital Requirements and Capital Adequacy

The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors. As a bank holding company and a state-chartered non-member bank, the Company and the Bank are subject to both risk-based and leverage regulatory capital requirements.

In 1988, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, (“Basel Committee”), adopted a capital accord, known as Basel I, which established the framework for risk-based capital guidelines implemented by the U.S. federal bank regulators. The federal banking agencies subsequently adopted separate risk-based capital guidelines for so-called “core banks” based upon the revised framework issued by the Basel Committee in November 2005, Basel II. In 2010, the Basel Committee implemented the revised framework for strengthening international capital and liquidity, referred to as Basel III.

Prior to implementation of revised capital regulations based on the Basel III framework, as discussed below, the Federal Reserve’s system of capital adequacy requirements used a combination of risk-based capital guidelines and a leverage ratio to evaluate capital adequacy and considered these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, were assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, was classified in one of two tiers. ‘‘Tier 1’’ capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. ‘‘Tier 2’’ capital included, among other things, qualifying subordinated debentures and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represented capital as a percentage of total risk-weighted assets and off-balance sheet items.

The guidelines required a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies could maintain a minimum leverage ratio of 3.0%, but other bank holding companies were required to maintain a leverage ratio of at least 4.0%.

In July 2013, after a lengthy rulemaking process, the federal banking agencies published final capital rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, Basel III agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the revised capital rules generally apply to all banking organizations, including the Company and the Bank. In broad terms, the final regulations increased the required quality and quantity of the capital base, reduced the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities.

Among other things, the final rules impact regulatory capital ratios of banking organizations in the following manner, when fully phased in: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the rules would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The rules also change the capital categories for insured depository institutions for purposes of prompt corrective action. Under the rules, to be well capitalized, an insured depository institution would be required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the final rules establish more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

The final Basel III framework also requires some banks and holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The final rule applies to larger banking organizations and does not cover the Company or the Bank.

Under the final rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. For banking organizations with less than $15 billion in total assets, existing trust preferred securities and cumulative perpetual preferred stock continue to be included in regulatory capital while other instruments are disallowed. The final rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The final rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replaces the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The enhanced capital requirements are effective January 1, 2015 for the Bank and the Company, other than the capital conservation buffer, which will phase in over four years beginning in 2016. We are continuing to evaluate the long-term effect the new regulations may have on the Bank and the Company.

Prompt Corrective Action

Under the FDIA, the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater; a leverage ratio of 4.0% or greater; and does not meet the criteria for a “well capitalized” bank. A depository institution is “under-capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2015, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends and Distributions

As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios.Accordingly, a bank holding company should not pay cash dividends that exceeds its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III results in, additional restrictions on the ability of banking institutions to pay dividends.

Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. The ability of the Bank to pay dividends to us is restricted by federal and state laws, regulations and policies.

Capital adequacy requirement serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the final capital rules, when fully implemented, may also have the effect of limiting the payment of capital distributions from the Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms, substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

Brokered Deposits

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction. An “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Examination and Examination Fees

The FDIC periodically examines and evaluates state non-member banks. Based on such an evaluation, the Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between the Bank’s assessment and that of the FDIC. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and TDB may elect to conduct a joint examination. The TDB charges fees to recover the costs of examining Texas chartered banks, as well as filing fees for certain applications and other filings. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment for institutions with less than $10 billion in assets is based on that institution’s risk classification under an FDIC risk based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk.

Deposit insurance assessments fund the Deposit Insurance Fund, which is currently underfunded. As noted above, the Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as these changes may impact assessment rates, which could impact the profitability of the Company’s operations.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If the Company invests in or acquires an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

• Truth in Lending Act;

• Truth in Savings Act;

• Electronic Funds Transfer Act;

• Expedited Funds Availability Act;

• Equal Credit Opportunity Act;

• Fair and Accurate Credit Transactions Act;

• Fair Housing Act;

• Fair Credit Reporting Act;

• Fair Debt Collection Act;

• Gramm-Leach-Bliley Act;

• Home Mortgage Disclosure Act;

• Right to Financial Privacy Act;

• Real Estate Settlement Procedures Act;

• laws regarding unfair and deceptive acts and practices; and

• usury laws.

Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

The Community Reinvestment Act

The Community Reinvestment Act (the “CRA”), and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which the Company conducts its operations or add significant operational constraints that might impair the Company’s profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company and its subsidiaries’ business, financial condition or results of operations cannot be predicted. The Dodd-Frank Act is in the process of imposing substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us and our subsidiaries remains uncertain at this time and may have a material adverse effect on the Company’s business and results of operations.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on its business and earnings.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect it business and an investment in the common stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this Annual Report on Form 10-K were to occur, the Company’s financial condition, results of operations and cash flows could be materially and adversely affected. In such an event, the value of the Company’s common stock could decline and you could lose all or part of your investment.

Risks Related to the Company’s Business

The Company’s business concentration in Texas, specifically in the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.

The Company conducts its operations almost exclusively in the Houston metropolitan area. As of December 31, 2015, the substantial majority of the loans in the Company’s loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston metropolitan area, and the substantial majority of the Company’s secured loans were secured by collateral located in the Houston metropolitan area. Accordingly, the Company is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston metropolitan area are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued low oil or gas prices could have a material adverse impact on the Company’s business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. The decline in oil prices of nearly 50% during the six months from the end of June 2014 to the end of 2014 and an extended period of low oil prices following those declines through December 31, 2015 has, and is expected to continue to have, a significant negative impact on the overall Texas economy. Any regional or local economic downturn that affects the Houston metropolitan area or Texas more generally, or the Company’s existing borrowers, prospective borrowers or property values in the Company’s market area may affect the Company and its profitability more significantly and more adversely than those of the Company’s competitors with operations that are less geographically concentrated in the same area.

The Company may not be able to implement aspects of its growth strategy, which may affect the Company’s ability to maintain its historical earnings trends.

The Company’s growth strategy focuses on organic growth, supplemented by strategic acquisitions. The Company may not be able to execute on aspects of its growth strategy to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions, in particular, the current environment of low oil prices and competition, may impede or prohibit the growth of the Company’s operations, the opening of new branches and the consummation of additional acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of the Company’s growth strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the Company’s ability to adapt its existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If the Company fails to implement one or more aspects of its growth strategy, the Company may be unable to maintain its historical earnings trends, which could adversely affect its business, financial condition and results of operations.

The Company is dependent on its executive officers and other key individuals to continue the implementation of the Company’s long-term business strategy and the loss of one or more of these key individuals could curtail the Company’s growth and adversely affect its business, financial condition, results of operations and prospects.

The Company’s continued success is dependent upon the skills, experience and continued service of its executive management team and board of directors. The Company’s goals, strategies and continued growth are closely tied to the strengths and banking philosophy of its executive management team, including the Company’s Chairman and Chief Executive Officer, George Martinez, and its President, Steven F. Retzloff. Successful implementation of the Company’s business strategy is also dependent in part on the continued service of its branch presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of the Company’s officers in the Houston metropolitan area are important to its success. The loss of services of any of these key personnel in the future could have a negative impact on the Company’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within its market areas. Currently, it is generally the Company’s policy not to have employment agreements with its officers. While the Company does not anticipate any changes in its executive management team, the unexpected loss of any of these members of management could have a material effect on the Company and its ability to implement the Company’s business strategy.

The Company’s ability to retain bankers and recruit additional successful bankers is critical to the success of its business strategy and any failure to do so could impair its customer relationships and adversely affect its business and results of operations.

The Company’s ability to retain and grow its loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of the Company’s lenders. If the Company were to lose the services of any of its bankers, including successful bankers employed by banks that the Company may acquire, to a new or existing competitor or otherwise, the Company may not be able to retain valuable relationships and some of its customers could choose to use the services of a competitor instead of the Company’s services.

The Company’s success and growth strategy also depends on its continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. The Company may face difficulties in recruiting and retaining lenders and other personnel of the Company’s desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of the Company’s competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If the Company is unable to attract and retain successful loan officers and other personnel, or if its loan officers and other personnel fail to meet the Company’s expectations in terms of customer relationships and profitability, the Company may be unable to execute its business strategy and the Company’s business, financial condition, results of operations and growth prospects may be negatively affected.

A key piece of the Company’s strategic growth plan involves decision-making authority at the branch and market level, and the Company’s business, financial condition, results of operations and prospects could be negatively affected if the Company’s local teams do not follow the Company’s internal policies or are negligent in their decision-making.

The Company attracts and retains its management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to branch presidents and their banking teams based on their level of experience. Additionally, all loan relationships in excess of internal specified maximums are reviewed by the Bank’s Executive Loan Committee, comprised of senior management of the Bank, or the Bank’s board of directors, as the case may be. The Company’s local lenders may not follow its internal procedures or otherwise act in the Company’s best interests with respect to its decision-making. A failure of the Company’s employees to follow the Company’s internal policies, or actions taken by its employees that are negligent, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company’s strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks that could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

The Company has acquired two financial institutions and intends to continue to pursue a strategy that includes future acquisitions. An acquisition strategy involves significant risks, including the following:

• discovering proper candidates for acquisition;

• incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of its existing business;

• using inaccurate estimates and judgments to evaluate credit, operations, management, compliance and market risks with respect to the target institution or assets;

• conducting adequate due diligence and managing known and unknown risks and uncertainties;

• obtaining necessary regulatory approvals;

• integrating the operations and personnel of the combined businesses, thereby creating an adverse short-term effect on results of operations;

• attracting and retaining qualified management and key personnel, including lenders;

• maintaining asset quality;

• attracting and retaining customers;

• attracting funding to support additional growth within acceptable risk tolerances; and

• maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect the Company’s ability to find acquisition candidates that fit its strategy and standards. To the extent that the Company is unable to find suitable acquisition targets, an important component of its growth strategy may not be realized. Acquisitions of financial institutions involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect the Company’s business. Acquisitions of financial institutions are also subject to regulatory approvals that can result in delays, in some cases, for a lengthy period of time. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that it acquires or effectively eliminate redundancies. The integration process may also require significant time and attention from the Company’s management that would otherwise be directed toward servicing existing business and developing new business. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future acquisition, and the goodwill that the Company currently maintains or may recognize in connection with future transactions may be subject to impairment in future periods.

Challenging market conditions and economic trends have adversely affected the banking industry and could adversely affect the Company’s business, financial condition and results of operations.

The Company is a business operating in the challenging and uncertain financial services environment. The success of the Company’s business and operations is sensitive to general business and economic conditions in the U.S. and locally in the Company’s industry and market. If the U.S. economy weakens and a lack of growth in population, income levels, deposits and business investment in the Company’s local markets occurs, its growth and profitability from the Company’s lending, deposit and asset management services could be constrained. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. The Company has direct exposure to the residential and commercial real estate market in Texas, particularly in the Houston metropolitan area, and could be affected by these events.

Uncertain market and economic conditions can make the Company’s ability to assess the creditworthiness of customers and estimate the losses in its loan portfolio more complex. Another national economic recession or continued deterioration of conditions in the Company’s market could drive losses beyond that which is provided for in its allowance for loan losses and result in the following consequences, any of which could have a material adverse effect on the Company’s business:

• loan delinquencies may rise;

• nonperforming assets and foreclosures may increase;

• demand for the Company’s products and services may decline; and

• collateral securing the Company’s loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.

The current environment of low oil prices could have an adverse impact on economic conditions in the U.S. generally and in the Houston metropolitan area specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of the current environment of low oil prices, including job losses, could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition and results of operations.

If the goodwill that the Company has recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2015, the Company’s goodwill totaled $39.4 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect the Company’s results of operations and financial condition.

The Company focuses its business development and marketing strategy primarily on small to medium-sized businesses, which the Company categorizes as commercial borrowing relationships of less than $5 million of exposure. The Company had loans totaling approximately $1.21 billion to small to medium-sized businesses, or 72.0%, of its total loans, as of December 31, 2015 and $749.6 million, or 74.8%, of the Company’s total loans as of December 31, 2014. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Houston metropolitan area or Texas and small to medium-sized businesses are adversely affected, or the Company’s borrowers are otherwise affected by adverse business developments, the Company’s business, financial condition and results of operations may be negatively affected.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings may be affected.

The allowance for loan losses is a valuation allowance for probable incurred loan losses. The Company establishes its allowance for loan losses and maintains it at a level management considers adequate by management to absorb probable incurred loan losses in its loan portfolio. The allowance for loan losses represents the Company’s estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. The Company’s allowance for loan losses consists of a general component based upon probable incurred but unidentified losses in the portfolio and a specific component based on individual loans that are considered impaired. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control, and any such differences may be material.

As of December 31, 2015, the Company’s allowance for loan losses was $13.1 million, which represents 0.78% of its total loans and 252.66% of the Company’s total nonperforming loans. As of December 31, 2014, the Company’s allowance for loan losses was $8.2 million, which represented 0.82% of its total loans and 258.98% of the Company’s total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or as required by the Company’s banking regulators. In addition, federal and state bank regulatory agencies periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.

The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, which includes an estimate of loan losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that the Company’s estimates of fair value are too high, it will incur losses associated with the acquired loans.

As a significant percentage of the Company’s loan portfolio is comprised of real estate loans, an adverse change in the economic conditions of the real estate market where the Company operates could affect real estate values and may result in losses to its business.

As of December 31, 2015, $1.21 billion, or 72.2%, of the Company’s total loans (including loans held for sale) were comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting the Company’s ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in the Company’s primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of the Company’s business. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect its profitability.

The Company’s commercial real estate and construction, land development and other land loan portfolios expose it to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2015, $757.2 million, or 45.0%, of the Company’s total loans (including loans held for sale) was comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $154.6 million, or 9.2%, of its total loans was comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of the Company’s commercial real estate loan portfolio could require it to increase the Company’s allowance for loan losses, which would reduce its profitability and may have a material adverse effect on the Company’s business, financial condition and results of operations.

Real estate construction, land development and other similar land loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to its completion. These risks include:

• the viability of the contractor;

• the value of the project being subject to successful completion;

• the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within the Company’s estimates; and

• concentration of such loans with a single contractor and its affiliates.

Real estate construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If the Company is forced to foreclose on a project prior to completion, it may be unable to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect the Company’s business, financial condition and results of operations.

A large portion of the Company’s loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2015, $396.2 million, or 23.6%, of the Company’s total loans (including loans held for sale) was comprised of commercial and industrial loans to businesses that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates exposing it to increased credit risk. Significant adverse changes in the economy or local market conditions in which the Company’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect its business, financial condition and results of operations.

A lack of liquidity could adversely affect the Company’s operations and jeopardize its business, financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of the Company’s loans and investment securities, respectively, to ensure that the Company has adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of the Company’s investment securities, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the Company’s ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank (the “FHLB”) and the Company’s ability to raise brokered deposits. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to the Company, could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. The Company’s access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in the Houston metropolitan area economy or by one or more adverse regulatory actions against the Company.

As of December 31, 2015, $529.1 million, or 30.1%, of the Company’s deposits consisted of interest-bearing demand deposits and money market and savings accounts. Based on the Company’s experience, it believes that the Company’s deposit accounts are relatively stable sources of funds. If the Company increases interest rates paid to retain deposits, its earnings may be adversely affected, which could have an adverse effect on the Company’s business, financial condition and results of operations.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, or to fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on the Company’s liquidity, business, financial condition and results of operations.

If the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the Company’s financial condition, liquidity and results of operations, as well as its ability to maintain regulatory compliance, could be adversely affected.

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require the Company to raise additional capital or reduce our operations. The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on the Company’s financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to maintain capital to meet regulatory requirements, its liquidity, business, financial condition and results of operations could be materially and adversely affected.

Fluctuations in interest rates may adversely impact the Company’s earnings and capital levels and overall results of operations.

Like most financial institutions, the Company’s earnings and cash flows depend to a great extent upon the level of its net interest income, or the difference between the interest income the Company earns on loans, investments and other interest-earning assets, and the interest expense the Company pays on deposits, borrowings and other interest-bearing liabilities. Therefore, any change in general market interest rates, such as a change in the monetary policy of the Federal Reserve or otherwise, can have a significant effect on the Company’s net interest income. The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Changes in interest rates can increase or decrease the Company’s net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, adversely affect the demand for loans and the Company’s ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on its loan and mortgage backed securities portfolio and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect the Company’s net yield on interest-earning assets, loan origination volume, loan portfolio and the Company’s overall results.

Although the Company’s asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of the Company’s control, including various governmental and regulatory monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Adverse changes in the Federal Reserve interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect the Company. The Company may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect the Company’s business. The Company also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect the Company’s earnings and capital levels and overall results.

The Company could recognize losses on securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2015, the amortized cost of the Company’s securities portfolio was $162.0 million, which represented 7.8% of total assets. Factors beyond the Company’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, the Company may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.

The Company faces strong competition to attract and retain customers from other companies that offer banking services, which could impact the Company’s business by preventing it from obtaining customers and adversely affecting the Company’s future growth and profitability.

The Company conducts its operations almost exclusively in the Houston metropolitan area. Many of the Company’s competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market area. Increased competition in the Company’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow its loan and deposit portfolios, and the Company’s business, financial condition and results of operations could be adversely affected.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

• the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

• the scope, relevance and pricing of products and services offered to meet customer needs and demands;

• the rate at which the Company introduces new products and services relative to its competitors;

• customer satisfaction with the Company’s level of service;

• the ability to expand the Company’s market position; and

• industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect its growth and profitability, which, in turn, could adversely affect the Company’s business, financial condition and results of operations.

The Company also faces competition for acquisition opportunities in connection with the implementation of the Company’s acquisition strategy. Because there are a limited number of acquisition opportunities in the Company’s target market, it faces competition from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than the Company does. The Company’s ability to compete in acquiring target institutions will depend on the Company’s available financial resources to fund the acquisitions, including the amount of cash and cash equivalents it has and the liquidity and market price of the Company’s common stock. In addition, increased competition may also drive up the acquisition consideration that the Company will be required to pay in order to successfully capitalize on attractive acquisition opportunities.

Negative public opinion regarding the Company or failure to maintain its reputation in the community that the Company serves could adversely affect the Company’s business and prevent it from growing the Company’s business.

As a community bank, the Company’s reputation within the community it serves is critical to the Company’s success. The Company has set itself apart from its competitors by building strong personal and professional relationships with its customers and by its management and employees being active members of the communities the Company serves. As such, the Company strives to enhance its reputation by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves and delivering superior service to its customers. If the Company’s reputation is negatively affected by the actions of its employees or otherwise, the Company may be less successful in attracting new customers, and the Company’s business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose the Company to litigation and regulatory action as the Company seeks to implement its growth strategy. While the Company actively works to minimize reputation risk in dealing with its customers, this risk will always be present given the nature of the Company’s business.

If the Company fails to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to accurately report its financial results or prevent fraud.

Ensuring that the Company has adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that the Company can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be re-evaluated frequently. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on its system of internal control. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). The Company is in the process of documenting, reviewing and, if appropriate, improving the Company’s internal controls and procedures in anticipation of being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and, when the Company ceases to be an emerging growth company under the JOBS Act, a report by the Company’s independent auditors addressing its internal controls over financial reporting. The Company’s management may conclude that its internal controls over financial reporting are not effective due to the Company’s failure to cure any identified material weakness or otherwise. Moreover, even if the Company’s management concludes that the Company’s internal controls over financial reporting are effective, the Company’s independent registered public accounting firm may not conclude that the Company’s internal controls over financial reporting are effective. In the course of their review, the Company’s independent registered public accounting firm may not be satisfied with the Company’s internal controls over financial reporting or the level at which its controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of the Company’s internal controls over financial reporting, the Company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject the Company to adverse regulatory consequences. If the Company fails to achieve and maintain the adequacy of its internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, the Company may be unable to report its financial information on a timely basis, the Company may not be able to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and the Company may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of the Company’s financial statements.

The Company is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

The Company is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. The Company’s business is dependent on its employees as well as third-party service providers to process a large number of increasingly complex transactions. The Company could be materially adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Company’s operations or systems or if one of its third-party service providers experiences an operational breakdown or failure. Employee errors and employee or customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of its customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect the Company from material losses associated with these risks including losses resulting from any associated business interruption. However, if the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, when the Company originates loans, it relies upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, the Company generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of the Company to operate its business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact the Company’s business, financial condition and results of operations.

The Company has a continuing need for technological change, and it may not have the resources to effectively implement new technology, or the Company may experience operational challenges when implementing new technology.

The financial services industry is changing rapidly, and to remain competitive, the Company must continue to enhance and improve the functionality and features of its products, services and technologies. In addition to better serving its customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, at least in part, upon its ability to respond to future technological changes and the ability to address the needs of its customers. The Company addresses the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Company’s operations as it continues to grow and expand the Company’s products and service offerings. The Company may experience operational challenges as it implements these new technology enhancements or products, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner.

These changes may be more difficult or expensive than the Company anticipates. Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to provide, which would put the Company at a competitive disadvantage. Accordingly, the Company may not be able to effectively implement new technology driven products and services or be successful in marketing such products and services to its customers.

The Company’s operations could be interrupted if its third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, its online banking services, deposit processing and other processing services. If these third-party service providers experience difficulties, or terminate their services, and the Company is unable to replace them with other service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company were able to replace third-party service providers, it may be at a higher cost to the Company, which could adversely affect its business, financial condition and results of operations.

System failure or breaches of the Company’s cyber security measures could subject the Company to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure the Company uses, including the systems and infrastructure of the Company’s third-party service providers, could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect the Company’s computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in the Company’s general ledger, deposit, loan and other systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, including enforcement action that could restrict the Company’s operations, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability and reputational harm to the Company and may cause existing and potential customers to refrain from doing business with us. In addition, advances in computer capabilities could result in a compromise or breach of the systems the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be subject to environmental liabilities and associated costs in connection with the foreclosure on real estate assets securing the Company loan portfolio, which could adversely affect it.

A significant portion of the Company’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure the Company’s loans. If the Company acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect the Company. Although the Company has not historically and does not currently hold a material amount of real property in its loan portfolio that the Company believes presents a potential for such environmental risks, the Company does lend to borrowers in segments of the economy that may expose it to heightened environmental risk if the Company was forced to foreclose on a material amount of real property securing such loans.

Risks Related to the Company’s Industry and Regulation

The Company’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles or changes in any of them.

As a bank holding company, the Company is subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund (the “DIF”) and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee its debt and impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. The Company’s failure to comply with these laws and regulations, even if the failure follows good faith effort to comply or reflects a difference in interpretation, could subject the Company to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on the Company’s operations.

Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect both large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future. On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of its business practices, require the development of new compliance infrastructure, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect its business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact the Company’s business, financial condition and results of operations.

The Company’s management is reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on the Company’s operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on the Company’s financial condition and operations is uncertain but could be materially adverse.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits that apply to banks and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules (as defined in “Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy—US Implementation of Basel III”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank. As a result of the enactment of the Basel III Capital Rules, the Company and the Bank will become subject to increased required capital levels. The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect the Company, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as the Company) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways the Company does business. Beginning January 1, 2015, the Company’s minimum capital requirements are (1) a CET1 ratio of 4.5%, (2) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6.0% (up from 4.0%) and (3) a total capital ratio of 8% (the current requirement). The Company’s leverage ratio requirement will remain at the 4.0% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7.0%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that the Company has to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements now must be risk-weighted at 150%, rather than the previous 100%. There are also new risk weights for unsettled transactions and derivatives. The Company also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights took effect in full in 2015. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying the Company’s business strategy and could limit its ability to make distributions, including paying dividends or buying back the Company’s shares.

State and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company, the Bank or the Company’s respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s and/or the Bank’s capital, to restrict its growth, to assess civil monetary penalties against the Company, the Bank or the Company’s respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If the Company becomes subject to such regulatory actions, its business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

The Company may be unable to identify and consummate its new activities and expansion plans and successfully implement its growth strategy, which will require regulatory approvals, and failure to obtain them may restrict the Company’s growth.

The Company intends to continue to grow its business through strategic acquisitions of financial institutions coupled with organic growth. Generally, the Company must receive state and federal regulatory approval before it can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the Company’s financial condition, liquidity, its future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. The Company may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to the Company or, if acceptable to the Company, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, the Company plans to continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact the Company’s business plans and restrict its growth.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (“U.S. Treasury”) to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Department of Justice”), Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury’s Office of Foreign Assets Control.

The Company provides banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2015, the Company’s deposits from foreign nationals, primarily residents in Guatemala, accounted for less than 7.0% of its total deposits.

In order to comply with regulations, guidelines and examination procedures in this area, the Company has dedicated significant resources to its anti-money laundering program. If the Company’s policies, procedures and systems are deemed deficient, the Company could be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plans, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

The Company is subject to numerous federal and state lending laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The Company may be required to pay significantly higher FDIC deposit insurance assessments as a result of the FDIC’s restoration plan, which could adversely affect the Company’s earnings.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, the Company may be required to pay FDIC premiums higher than current levels. The Company’s regulatory assessments and FDIC insurance costs were $1.3 million compared with $848 thousand for the years ended December 31, 2015 and 2014, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect the Company’s business, financial condition and results of operations.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when Company resources are limited and the Company may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.

The Company may be materially and adversely affected by the soundness, creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or customer. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect the Company’s business, financial condition and results of operations.

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Company cannot determine the effects of such policies on it at this time, such policies could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Common Stock

The market price of the Company’s common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in the Company’s common stock to decline.

The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, many of which are beyond the Company’s control, including, but not limited to:

• general economic conditions and overall market fluctuations;

• actual or anticipated fluctuations in the Company’s quarterly or annual operating results;

• operating and stock price performance of other companies that investors deem comparable to the Company’s;

• the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;

• announcements by the Company or its competitors of significant acquisitions, dispositions, innovations or new programs and services;

• the public reaction to the Company’s press releases, other public announcements and filings with the SEC;

• changes in financial estimates and recommendations by securities analysts following the Company’s stock, or the failure of securities analysts to cover the Company’s common stock after this offering;

• changes in earnings estimates by securities analysts or the Company’s ability to meet those estimates;

• the trading volume of the Company’s common stock;

• changes in governmental monetary policies, including the policies of the Federal Reserve;

• changes in business, legal or regulatory conditions, or other developments affecting participants in the Company’s industry, and publicity regarding the Company’s business or any of its significant customers or competitors;

• changes in accounting standards, policies, guidance, interpretations or principles; and

• future sales of the Company’s common stock by the Company, directors, executives and significant shareholders.

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of the Company’s common stock and cause the value of an investment in the Company’s common stock to decline. In addition, the stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of the Company’s common stock over the short, medium or long term, regardless of the Company’s actual performance. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If the Company were to be involved in a class action lawsuit, the Company could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on the Company’s business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, the Company faces increased legal, accounting, administrative and other costs and expenses that the Company did not incur as a private company, particularly after the Company is no longer an emerging growth company. As a public company, the Company is required to:

• prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;

• expand the roles and duties of the Company’s board of directors and committees thereof;

• maintain an internal audit function;

• institute more comprehensive financial reporting and disclosure compliance procedures;

• involve and retain to a greater degree outside counsel and accountants in the activities listed above;

• enhance the Company’s investor relations function;

• establish new internal policies, including those relating to trading in the Company’s securities and disclosure controls and procedures;

• retain additional personnel;

• comply with The NASDAQ Stock Market listing standards; and

• comply with the Sarbanes-Oxley Act.

The Company expects these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly relative to when the Company was not a public company. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company’s investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on the Company’s business, financial condition and results of operations. These increased costs may require the Company to divert a significant amount of money that it could otherwise use to expand the Company’s business and achieve its strategic objectives.

If equity research industry analysts do not initiate or continue coverage on the Company’s common stock or if they change their recommendations regarding the Company’s stock if its operating results do not meet their expectations, the price and trading volume of the Company’s common stock could decline.

The trading market for the Company’s common stock could be affected by the research and reports that industry or securities analysts may publish about the Company or its business. The Company cannot predict whether any research analysts will cover the Company and its common stock nor does the Company have any control over these analysts. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, the Company could lose visibility in the financial markets, which in turn could cause the Company’s stock price or trading volume to decline and the Company’s common stock to be less liquid. Moreover, if one or more of the analysts who cover the Company downgrade its stock or if the Company’s operating results do not meet their expectations, either absolutely or relative to the Company’s competitors, its stock price could quickly decline.

Future issuances of a substantial amount of the Company’s common stock may depress the market price of shares of its common stock.

Sales or the availability for sale of substantial amounts of the Company’s common stock in the public market could adversely affect the prevailing market price of its common stock and could limit the Company’s future ability to raise capital through future sales or an offering of equity securities.

The Company may issue shares of the Company’s common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of the Company’s common stock, or the number or aggregate principal amount, as the case may be, of other securities that the Company may issue may in turn be substantial. The Company may also grant registration rights covering those shares of the Company’s common stock or other securities in connection with any such acquisitions and investments.

The Company cannot predict the size of future issuances of its common stock or the effect, if any, that future issuances and sales of its common stock will have on the market price of its common stock. Sales of substantial amounts of the Company’s common stock (including shares of its common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for the Company’s common stock and could impair its ability to raise capital through future sales of the Company’s securities.

The Company may issue shares of preferred stock in the future, which could make it difficult for another company to acquire the Company or could otherwise adversely affect the rights of the holders of the Company’s common stock, which could depress the price of its common stock.

The Company’s amended and restated certificate of formation authorizes it to issue up to 1,000,000 shares of one or more series of preferred stock. The Company’s board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by the Company’s shareholders. The Company’s preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of the Company’s common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discouraging bids for the Company’s common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of the Company’s common stock.

The Company currently has no plans to pay dividends on its common stock, so holders of the Company’s common stock may not receive funds without selling their common stock.

The Company has not paid dividends on its common stock in the past, and does not anticipate paying any dividends on the Company’s common stock in the foreseeable future. The Company’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Company, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including the Company’s business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on its ability to pay dividends.

The Company is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact the Company’s ability to satisfy its obligations.

The Company’s primary tangible asset is the Bank. As such, the Company depends upon the Bank for cash distributions (through dividends on the Bank’s stock) that the Company uses to pay its operating expenses and satisfy its obligations (including debt obligations). There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, it will not be able to satisfy its obligations. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

The Company is an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow the Company, among other things;

• to present only two years of audited financial statements and discuss the Company’s results of operations for only two years in related Management’s Discussions and Analyses;

• not to provide an auditor attestation of the Company’s internal control over financial reporting;

• to choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the Company’s audited financial statements;

• to provide reduced disclosure regarding the Company’s executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means it does not have to include a compensation discussion and analysis and certain other disclosure regarding the Company’s executive compensation; and

• not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

In addition, even if the Company complies with the greater disclosure obligations of public companies that are not emerging growth companies, the Company may avail itself of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, the Company is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700.0 million). Investors and securities analysts may find it more difficult to evaluate the Company’s common stock because it may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of the Company’s common stock may be materially and adversely affected.

The Company’s corporate governance documents and certain corporate and banking provisions of Texas law applicable to the Company could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company and other actions.

The Company’s amended and restated certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

• staggered terms for directors, who may be removed from office only for cause;

• a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals; and

• a provision that any special meeting of the Company’s shareholders may be called only by a majority of the board of directors, the President or a holder or group of holders of at least 50% of the Company’s shares entitled to vote at the meeting.

The Company’s amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.

In addition, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Furthermore, the Company’s amended and restated certificate of formation provides that the state and federal courts located in Harris County, Texas, the county in which the City of Houston lies, will be the exclusive forum for: (a) any derivative action or proceeding brought on the Company’s behalf; (b) any action asserting a breach of fiduciary duty; (c) any action asserting a claim against the Company arising pursuant to the Texas Business Organizations Code, the Company’s certificate of formation, or the Company’s bylaws; or (d) any action asserting a claim against the Company that is governed by the internal affairs doctrine. Shareholders of the Company are deemed to have notice of and have consented to the provisions of the Company’s amended and restated certificate of formation related to choice of forum. The choice of forum provision in the Company’s amended and restated certificate of formation may limit the Company’s shareholders’ ability to obtain a favorable judicial forum for disputes with the Company. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated certificate of formation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm the Company’s business, operating results, and financial condition.

Shareholders may be deemed to be acting in concert or otherwise in control of the Company, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

The Company is a bank holding company regulated by the Federal Reserve. Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or a company that controls an FDIC-insured depository institution, such as a bank holding company. These laws include the BHC Act and the Change in Bank Control Act. The determination whether an investor “controls” a depository institution or holding company is based on all of the facts and circumstances surrounding the investment.

As a general matter, a party is deemed to control a depository institution or other company if the party (1) owns or controls 25.0% or more of any class of voting stock of the bank or other company, (2) controls the election of a majority of the directors of the bank or other company or (3) has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Any shareholder that is deemed to “control” the Company for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

An investment in the Company’s common stock is not an insured deposit and is not guaranteed by the FDIC, so investors could lose some or all of their investment.

An investment in the Company’s common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in the Company’s common stock is inherently risky for the reasons described herein. As a result, investors could lose some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at its West Belt Corporate office at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2015, the Company had 16 full-service branches located in the Houston metropolitan area and two branches located in Central Texas. On January 31, 2016, the Company completed the sale of its two Central Texas branches and their related assets, which the Company acquired on January 1, 2015 in connection with the Company’s acquisition of Farmers & Merchants Bancshares, Inc. (“F&M Bancshares”). The following table sets forth a list of the Company’s principal executive offices and its branch locations following such disposition.

Office	Location	Own or Lease	Square Feet

290 Office	13100 Northwest Freeway, Suite 100	Lease	11,312
	Houston, Texas 77040

Bellaire Office	5410 Bellaire Blvd., Suite B	Lease	4,010
	Bellaire, Texas 77401

Brookshire Office	550 FM 1489	Own	4,000
	Brookshire, Texas 77423

Clear Lake Office	2200 NASA Road One, Suite 100	Lease	5,945
	Houston, Texas 77058

Eldridge Office	2401 Eldridge Parkway South	Own	4,530
	Houston, Texas 77077

Galleria Office	1455 West Loop South, Suite 150	Lease	4,864
	Houston, Texas 77027

Gulf Freeway Office	7125 Gulf Freeway	Own	4,900
	Houston, Texas 77087

Heights Office	2222 North Durham	Own	4,666
	Houston, Texas 77008

Katy Office	520 Westgreen Blvd.	Own	4,811
	Katy, Texas 77450

Katy-Pin Oak Office	722 Pin Oak Road	Lease	5,102
	Katy, Texas 77494

Kirby Office	3963 Kirby Drive	Lease	4,938
	Houston, Texas 77098

Memorial Spring Branch Office	8800 Katy Freeway, Suite 110	Lease	8,348
	Houston, Texas 77024

North Loop Office	1405 North Loop West	Own	6,000
	Houston, Texas 77008

Town & Country Office	650 W. Bough Lane, Suite 140	Lease	1,663
	Houston, Texas 77024

West Belt Office*	8727 W. Sam Houston Parkway N.	Lease	22,412
	Houston, Texas 77040

West Belt Corporate Office**	8847 W. Sam Houston Parkway N.. Suite 200	Lease	15,248
	Houston, Texas 77040

Woodway West Office	6363 Woodway	Lease	6,123
	Houston, Texas 77057

* The West Belt Office is a Corporate Office annex.

** The West Belt Corporate Office is not a branch.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to claims and litigation arising in the ordinary course of business. In the opinion of management, the Company is not party to any legal proceedings the resolution of which it believes would have a material adverse effect on the Company’s business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect the Company’s reputation, even if resolved in its favor. The Company intends to defend itself vigorously against any future claims or litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Market’s listings. As of March 14, 2016, there were 12,844,752 shares outstanding and 736 shareholders of record of the Company’s common stock.

The following table presents the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter Ending March 31, 2016 (through March 14, 2016)	$23.49	$14.38
Quarter Ended December 31, 2015 (beginning October 8, 2015)	28.28	21.97

Prior to the Company’s initial public offering on October 8, 2015, there was no established public trading market for the Company common stock.

Dividends

The Company has not declared or paid any dividends on its common stock in the past. The Company currently intends to retain all of its future earnings, if any, for use in its business and does not anticipate paying cash dividends on the Company’s common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on the Company’s ability to pay dividends.

As a bank holding company, the Company’s ability to pay dividends is affected by the regulations promulgated by and the policies and enforcement powers of the Federal Reserve. In addition, because the Company is a holding company, it is dependent upon the payment of dividends by the Bank to the Company as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to the Company. See Item 1. “Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

In connection with the F&M Bancshares acquisition, the Company assumed junior subordinated debentures that allow it to defer interest payments thereunder for a period of time. To the extent the Company elects to defer any interest payments under the junior subordinated debentures, the Company will be prohibited by the terms of the junior subordinated debentures from making dividend payments on the Company’s common stock until it retires the arrearages on the junior subordinated debentures. In addition, the Company’s existing credit agreement restricts its ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	969,287	$17.45	372,194
Equity compensation plans not approved by security holders	-	-	-
Total	969,287		372,194

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Market) to December 31, 2015, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in the Company’s common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2012 and 2011 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2015(8)	2014	2013(7)	2012	2011
	(Dollars in thousands, except share and per share data)

Selected Period End Balance Sheet Data:
Cash and cash equivalents	$148,431	$167,540	$213,076	$151,691	$119,962
Available for sale securities	165,097	84,962	87,007	36,927	23,437
Loans held for sale	27,887	-	-	-	-
Loans held for investment	1,653,165	1,002,054	836,694	576,589	462,862
Allowance for loan losses	13,098	8,246	6,655	6,539	5,543
Goodwill and intangible assets, net	44,619	12,891	13,044	-	-
Total assets	2,084,579	1,280,008	1,164,759	774,308	616,467
Noninterest-bearing deposits	620,320	373,795	325,410	216,577	146,420
Interest-bearing deposits	1,138,813	759,889	719,921	487,499	416,377
Total deposits	1,759,133	1,133,684	1,045,331	704,076	562,797
Total stockholders’ equity	258,490	131,778	109,736	68,085	52,907
Total common stockholders' equity	258,490	131,778	109,736	68,085	52,907

Selected Income Statement Data:
Net interest income	$80,166	$46,834	$33,891	$29,126	$21,198
Provision for loan losses	5,792	2,150	240	2,337	2,454
Net interest income after provision for loan losses	74,374	44,684	33,651	26,789	18,744
Noninterest income	3,992	2,607	1,639	1,193	843
Noninterest expense	54,805	33,458	24,598	20,927	16,391
Net income before income taxes	23,561	13,833	10,692	7,055	3,196
Net income	15,786	9,005	6,839	4,555	2,995
Net income attributable to common stockholders(10)	15,227	9,005	6,839	4,555	2,995

Selected Per Share Data:
Earnings per common share, basic	$1.45	$1.29	$1.25	$0.92	$0.69
Earnings per common share, diluted	1.43	1.26	1.22	0.90	0.68
Book value per common share	20.17	17.62	15.78	13.14	11.61
Tangible book value per common share(1)	16.69	15.90	13.91	13.14	11.61
Weighted average common shares outstanding, basic	10,470,465	6,978,025	5,449,700	4,931,401	4,344,607
Weighted average common shares outstanding, diluted	10,654,003	7,142,377	5,621,042	5,050,603	4,407,983
Shares outstanding at end of period	12,812,985	7,477,309	6,953,125	5,182,734	4,557,992

	As of and for the Years Ended December 31,
	2015(8)	2014	2013(7)	2012	2011
	(Dollars in thousands, except share and per share data)

Selected Performance Metrics:
Return on average assets(2)(5)	0.81%	0.75%	0.78%	0.65%	0.60%
Return on average common equity(2)(5)	7.43%	7.73%	9.02%	7.38%	6.30%
Return on average tangible common equity(1)(2)(5)	9.52%	8.70%	9.22%	7.38%	6.30%
Tax equivalent net interest margin(2)(3)(5)	4.68%	4.31%	4.19%	4.44%	4.33%
Efficiency ratio(4)	65.27%	67.79%	69.23%	69.02%	74.36%
Loans to deposits ratio	95.56%	88.39%	80.04%	81.89%	82.24%
Noninterest expense to average assets(2)(5)	2.83%	2.80%	2.82%	2.99%	3.26%

Selected Credit Quality Ratios:
Nonperforming assets to total assets(11)	0.25%	0.25%	0.25%	0.82%	0.30%
Nonperforming loans to total loans(9)	0.31%	0.32%	0.31%	0.94%	0.02%
Allowance for loan losses to nonperforming loans(9)	252.66%	258.98%	258.75%	121.00%	7918.57%
Allowance for loan losses to total loans	0.78%	0.82%	0.80%	1.13%	1.20%
Provision for loan losses to average loans(2)(5)	0.38%	0.23%	0.04%	0.44%	0.65%
Net charge-offs to average loans(2)(5)	0.06%	0.06%	0.02%	0.25%	0.25%

Capital Ratios:
Common equity Tier 1 capital ratio	11.72%	N/A	N/A	N/A	N/A
Leverage capital ratio(6)	11.02%	9.55%	9.61%	8.09%	8.71%
Tier 1 risk-based capital(6)	12.21%	11.96%	11.60%	11.04%	11.39%
Total risk-based capital(6)	12.92%	12.80%	12.39%	12.19%	12.61%
Tangible common equity to tangible assets(1)	10.48%	9.38%	8.40%	8.79%	8.58%
Average stockholders’ equity to average assets(2)(5)	10.90%	9.76%	8.69%	8.84%	9.46%

(1)	The Company calculates tangible book value per shares as of the end of a period as total stockholders’ equity less goodwill and other intangible assets at the end of the relevant period divided by the outstanding number of shares of its common stock at the end of that period. Tangible book value is a non-GAAP financial measure. See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing selected financial information to their most directly comparable GAAP financial measures under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”
(2)	Except as otherwise indicated in this footnote, the Company calculates its average assets and average common equity for a period by dividing the sum of total assets or total common stockholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. The Company has calculated return on average assets by dividing net income for that period by average assets. The Company calculated return on average common equity for a period by dividing net income attributable to common stockholders for that period by average common equity and average tangible common equity, as the case may be, for that period.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.
(4)	Efficiency ratio represents noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.
(5)	As a result of system conversions, the Company was unable to calculate daily average balances for 2012 or 2011. For these periods, average loans, securities, deposits in other financial institutions, assets and equity are calculated by averaging the ending balance of the prior month and the ending balance of the current month and multiplying the average by the number of days in the current month. The 12 resulting products were then added together and the resulting sum was divided by the number of days in the year.
(6)	Total assets as of December 31, 2012 and 2011 were less than $1 billion. As a result of the Company’s asset size during 2012 and 2011, the Company did not file consolidated regulatory reports during these periods. The capital ratios for these years represent the ratios for the Bank only.
(7)	The Company completed the acquisition of Independence Bank, N.A. on November 13, 2013.
(8)	The Company completed the acquisition of F&M Bancshares on January 1, 2015.
(9)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(10)	The Company issued shares of Series A and Series B preferred stock, in connection with the F&M Bancshares acquisition, on January 1, 2015, which had preferred stock outstanding pursuant to the U.S. Treasury’s Troubled Asset Relief Program. The Company paid $559 thousand in preferred dividends during 2015. On July 15, 2015, the Company redeemed all of the outstanding shares of Series A and Series B preferred stock, with cash on hand, for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to, but excluding the redemption date).
(11)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “ – Cautionary Notice Regarding Forward-Looking Statements,” in this Item 7, under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause our actual results to differ from those in our forward-looking statements:

•	risks related to the concentration of our business in the Houston metropolitan area, including risks associated with volatility or decreases in oil and gas prices or prolonged periods of lower oil and gas prices;
•	general market conditions and economic trends nationally, regionally and particularly in the Houston metropolitan area;
•	our ability to retain executive officers and key employees and their customer and community relationships;
•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operations;
•	risks related to any businesses we acquire in the future, including exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions and possible failures in realizing the anticipated benefits from such acquisitions;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	risks associated with our owner-occupied commercial real estate loan and other commercial real estate loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;

•	risk of deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	risks associated with data processing system failures and errors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the further implementation of the Dodd-Frank Act;
•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of FDIC insurance and other coverage;
•	systemic risks associated with the soundness of other financial institutions; and
•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which these statements are made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

Overview

We generate most of our revenues from interest income on loans, service charges on customer accounts and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

On January 1, 2015, we completed the acquisition of F&M Bancshares and its wholly-owned subsidiary bank, Enterprise Bank. The results for the year ended 2015 reflect the combined entity. The impact of this acquisition is not reflected in the discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2014. As of December 31, 2014, F&M Bancshares, on a consolidated basis, reported total assets of $569.7 million, total loans of $410.2 million and total deposits of $488.9 million. Because the acquisition closed on January 1, 2015, our historical financial condition and results of operations as of and for periods ended on or before December 31, 2014 contained in this Annual Report on Form 10-K do not reflect the financial condition and results of operations of F&M Bancshares. In connection with the acquisition of F&M Bancshares, we incurred approximately $29.3 million in indebtedness, including by borrowing approximately $18.0 million under our revolving credit facility to repay debt that F&M Bancshares owed to its shareholders and the assumption of junior subordinated debentures with an aggregate original principal amount of $11.3 million issued to two statutory trusts.

In addition to the impact of the acquisition of F&M Bancshares, the comparability of our consolidated results of operations for the years ended December 31, 2014 and 2013 may be affected by our acquisition of Independence Bank, National Association (“Independence”) during the fourth quarter of 2013. The results of the acquired operations of Independence were included in our results of operations for only a portion of 2013, as compared to the full years 2014 and 2015.

Our Initial Public Offering

We completed an initial public offering of 2,990,000 shares of our company stock at $21.00 per share on October 7, 2015, generating net proceeds of $57.1 million. The period-over-period comparability of certain aspects of our results of operations and the changes in our financial condition from December 31, 2014 to December 31, 2015, are affected by the issuance of these shares in the offering and our receipt of the net proceeds of the sale of shares of our common stock. In particular, the period-over-period comparability of our earnings per share and return of equity is also affected. Our common stock began trading on the NASDAQ Global Market on October 8, 2015, under the ticker symbol “ABTX.”

Recent Developments

On November 3, 2015, the Bank entered into a definitive purchase and assumption agreement providing for the sale of two of its full-service banking locations and their related assets located in Central Texas to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. On January 31, 2016 following the period covered by this Annual Report on Form 10-K, the transaction was completed. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assumed certain liabilities associated with the Mart banking location at 714 Texas Avenue in Mart, Texas and the Rosebud banking location at 339 Main Street in Rosebud, Texas. The Company sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.4 million on the sale of these branches.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 included elsewhere in our annual consolidated financial statements. We believe that of our accounting policies, the following policies may involve a higher degree of judgment and complexity.

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

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Loans Held for Investment

Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance.

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

When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged off or charged down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and optional timing of the charge-off or charge-down: 1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency, 2) the collateral securing the loan has been sold and there is an actual deficiency, 3) the Bank is proceeding with lengthy legal action to collect its balance, 4) the borrower is unable to be located or 5) the borrower has filed bankruptcy. Events requiring charge-offs occur when a shortfall is identified between the recorded investment in the loan and the underlying value of the collateral.

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

Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and therefore classified as impaired. Subsequent to identification as a troubled debt restructuring, such loans are then evaluated for impairment on an individual basis whereby we determine the amount of reserve in accordance with the accounting policy for the impaired loans as part of our allowance for loan losses calculation. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Accounting for Acquired Loans

At the time of an acquisition, we evaluate loans to determine if they are purchase credit impaired loans. Purchased credit impaired loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that we would be unable to collect all contractual payments. We make this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. Purchased credit impaired loans are initially recorded at fair value with the difference between fair value and estimated future cash flows accreted over the expected cash flow period as income only to the extent we can reasonably estimate the timing and amount of future cash flows. In this case, these loans would be classified as accruing. In the event we are unable to reasonably estimate timing and amount of future cash flows, the loan is classified as non-accrual. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

Our purchase credit impaired loans have generally been de minimis and comprised 0.1% of our loan portfolio at December 31, 2015. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for 2015 and prior periods has been immaterial.

All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At December 31, 2015, we had $293.6 million in acquired loans that had not been renewed or substantially modified which is net of an unaccreted discount of $2.4 million or 0.81%.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life, is not amortized, but tested for impairment. We perform our annual impairment test on October 1st. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

We will likely take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2018, with retrospective application to each prior reporting period presented. We are still evaluating the potential impact on our financial statements.

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

Results of Operations

Net income attributable to common stockholders was $15.2 million ($1.43 per diluted common share) for the year ended December 31, 2015 compared with $9.0 million ($1.26 per diluted common share) for the year ended December 31, 2014, an increase in net income attributable to common stockholders of $6.2 million or 69.1%. Net income attributable to common stockholders increased $2.2 million or 31.7% for the year ended December 31, 2014 compared with $6.8 million ($1.22 per diluted common share) for the year ended December 31, 2013. Returns on average common equity were 7.43%, 7.73% and 9.02%, returns on average assets were 0.81%, 0.75% and 0.78% and efficiency ratios were 65.27%, 67.79% and 69.23% for the years ended December 31, 2015, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.

Net Interest Income

Year ended December 31, 2015 compared with the year ended December 31, 2014. Net interest income before the provision for loan losses for the year ended December 31, 2015 was $80.2 million compared with $46.8 million for the year ended December 31, 2014, an increase of $33.3 million, or 71.2%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $645.2 million or 59.2% for the year ended December 31, 2015 compared with the year ended December 31, 2014. The increase in our average interest-earning assets during the year ended December 31, 2015 as compared to the year ended 2014 was primarily the result of the acquisition of F&M Bancshares which was completed on January 1, 2015.

Interest income was $88.8 million for the year ended December 31, 2015, an increase of $36.4 million compared with the year ended December 31, 2014 primarily due to an increase of $35.2 million of interest income and fees on loans during the year ended December 31, 2015 compared to the same period in 2014 as a result of the increase in average loans outstanding of $608.1 million for the same period. The increase in interest income during the year ended December 31, 2015 and 2014, included acquisition accounting loan discount accretion of $3.5 million and loan premium amortization of $83 thousand, respectively.

Interest expense was $8.6 million for the year ended December 31, 2015, an increase of $3.1 million compared to the year ended December 31, 2014. This increase was primarily due to an increase in average interest-bearing liabilities of $419.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in average-bearing liabilities was primarily due to deposits acquired in the F&M Bancshares acquisition. In addition, the increase in interest-bearing liabilities was impacted by the addition of $18.0 million, on our borrowing agreement with another financial institution, on January 1, 2015, to repay debt acquired from F&M Bancshares. We paid down $27.5 million on the revolving borrowing agreement in October 2015 with a portion of the proceeds from the initial public offering. Additionally, we assumed $11.3 million of junior subordinated debentures as part of the acquisition of F&M Bancshares on January 1, 2015.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2015 was 4.68%, an increase of 37 basis points compared to 4.31% for the year ended December 31, 2014. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $4.0 million and $432 thousand on the tax equivalent net interest margin was an increase of 24 basis points and 3 basis points for the years ended December 31, 2015 and 2014, respectively.

Year ended December 31, 2014 compared with the year ended December 31, 2013. Net interest income before the provision for loan losses for 2014 was $46.8 million compared with $33.9 million for 2013, an increase of $12.9 million, or 38.2%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $279.9 million, or 34.5%, during 2014. The increase in our average interest-earning assets during 2014 as compared to 2013 was primarily the result of the full year effect of the Independence acquisition, which was completed in November 2013, as well as organic growth in our loan portfolio. From 2013 to 2014, average loans as a percentage of average interest-earning assets increased from 80.1% to 84.1%. The organic growth in our loan portfolio in 2014 was largely driven by production from our existing loan producers, including former Independence lenders who were able to expand their loan portfolios through our banking and operational platform, which we believe demonstrates the strength of our platform and super-community banking strategy. We also benefited from the late 2013 opening of our new banking location in Clear Lake within the Houston metropolitan area, which further contributed to our loan growth during 2014. Our net interest income also benefited from our capital position, which, consistent with our deposit strategy, allowed us to grow our loan portfolio at a faster rate than we grew our deposits.

Interest income for 2014 was $52.4 million compared with $38.3 million for 2013, an increase of $14.1 million, or 36.7%. This increase was primarily due to an increase in interest income and fees on loans of $13.3 million for 2014 compared to 2013 as a result of the increase in average loans outstanding of $267.9 million for 2014 compared to 2013. This increase in average loans outstanding was primarily the result of the full year effect of the Independence acquisition, increased productivity of our existing lenders and the opening of our Clear Lake banking location, slightly offset by a 21 basis point decrease in average yield on our loan portfolio.

Interest expense for 2014 was $5.6 million compared to $4.4 million for 2013, an increase of $1.1 million, or 25.3%. This increase was primarily due to an increase in average interest-bearing liabilities of $182.4 million for 2014 compared to 2013, partially offset by the average rate paid on interest-bearing liabilities decreasing to 0.75% from 0.79% for the same period. Our growth in average interest-bearing liabilities was largely the result of a $109.6 million, or 37.2%, increase in certificates and other time deposits, which was primarily the result of the full year effect of certificates of deposit acquired in the Independence acquisition.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for 2014 was 4.31%, an increase of 12 basis points compared with 4.19% for 2013. This net interest margin increase was primarily due to growth of higher-yielding interest-earning assets, namely in our loan portfolio. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans (3)	$1,525,325	$85,443	5.60%	$917,218	$50,243	5.48%	$649,362	$36,960	5.69%
Securities	136,277	3,124	2.29%	91,318	1,851	2.03%	53,441	1,026	1.92%
Deposits in other financial institutions	73,995	239	0.32%	81,839	311	0.38%	107,675	352	0.33%
Total interest-earning assets	1,735,597	$88,806	5.12%	1,090,375	$52,405	4.81%	810,478	$38,338	4.73%
Allowance for loan losses	(10,004)			(7,276)			(6,674)
Noninterest-earning assets	211,419			109,852			68,281
Total assets	$1,937,012			$1,192,951			$872,085

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$100,139	$163	0.16%	$69,139	$135	0.20%	$41,162	$77	0.19%
Money market and savings deposits	429,153	1,838	0.43%	263,277	1,126	0.43%	225,436	1,159	0.51%
Certificates and other time deposits	559,247	5,272	0.94%	404,006	4,081	1.01%	294,413	3,196	1.09%
Short-term borrowings	43,989	82	0.19%	-	-	0.00%	-	-	0.00%
Subordinated debt	9,004	578	6.42%	-	-	0.00%	-	-	0.00%
Other borrowed funds	22,354	707	3.16%	7,536	229	3.04%	504	15	2.98%
Total interest-bearing liabilities	1,163,886	$8,640	0.74%	743,958	$5,571	0.75%	561,515	$4,447	0.79%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	554,704			328,743			232,197
Other liabilities	7,316			3,790			2,586
Total liabilities	1,725,906			1,076,491			796,298
Stockholders' equity	211,106			116,460			75,787
Total liabilities and stockholders' equity	$1,937,012			$1,192,951			$872,085

Net interest rate spread			4.38%			4.06%			3.94%

Net interest income and margin(1)		$80,166	4.62%		$46,834	4.30%		$33,891	4.18%

Net interest income and margin (tax equivalent)(2)		$81,156	4.68%		$47,049	4.31%		$33,925	4.19%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2015, 2014 and 2013 and other applicable effective tax rates.
(3)	Includes loans held for sale.

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

	For the Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$33,310	$1,890	$35,200	$15,246	$(1,963)	$13,283
Securities	911	362	1,273	727	98	825
Deposits in other financial institutions	(30)	(42)	(72)	(84)	43	(41)
Total increase (decrease) in interest income	34,191	2,210	36,401	15,889	(1,822)	14,067

Interest-Bearing liabilities:
Interest-bearing demand deposits	61	(33)	28	52	6	58
Money market and savings deposits	709	3	712	195	(228)	(33)
Certificates and other time deposits	1,568	(377)	1,191	1,190	(305)	885
Short-term borrowings	-	82	82	-	-	-
Subordinated debt	-	578	578	-	-	-
Other borrowed funds	450	28	478	209	5	214
Total increase (decrease) in interest expense	2,788	281	3,069	1,646	(522)	1,124
Increase (decrease) in net interest income	$31,403	$1,929	$33,332	$14,243	$(1,300)	$12,943

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2015 and December 31, 2014 was $13.1 million and $8.2 million, respectively, representing 0.78% and 0.82% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $5.8 million provision for loan losses for the year ended December 31, 2015 compared with $2.2 million for the year ended December 31, 2014. The increase in the provision was primarily due to an increase in required reserves associated with organic loan growth, an increase of $347 thousand of allowance on impaired loans and net charge-offs of $940 thousand during the year ended December 31, 2015.

The provision for loan losses for the year ended December 31, 2014 was $2.2 million compared with $240 thousand for the year ended December 31, 2013. The increase in the provision was largely the result of the growth in our loan portfolio. Additionally, the provision in 2013 reflected improvement in credit quality, relative to prior years, in our portfolio as a result of improved economic conditions in 2013.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Year ended December 31, 2015 compared with the year ended December 31, 2014. Noninterest income totaled $4.0 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014, an increase of $1.4 million or 53.1%. This increase was partially due to the increase in transactional deposit accounts acquired in the acquisition of F&M Bancshares which increased service charge and nonsufficient funds income and gains on the sale of two individual loans from the portfolio during the year. Additionally, noninterest income for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 due to the addition of bank owned life insurance income as we purchased bank owned life insurance during the first quarter of 2015 and in conjunction with the acquisition of F&M Bancshares we acquired life insurance policies.

Year ended December 31, 2014 compared with the year ended December 31, 2013. Noninterest income totaled $2.6 million for the year ended December 31, 2014, an increase of $968 thousand, or 59.1%, compared with the same period in 2013. This increase was mainly due to the full year effect of the Independence acquisition, which was completed in November 2013.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$703	$455	$248	$455	$331	$124
Service charges on deposit accounts	680	490	190	490	329	161
Debit card and ATM card income	638	369	269	369	224	145
(Losses) gains on sales of other real estate	(5)	188	(193)	188	201	(13)
(Losses) gains on sale of securities	(37)	82	(119)	82	-	82
Gains on sales of loans	235	-	235	-	-	-
Bank owned life insurance income	604	-	604	-	-	-
Rebate from correspondent bank	254	294	(40)	294	305	(11)
Other (1)	920	729	191	729	249	480
Total noninterest income	$3,992	$2,607	$1,385	$2,607	$1,639	$968

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Year ended December 31, 2015 compared with the year ended December 31, 2014. Noninterest expense was $54.8 million for the year ended December 31, 2015 compared to $33.5 million for the year ended December 31, 2014, an increase of $21.3 million or 63.8%. This increase is primarily attributable to additional personnel, facilities and infrastructure as a result of the F&M Bancshares acquisition on January 1, 2015.

Year ended December 31, 2014 compared with year the ended December 31, 2013. Noninterest expense totaled $33.5 million for the year ended December 31, 2014, an increase of $8.9 million, or 36.0%, compared with 2013. This increase was primarily due to increased salaries and benefits, occupancy and data processing expenses to support our growth and as a result of the full year effect of the Independence acquisition, which was completed in November 2013.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits (1)	$35,324	$20,179	$15,145	$20,179	$15,371	$4,808
Net occupancy and equipment	4,826	3,316	1,510	3,316	2,420	896
Data processing and software amortization	3,044	1,658	1,386	1,658	1,202	456
Professional fees	1,671	2,294	(623)	2,294	1,681	613
Regulatory assessments and FDIC insurance	1,346	848	498	848	602	246
Core deposit intangibles amortization	830	298	532	298	37	261
Depreciation	1,614	1,084	530	1,084	813	271
Communications	1,290	684	606	684	432	252
Advertising	781	601	180	601	582	19
Other real estate expense	199	6	193	6	86	(80)
Printing and supplies	297	159	138	159	122	37
Other	3,583	2,331	1,252	2,331	1,250	1,081
Total noninterest expense	$54,805	$33,458	$21,347	$33,458	$24,598	$8,860

(1)	Total salaries and employee benefits includes $1.4 million, $731 thousand and $375 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits were $35.3 million for the year ended December 31, 2015, an increase of $15.1 million, or 75.1%, compared to the year ended December 31, 2014. This increase is primarily attributable to the increase in the total size of our workforce between these periods as our full-time employees increased to 305 employees at December 31, 2015 from 195 employees at December 31, 2014. The increase is a result of the combination of the acquisition of F&M Bancshares, and additional employees hired to support our growth during the year ended December 31, 2015. Additionally, we incurred severance expenses of approximately $555 thousand related to the F&M Bancshares acquisition during the year ended December 31, 2015.

Salaries and benefits were $20.2 million for the year ended December 31, 2014, an increase of $4.8 million, or 31.3%, compared to 2013. This increase was primarily due to the full year effect of the Independence acquisition completed during 2013 which resulted in an increase of 35 employees. In addition, due to our growth, we added experienced banking and accounting professionals in 2014 which contributed to the increase in our employees from 165 at December 31, 2013 to 179 at December 31, 2014.

Net Occupancy and Equipment. Net occupancy and equipment expenses were $4.8 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014. This increase of $1.5 million, 45.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to the cost of the retail branches acquired in the acquisition of F&M Bancshares including utilities, rent and other occupancy expenses.

Net occupancy and equipment expenses were $3.3 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. The increase of $896 thousand, or 37.0%, for 2014 compared with 2013 was due primarily to the full year effect of the Independence acquisition completed during 2013 and the opening of our banking location in Clear Lake in late 2013.

Data Processing and Software Amortization. Data processing and software amortization increased $1.4 million, or 83.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily attributable to the additional hardware and software expenses incurred as part of the acquisition of F&M Bancshares and the resulting increase in transaction volume.

Data processing and software amortization expenses were $1.7 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. The increase of $456 thousand, or 37.9%, for 2014 compared with 2013 was due primarily to increased transaction volume and a portion of the Independence conversion fee.

Professional Fees. Professional fees decreased $623 thousand, or 27.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily attributable to expenses in 2014 related to the conversion to a new accounting system and the completion of the conversion of Independence Bank acquired in 2013. This decrease was partially offset by merger related expenses incurred to complete the conversion of F&M Bancshares during 2015.

Professional fees were $2.3 million for the year ended December 31, 2014, an increase of $613 thousand, or 36.5%, compared to the year ended December 31, 2013. This increase was primarily due to approximately $500 thousand related to system conversions during the year. In 2014, we converted to a new accounting system, completed the conversion of Independence and incurred costs in preparation for the first quarter of 2015 conversion of F&M Bancshares, which was acquired on January 1, 2015.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization increased $532 thousand to $830 thousand for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase is attributable to the acquisition of F&M Bancshares. Core deposit intangibles are being amortized using a straight-line amortization method over their useful lives.

Core deposit intangibles amortization increased $261 thousand to $298 thousand for the year ended December 31, 2014 compared with $37 thousand for the year ended December 31, 2013. The increase in 2014 was attributable to the addition of Independence in November 2013.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 65.27% for the year ended December 31, 2015 compared with 67.79% for the year ended December 31, 2014. The efficiency ratio for the years ended December 31, 2015 and 2014 were impacted by merger expenses of approximately $941 thousand and $638 thousand, respectively, related to the Independence acquisition completed in 2013 and the F&M Bancshares acquisition completed in 2015. Excluding these merger expenses, our efficiency ratios would have been 64.15% and 66.60% for the years ended December 31, 2015 and 2014, respectively.

Our efficiency ratio was 67.79% for the year ended December 31, 2014, compared with 69.23% for the year ended December 31, 2013. The efficiency ratios for 2014 and 2013 were impacted by merger-related expenses of $638 thousand and $239 thousand, respectively.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $2.9 million, or 61.0%, to $7.8 million for the year ended December 31, 2015 compared with $4.8 million for the same period in 2014. For the year ended December 31, 2014, income tax expense was $4.8 million compared with $3.9 million for the year ended December 31, 2013. The increases in income tax expense year over year were primarily attributable to higher pre-tax net earnings.

The effective tax rates were 33.0%, 34.9% and 36.0% for the years ended December 31, 2015, 2014 and 2013, respectively, The effective tax rate decreased for the year ended December 31, 2015 compared to the same period in 2014 and 2013 due to the increase in tax free income from the purchase of additional municipal securities and bank owned life insurance during 2015.

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2015 and 2014. This information should be read in conjunction with the our consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 appearing elsewhere in this Annual Report on Form 10-K.

	Interest	Net Interest	Net Income Attributable to Common	Earnings Per Share(1)
	Income	Income	Stockholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2015
First quarter	$20,819	$18,770	$3,345	$0.34	$0.33
Second quarter	21,850	19,734	3,623	0.37	0.36
Third quarter	22,645	20,407	4,047	0.41	0.40
Fourth quarter	23,492	21,255	4,212	0.34	0.33

2014
First quarter	$11,940	$10,611	$2,353	$0.34	$0.33
Second quarter	12,860	11,489	2,331	0.33	0.33
Third quarter	13,553	12,144	2,021	0.29	0.28
Fourth quarter	14,052	12,590	2,300	0.33	0.32

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition

Loan Portfolio

At December 31, 2015, total loans (including loans held for sale) were $1.68 billion, an increase of $679.0 million, or 67.8%, compared with December 31, 2014 primarily due to $404.6 million of loans, net of acquisition accounting adjustments, acquired in the F&M Bancshares acquisition as well as organic growth in our loan portfolio.

Total loans (including loans held for sale) as a percentage of deposits were 95.6% and 88.4% as of December 31, 2015 and December 31, 2014, respectively. Our capital positions in 2015 and 2014 allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 80.6% and 78.3% as of December 31, 2015 and December 31, 2014, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale (1)	$27,887	1.7%	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%

Commercial and industrial	$383,044	22.7%	$242,034	24.2%	$227,382	27.2%	$169,952	29.5%	$150,617	32.5%
Mortgage warehouse	59,071	3.5%	28,329	2.8%	-	0.0%	-	0.0%	-	0.0%
Real estate:
Commercial real estate (including multi-family residential)	745,595	44.4%	429,986	42.9%	401,048	47.9%	268,810	46.5%	205,445	44.4%
Commercial real estate construction and land development	154,646	9.2%	85,484	8.5%	71,633	8.6%	36,097	6.3%	24,020	5.2%
1-4 family residential (including home equity)	205,200	12.2%	135,127	13.5%	89,334	10.7%	69,204	12.0%	51,905	11.2%
Residential construction	93,848	5.6%	72,402	7.2%	38,891	4.6%	22,352	3.9%	19,968	4.3%
Consumer and other	11,761	0.7%	8,692	0.9%	8,406	1.0%	10,174	1.8%	10,907	2.4%
Total loans held for investment	1,653,165	98.3%	1,002,054	100.0%	836,694	100.0%	576,589	100.0%	462,862	100.0%
Total loans	1,681,052	100.0%	1,002,054	100.0%	836,694	100.0%	576,589	100.0%	462,862	100.0%
Allowance for Loan Losses	(13,098)		(8,246)		(6,655)		(6,539)		(5,543)
Loans, net	$1,667,954		$993,808		$830,039		$570,050		$457,319

(1)	Consists of loans at two former F&M Bancshares locations that the Company acquired on January 1, 2015. As of December 31, 2015, loans held for sale consists of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multifamily residential) loans, $2.3 million of l-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value.

Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies generally located in the Houston metropolitan area. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third-party loan review is performed on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel and contained in our policies and procedures.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased $154.2 million, or 63.7%, to $396.2 million as of December 31, 2015 compared to $242.0 million as of December 31, 2014 primarily due to organic loan growth of $81.6 million in the commercial and industrial portfolio during the year ended December 31, 2015. The remainder of the increase was due to loans acquired in the F&M Bancshares acquisition.

Our exposure to oil and gas exploration and production companies is roughly 3.2% of our total loan portfolio, as of December 31, 2015. We defined these customers as those whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.2% at December 31, 2015. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  The maturity of each revolving line of credit facility is normally less than 24 months, while the promissory notes that are warehoused under such facilities may have a much shorter length of time outstanding. For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes tend to peak at the end of each month. Our mortgage warehouse portfolio increased $30.7 million, or 108.5%, to $59.1 million as of December 31, 2015 compared to $28.3 million as of December 31, 2014.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2015 and December 31, 2014, 52.8% and 59.7%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $327.2 million, or 76.1%, to $757.2 million as of December 31, 2015 from $430.0 million as of December 31, 2014, primarily due to organic loan growth of $108.8 million in the commercial real estate portfolio during the year ended December 31, 2015 with the remainder of the change due to loans acquired in the F&M Bancshares acquisition. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $12.9 million, or 46.7%, to $40.4 million as of December 31, 2015 from $27.5 million as of December 31, 2014. We had 66 multi-family loans with an average loan size of $614 thousand as of December 31, 2015.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development land loans increased $69.2 million, or 80.9% to $154.6 million as of December 31, 2015 compared to $85.5 million as of December 31, 2014 primarily due to organic loan growth of $51.1 million in the commercial real estate construction portfolio during the year ended December 31, 2015 with the remainder of the change due to loans acquired in the F&M Bancshares acquisition.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $72.4 million, or 53.6%, to $207.5 million as of December 31, 2015 from $135.1 million as of December 31, 2014 primarily due to organic loan growth of $43.5 million in the 1-4 family residential portfolio during the year ended December 31. 2015 with the remainder of the change due to loans acquired in the F&M Bancshares acquisition. The home equity portion of our residential real estate portfolio increased $8.4 million, or 166.9%, to $13.5 million as of December 31, 2015 from $5.0 million as of December 31, 2014. These increases were primarily the result of increased lending activity due to an increase in demand in the growing Houston metropolitan area.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $21.4 million, or 29.6%, to $93.8 million as of December 31, 2015 from $72.4 million as of December 31, 2014 primarily due to organic loan growth of $16.6 million in the residential construction portfolio during the year ended December 31, 2015 with the remainder of the change due to loans acquired in the F&M Bancshares acquisition.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $3.9 million, or 44.6%, to $12.6 million as of December 31, 2015 from $8.7 million as of December 31, 2014. The increase in our consumer and other loan portfolio is primarily due to the additional loans acquired from F&M Bancshares.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial and industrial	$181,955	$168,914	$45,340	$396,209
Mortage Warehouse	56,255	2,816	-	59,071
Real estate:
Commercial real estate (including multi-family residential)	75,528	530,513	151,151	757,192
Commercial real estate construction and land development	55,053	76,969	22,624	154,646
1-4 family residential (including home equity)	41,299	100,042	66,181	207,522
Residential construction	91,285	2,563	-	93,848
Consumer and other	5,580	6,895	89	12,564
Total loans	$506,955	$888,712	$285,385	$1,681,052

Loans with fixed rates	$308,603	$743,098	$140,877	$1,192,578
Loans with floating rates	198,352	145,614	144,508	488,474
Total loans	$506,955	$888,712	$285,385	$1,681,052

	As of December 31, 2014
	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)

Commercial and industrial	$129,710	$107,238	$33,415	$270,363
Real estate:
Commercial real estate (including multi-family residential)	34,632	309,395	85,959	429,986
Commercial real estate construction and land development	28,316	38,139	19,029	85,484
1-4 family residential (including home equity)	28,964	62,911	43,252	135,127
Residential construction	72,001	401	-	72,402
Consumer and other	4,442	4,177	73	8,692
Total loans	$298,065	$522,261	$181,728	$1,002,054

Loans with a predetermined interest rate	$176,779	$461,863	$77,755	$716,397
Loans with a floating interest rate	121,286	60,398	103,973	285,657
Total loans	$298,065	$522,261	$181,728	$1,002,054

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston metropolitan area. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston metropolitan area. As of December 31, 2015, December 31, 2014 and December 31, 2013, commercial real estate and commercial construction loans represented approximately 54.2%, 51.4% and 56.5%, respectively, of our total loans including loans held for sale.

Asset Quality

Nonperforming Loans

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.

We had $5.2 million, $3.2 million and $2.6 million in nonperforming loans as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $404 thousand, $187 thousand and $263 thousand would have been recorded as income for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$209	$-	$-	$-	$-
Commercial and industrial	2,664	1,527	2,290	2,524	10
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	2,006	1,653	-	2,687	-
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	239	-	83	87	-
Residential construction	-	-	-	-	-
Consumer and other	66	4	199	106	60
Total nonaccrual loans	5,184	3,184	2,572	5,404	70
Accruing loans 90 or more days past due	-	-	-	-	-
Total nonperforming loans	5,184	3,184	2,572	5,404	70
Repossessed assets	131	-	332	914	1,798
Other real estate	-	-	-	-	-
Total nonperforming assets	$5,315	$3,184	$2,904	$6,318	$1,868
Restructured loans (1)	$491	$-	$1,503	$1,074	$2,124
Nonperforming assets to total assets	0.25%	0.25%	0.25%	0.82%	0.30%
Nonperforming loans to total loans	0.31%	0.32%	0.31%	0.94%	0.02%

(1)	Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2015 and 2014, we had $6.4 million and $2.5 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2015, potential problem loans consisted of three credit relationships. Of the total outstanding balance at December 31, 2015, 97% related to two customers in the energy related industry and 3% related to one customer in the construction industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2015 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 6 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) provisions for loan losses charged to earnings that increase the allowance, (2) charge-offs of loans that occur when loans are deemed uncollectible that decrease the allowance and (3) recoveries on loans previously charged-off that increase the allowance.

All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan, and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired.

The remaining discount on the balance of acquired loans as of December 31, 2015 was $2.4 million, or 0.81%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At December 31, 2015, our allowance for loan losses amounted to $13.1 million, or 0.78% of total loans compared with $8.2 million, or 0.82% as of December 31, 2014.

The decrease in the allowance for loan losses ratio to total loans from December 31, 2014 to December 31, 2015 is attributable to loans acquired in the F&M Bancshares acquisition that was recorded at fair value and did not have an allowance as of December 31, 2015 as there has been no evidence of credit deterioration since acquisition date. Excluding the acquired loans at December 31, 2015, the allowance would have been 0.89% of total loans. The increase in the allowance of $4.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in required reserves associated with organic loan growth, an increase of $347 thousand of allowance on impaired loans and net charge-offs of $940 thousand during the year 2015. We believe that the allowance for loan losses at December 31, 2015 and December 31, 2014 was adequate to cover probable incurred losses in the loan portfolio as of such dates.

The ratio of net charge-offs to average loans outstanding remained constant at 0.06% for the years ended December 31, 2015 and December 31, 2014.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Average loans outstanding	$1,525,325	$917,218	$649,362	$533,809	$376,270
Gross loans outstanding at end of period	1,681,052	1,002,054	836,694	576,589	462,862
Allowance for loan losses at beginning of period	8,246	6,655	6,539	5,543	4,026
Provision for loan losses	5,792	2,150	240	2,337	2,454
Charge-offs:
Commercial and industrial loans	(935)	(567)	(369)	(1,411)	(155)
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	-	-
Commercial real estate construction and land development	-	-	-	-	(622)
1-4 family residential (including home equity)	(40)	-	-	-	-
Residential construction	-	-	-	-	(182)
Consumer and other	(65)	(40)	(19)	(2)	-
Total charge-offs for all loan types	(1,040)	(607)	(388)	(1,413)	(959)
Recoveries:
Commercial and industrial loans	52	32	33	12	-
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	-	-
Commercial real estate construction and land development	18	-	-	-	20
1-4 family residential (including home equity)	-	-	228	13	-
Residential construction	24	-	1	47	-
Consumer and other	6	16	2	-	2
Total recoveries for all loan types	100	48	264	72	22
Net charge-offs	(940)	(559)	(124)	(1,341)	(937)
Allowance for loan losses at end of period	$13,098	$8,246	$6,655	$6,539	$5,543
Allowance to total loans	0.78%	0.82%	0.80%	1.13%	1.20%
Provision for loan losses to average loans	0.38%	0.23%	0.04%	0.44%	0.65%
Net charge-offs to average loans	0.06%	0.06%	0.02%	0.25%	0.25%
Allowance to nonperforming loans	252.66%	258.98%	258.75%	121.00%	7918.57%

In connection with our review of our loan portfolio, we consider the following risk elements attributable to particular loan types or categories in assessing the quality of individual loans:

• for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

• for commercial real estate (including multi-family residential) loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

• for commercial real estate construction and land development and residential construction loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

• for 1-4 family residential (including home equity) loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral; and

• for consumer and other loans, the individual borrower’s income, current debt level, past credit history and the value of any available collateral.

Based on our review of our loan portfolio, we classify our loans by credit risk and track risk ratings. The following is a general description of the risk ratings we use:

• Loans classified as “watch” loans may still be of high quality, but have an element of risk added to the credit such as declining payment history, deteriorating financial position of the borrower or a decrease in collateral value.

• Loans classified as “special mention” have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

• Loans classified as “substandard” have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, impaired or declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. These loans so classified are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

• Loans classified as “doubtful” have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually are considered to be pass rated loans.

See Item 7. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses” for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2015		2014		2013		2012		2011
	(Dollars in thousands)
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance of allowance for loan losses applicable to:
Commercial and industrial loans	$3,644	23.6%	$2,334	24.2%	$2,729	27.2%	$2,713	29.5%	$2,969	32.5%
Mortgage Warehouse	-	3.5%	-	2.8%	-	0.0%	-	0.0%	-	0.0%
Real estate:
Commercial real estate (including multi-family residential)	5,914	45.0%	3,799	42.9%	2,175	47.9%	2,127	46.5%	1,077	44.4%
Commercial real estate construction and land development	1,221	9.2%	578	8.5%	357	8.6%	222	6.3%	126	5.2%
1-4 family residential (including home equity)	1,432	12.3%	1,008	13.5%	558	10.7%	608	12.0%	475	11.2%
Residential construction	820	5.6%	475	7.2%	598	4.6%	560	3.9%	566	4.3%
Consumer and other	67	0.8%	52	0.9%	238	1.0%	309	1.8%	330	2.4%
Total allowance for loan losses	$13,098	100.0%	$8,246	100.0%	$6,655	100.0%	$6,539	100.0%	$5,543	100.0%

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2015, the carrying amount of investment securities totaled $165.1 million, an increase of $80.1 million or 94.3% compared with $85.0 million as of December 31, 2014. At December 31, 2014, the carrying amount of investment securities decreased $2.0 million, or 2.3%, compared with $87.0 million at December 31, 2013, due in part to growth in our loan portfolio and redeploying capital in connection therewith. Securities represented 7.9% and 6.6% of total assets as of December 31, 2015 and 2014, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Agency collateralized mortgage obligations	-	-	-	-
Total	$161,994	$3,384	$(281)	$165,097

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$14,080	$442	$(45)	$14,477
Municipal securities	35,272	283	(74)	35,481
Agency mortgage-backed pass-through securities	32,191	472	(188)	32,475
Agency collateralized mortgage obligations	2,587	21	(79)	2,529
Total	$84,130	$1,218	$(386)	$84,962

Certain investment securities are valued at less than their historical cost. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Securities” for additional information regarding how and when management evaluates securities for OTTI.

As of December 31, 2015, we do not expect to sell any securities classified as available for sale with material unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2015, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,010	1.46%	$6,664	3.23%	$-	0.00%	$8,674	2.82%
Municipal securities	7,176	1.48%	15,290	2.53%	32,078	3.22%	69,265	4.75%	123,809	3.89%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,328	2.22%	25,183	2.54%	29,511	2.49%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$7,176	1.48%	$17,300	2.41%	$43,070	3.12%	$94,448	4.16%	$161,994	3.58%

	December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,006	1.46%	$7,966	3.19%	$4,108	2.72%	$14,080	2.82%
Municipal securities	7,228	1.07%	15,393	1.83%	9,759	3.05%	2,892	5.46%	35,272	2.32%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	2,894	1.81%	29,297	2.54%	32,191	2.47%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	2,587	2.02%	2,587	2.02%
Total	$7,228	1.07%	$17,399	1.78%	$20,619	2.95%	$38,884	2.76%	$84,130	2.46%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay and, in particular, monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.

As of December 31, 2015 and 2014, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity.

The average yield of our securities portfolio was 2.29% during the year ended December 31, 2015 compared with 2.03% for the year ended December 31, 2014. The increase in average yield during 2015 compared to 2014 was primarily due to cash flows from lower-yielding, shorter-term securities that were reinvested in higher-yielding, longer-duration securities.

Goodwill and Core Deposit Intangibles

Our goodwill as of December 31, 2015 and 2014 was $39.4 million and $11.1 million, respectively, and increased as a result of the F&M Bancshares acquisition, completed in January 2015, and the Independence acquisition, completed in November 2013. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net as of December 31, 2015 and 2014 was $5.2 million and $1.7 million, respectively, and increased as a result of the F&M Bancshares acquisition, completed in January 2015, and the Independence acquisition, completed in November 2013. Core deposit intangibles arising from the F&M Bancshares and Independence acquisitions are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

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

Total deposits at December 31, 2015 were $1.76 billion, an increase of $625.4 million, or 55.2%, compared with $1.13 billion at December 31, 2014. Noninterest-bearing deposits at December 31, 2015 were $620.3 million, an increase of $246.5 million, or 66.0%, compared with $373.8 million at December 31, 2014. Interest-bearing deposits at December 30, 2015 were $1.11 billion, an increase of $378.9 million, or 49.9%, compared with $759.9 million at December 31, 2014. The increase in deposits was primarily due to the deposits acquired in the F&M Bancshares acquisition.

Total deposits at December 31, 2014 were $1.13 billion, an increase of $88.4 million, or 8.5%, compared with $1.05 billion at December 31, 2013. Noninterest-bearing deposits at December 31, 2014 were $373.8 million, an increase of $48.4 million, or 14.9%, compared with $325.4 million at December 31, 2013. Interest-bearing deposits at December 31, 2014 were $759.9 million, an increase of $40.0 million, or 5.6%, compared with $719.9 million at December 31, 2013. We did not actively seek to grow deposits in 2014. The deposit growth we experienced was largely the result of the growth in our customer lending base, many of whom also established a deposit relationship with us.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$100,139	0.16%	$69,139	0.20%	$41,162	0.19%
Money market and savings	429,153	0.43%	263,277	0.43%	225,436	0.51%
Certificates and other time	559,247	0.94%	404,006	1.01%	294,413	1.09%
Total interest-bearing deposits	1,088,539	0.67%	736,422	0.73%	561,011	0.79%
Noninterest-bearing deposits	554,704	-	328,743	-	232,197	-
Total deposits	$1,643,243	0.44%	$1,065,165	0.50%	$793,208	0.56%

Our ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2015, 2014 and 2013 was 33.8%, 30.9% and 29.3%, respectively.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2015	2014
Three months or less	$130,461	$74,431
Over three months through six months	81,750	52,651
Over six months through 12 months	131,991	62,696
Over 12 months through three years	115,090	79,168
Over three years	26,299	33,606
Total	$485,591	$302,552

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2015, the Company had total borrowing capacity of $677.3 million, of which $599.3 million was available under this agreement and $78.0 million was outstanding. Short-term FHLB advances of $50.0 million were outstanding at December 31, 2015, at a weighted average rate of 0.31%. Letters of credit were $28.0 million at December 31, 2015, of which $500 thousand expired in January 2016, $2.5 million will expire in August 2016 and $25.0 million will expire in October 2016.

As of December 31, 2015, 2014 and 2013 we had $569 thousand, $10.1 million and $5.0 million, respectively, of indebtedness owed to another financial institution. On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a revolving credit agreement. Pursuant to our new revolving credit agreement, we borrowed approximately $10.1 million in December 2014 to pay off the prior indebtedness. In January 2015, we borrowed an additional $18.0 million under our revolving credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million on the borrowing agreement with another financial institution with a portion of the proceeds from the Initial Public Offering.

Credit Agreement

Our borrowing under the revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.25% at December 31, 2015. Interest payments are due quarterly. The revolving credit agreement is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under our revolving credit agreement is $30.0 million, which is reduced by $4.3 million on each December 22nd. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our revolving credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2015, we believe we are in compliance with these debt covenants and the lender has not delivered any notice of noncompliance under the terms of the credit documents.

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.1 million at December 31, 2015. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015 and December 31, 2014 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$-	$569	$569
Operating leases	2,379	4,303	2,370	2,725	11,777
Total	$2,379	$4,303	$2,370	$3,294	$12,346

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$1,494	$8,575	$10,069
Operating leases	2,281	4,664	3,072	3,867	13,884
Total	$2,281	$4,664	$4,566	$12,442	$23,953

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include both commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2015. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Commitments to extend credit	$278,950	$31,671	$15,300	$148,939	$474,860
Standby letters of credit	8,921	479	56	-	9,456
Total	$287,871	$32,150	$15,356	$148,939	$484,316

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

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2015, 2014 and 2013, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $1.94 billion, $1.19 billion and $872.1 million for the years ended 2015, 2014 and 2013, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2015	2014	2013
Sources of Funds:
Deposits:
Noninterest-bearing	28.6%	27.6%	26.6%
Interest-bearing	56.2%	61.7%	64.3%
Short-term borrowings	2.3%	-	-
Subordinated debt	0.5%	-	-
Other borrowed funds	1.2%	0.6%	0.1%
Other liabilities	0.4%	0.3%	0.3%
Stockholders’ equity	10.8%	9.8%	8.7%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	78.7%	76.8%	74.5%
Securities	7.0%	7.7%	6.1%
Deposits in other financial institutions	3.8%	6.9%	12.3%
Noninterest-earning assets	10.5%	8.6%	7.1%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	33.8%	30.9%	29.3%
Average loans to average deposits	92.8%	86.1%	81.9%

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $608.1 million, or 66.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.0 years and modified duration of 6.0 years at December 31, 2015, and a weighted average life of 5.2 years and modified duration of 4.5 years at December 31, 2014.

As of December 31, 2015 and December 31, 2014, we had outstanding $577.4 million and $393.0 million, respectively, in commitments to extend credit and $9.5 million and $4.0 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2015, 2014 and 2013, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2015, we had cash and cash equivalents of $148.4 million compared with $167.5 million at December 31, 2014, a decrease of $19.1 million. This decrease in cash and cash equivalents was primarily due to the purchase of securities of $2.31 billion, an increase in total loans of $271.6 million, the purchase of bank owned life insurance of $10.0 million and the paydown of long-term borrowings partially offset by proceeds from the maturities and paydowns of securities of $2.23 billion, net cash acquired in the F&M Bancshares acquisition of $106.5 million, proceeds from the initial public offering of $57.1 million and proceeds from short-term borrowings of $50.0 million from FHLB.

Capital Resources

Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding companies and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2015, 2014, and 2013, the Bank was well-capitalized.

Total stockholder’s equity was $258.5 million at December 31, 2015, compared with $131.8 million at December 31, 2014, an increase of $126.7 million, or 96.2%. This increase was primarily due to the sale of 2,990,000 shares of common stock in connection with our initial public offering resulting in net proceeds of $57.1 million, $51.4 million of common stock issued in connection with the acquisition of F&M Bancshares and net income of $15.8 million for the year ended December 31, 2015.

Asset/Liability Management and Interest Rate Risk

Our asset liability and interest rate risk policy provides management with the guidelines for effective balance sheet management. We have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

As a financial institution, a component of the market risk that we face is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We have not entered into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. All instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency, and call dates, as well as prepayment assumptions for loans and securities and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014
+300	5.2%	10.0%	(0.4)%	13.0%
+200	3.0%	5.8%	(0.1)%	9.4%
+100	1.0%	2.2%	0.0%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.5%	2.4%	(0.6)%	(5.8)%

These results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We identify certain financial measures discussed in this Annual Report on Form 10-K as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.

Our management uses these non-GAAP financial measures in its analysis of our performance:

• “Tangible Stockholders’ Equity” is stockholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization.

• “Tangible Book Value Per Share” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible book value per share is defined as total stockholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by total shares outstanding. This measure is important to investors interested in changes from period to period in book value per share, exclusive of changes in intangible assets. For tangible book value per share, the most directly comparable financial measure calculated in accordance with GAAP is our book value per share.

• “Tangible Equity to Tangible Assets” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible equity to tangible assets is defined as the ratio of total stockholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by tangible assets, which are total assets reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in equity and total assets, each exclusive of changes in intangible assets. For tangible equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation tables provide a more detailed analysis of these non-GAAP financial measures:

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share and per share data)

Total stockholders' equity	$258,490	$131,778	$109,736	$68,085	$52,907
Less:
Goodwill and core deposit intangibles, net	44,619	12,891	13,044	-	-
Tangible stockholders' equity	$213,871	$118,887	$96,692	$68,085	$52,907
Less:
Preferred stock	-	-	-	-	-
Tangible common stockholders' equity	$213,871	$118,887	$96,692	$68,085	$52,907

Shares outstanding at end of period (1)	12,812,985	7,477,309	6,953,125	5,182,734	4,557,992

Tangible book value per common share	$16.69	$15.90	$13.91	$13.14	$11.61

Net income attributable to common stockholders	$15,227	$9,005	$6,839	$4,555	$2,995

Average common stockholders' equity	204,935	116,460	75,787	61,699	47,523
Less:
Average goodwill and other intangible assets, net	45,055	13,007	1,615	-	-
Average tangible common stockholders’ equity	$159,880	$103,453	$74,172	$61,699	$47,523

Return on average tangible common equity(2)	9.52%	8.70%	9.22%	7.38%	6.30%

Total assets	$2,084,579	$1,280,008	$1,164,759	$774,308	$616,467
Less:
Goodwill and core deposit intangibles, net	44,619	12,891	13,044	-	-
Tangible assets	$2,039,960	$1,267,117	$1,151,715	$774,308	$616,467
Tangible common equity to tangible assets	10.48%	9.38%	8.40%	8.79%	8.58%

(1)	Does not include 1,711, 11,426 and 8,366 shares of treasury stock as of December 31, 2015, 2013 and 2012, respectively. There were no shares of treasury stock outstanding as of December 31, 2014 or 2011.

(2)	As a result of system conversions, we are unable to calculate daily average balances for 2012 or 2011. For these periods, average loans, securities, deposits in other financial institutions, assets and equity are calculated by averaging the ending balance of the prior month and the ending balance of the current month and multiplying the average by the number of days in the current month. The twelve resulting products were then added together and the resulting sum is divided by the number of days in the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Asset/Liability Management and Interest Rate Risk.” Our principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 72 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report. See exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer, respectively.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reporting on Management’s Assessment of Internal Controls over Financial Reporting. This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 72 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))
3.2	Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1	Tax Allocation Agreement dated April 1, 2013, by and between Allegiance Bancshares, Inc. and Allegiance Bank (f/k/a Allegiance Bank Texas) (incorporated by reference to Exhibit 10.1 to the Registration Statement)
10.2	Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (including form of awards) (incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	Credit Agreement dated as of December 22, 2014 by and among Allegiance Bancshares, Inc. and Prosperity Bank (incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement)
10.5	Consulting Agreement dated August 5, 2013 by and between Allegiance Bank (f/k/a Allegiance Bank Texas) and Lawrence G. Fraser (incorporated by reference to Exhibit 10.5 to the Registration Statement)
21.1*	Subsidiaries of Allegiance Bancshares, Inc.
23.1*	Consent of Crowe Horwath LLP
23.2*	Consent of Seidel Schroeder (formerly Seidel, Schroeder & Company)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2016

ALLEGIANCE BANCSHARES, INC.

By:	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ George Martinez	Chairman and Chief Executive Officer	March 22, 2016
George Martinez	(Principal Executive Officer); Director

/s/ Steven F. Retzloff	President and Director	March 22, 2016
Steven F. Retzloff

/s/ Laurence L. Lehman III	Chief Financial Officer	March 22, 2016
Laurence L. Lehman III	(Principal Financial and Principal Accounting Officer)

/s/ Ramon A. Vitulli, III	Director	March 22, 2016
Ramon A. Vitulli, III

/s/ Daryl D. Bohls	Director	March 22, 2016
Daryl D. Bohls

/s/ John Beckworth	Director	March 22, 2016
John Beckworth

/s/ Lawrence G. Fraser	Director	March 22, 2016
Lawrence G. Fraser

/s/ Matthew H. Hartzell	Director	March 22, 2016
Matthew H. Hartzell

/s/ Umesh Jain	Director	March 22, 2016
Umesh Jain

/s/ Frances H. Jeter	Director	March 22, 2016
Frances H. Jeter

/s/ James J. Kearney	Director	March 22, 2016
James J. Kearney

Signature	Positions	Date

/s/ P. Michael Mann, M.D.	Director	March 22, 2016
P. Michael Mann, M.D.

/s/ David B. Moulton	Director	March 22, 2016
David B. Moulton

/s/ William S. Nichols, III	Director	March 22, 2016
William S. Nichols, III

/s/ Thomas A. Reiser	Director	March 22, 2016
Thomas A. Reiser

/s/ Raimundo Riojas E.	Director	March 22, 2016
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 22, 2016
Fred S. Robertson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Crowe Horwath LLP
Independent Member Crowe Horwath International

Board of Directors and Shareholders

Allegiance Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Dallas, Texas

March 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allegiance Bancshares, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of Allegiance Bancshares, Inc. (the “Company”) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Allegiance Bancshares, Inc. for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Seidel, Schroeder & Company

Brenham, Texas

March 19, 2014

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$63,380	$57,314
Interest-bearing deposits at other financial institutions	85,051	110,226
Total cash and cash equivalents	148,431	167,540

Available for sale securities, at fair value	165,097	84,962

Loans held for sale	27,887	-
Loans held for investment	1,653,165	1,002,054
Less: allowance for loan losses	(13,098)	(8,246)
Loans, net	1,667,954	993,808

Accrued interest receivable	6,518	3,285
Premises and equipment, net	18,471	10,969
Federal Home Loan Bank stock	2,569	468
Branch assets held for sale	1,398	-
Bank owned life insurance	21,211	-
Goodwill	39,389	11,144
Core deposit intangibles, net	5,230	1,747
Other assets	8,311	6,085
TOTAL ASSETS	$2,084,579	$1,280,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$620,320	$373,795
Interest-bearing
Demand	97,826	87,806
Money market and savings	431,305	279,595
Certificates and other time	609,682	392,488
Total interest-bearing deposits	1,138,813	759,889
Total deposits	1,759,133	1,133,684

Accrued interest payable	124	43
Short-term borrowings	50,000	-
Other borrowed funds	569	10,069
Subordinated debentures	9,089	-
Other liabilities	7,174	4,434
Total liabilities	1,826,089	1,148,230

COMMITMENTS AND CONTINGENCIES (See Note 15)
STOCKHOLDERS’ EQUITY:

Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outsanding of Series A or Series B, each has a $1,000 liquidation value	-	-
Common stock, $1 par value; 40,000,000 shares authorized; 12,814,696 shares issued and 12,812,985 shares outstanding at December 31, 2015 and 7,477,309 shares issued and outstanding at December 31, 2014	12,815	7,477
Capital surplus	209,285	104,568
Retained earnings	34,411	19,184
Accumulated other comprehensive income	2,017	549
Less: Treasury stock, at cost, 1,711 shares	(38)	-
Total stockholders’ equity	258,490	131,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,084,579	$1,280,008

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$85,443	$50,243	$36,960
Securities:
Taxable	1,122	1,435	957
Tax-exempt	2,002	416	69
Deposits in other financial institutions	239	311	352
Total interest income	88,806	52,405	38,338

INTEREST EXPENSE:
Demand, money market and savings deposits	2,001	1,261	1,236
Certificates and other time deposits	5,272	4,081	3,196
Short-term borrowings	82	-	-
Subordinated debentures	578	-	-
Other borrowed funds	707	229	15
Total interest expense	8,640	5,571	4,447

NET INTEREST INCOME	80,166	46,834	33,891
Provision for loan losses	5,792	2,150	240
Net interest income after provision for loan losses	74,374	44,684	33,651
NONINTEREST INCOME:
Nonsufficient funds fees	703	455	331
Service charges on deposit accounts	680	490	329
Gains (losses) on sales of securities	(37)	82	-
Gains (losses) on sales of other real estate	(5)	188	201
Gains on sales of loans	235	-	-
Bank owned life insurance income	604	-	-
Other	1,812	1,392	778
Total noninterest income	3,992	2,607	1,639
NONINTEREST EXPENSE:
Salaries and employee benefits	35,324	20,179	15,371
Net occupancy and equipment	4,826	3,316	2,420
Data processing and software amortization	3,044	1,658	1,202
Professional fees	1,671	2,294	1,681
Regulatory assessments and FDIC insurance	1,346	848	602
Core deposit intangibles amortization	830	298	37
Depreciation	1,614	1,084	813
Communications	1,290	684	432
Advertising	781	601	582
Other	4,079	2,496	1,458
Total noninterest expense	54,805	33,458	24,598
INCOME BEFORE INCOME TAXES	23,561	13,833	10,692
Provision for income taxes	7,775	4,828	3,853
NET INCOME	15,786	9,005	6,839
Preferred stock dividends	559	-	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,227	$9,005	$6,839

EARNINGS PER COMMON SHARE:
Basic	$1.45	$1.29	$1.25
Diluted	$1.43	$1.26	$1.22

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$15,786	$9,005	$6,839
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gains (losses) on available for sale securities during the period	2,234	1,928	(1,888)
Reclassification of amount realized through the sale of securities	37	(82)	-
Total other comprehensive income (loss)	2,271	1,846	(1,888)
Deferred tax (expense) benefit related to other comprehensive income	(803)	(628)	642
Other comprehensive income (loss), net of tax	1,468	1,218	(1,246)
Comprehensive income	$17,254	$10,223	$5,593

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2013	-	$-	5,191,100	$5,191	$59,120	$3,340	$577	$(144)	$68,084
Net income						6,839			6,839
Other comprehensive loss							(1,246)		(1,246)
Common stock issued in connection with the exercise of stock options and restricted stock awards			21,084	21	10				31
Issuance of common stock			887,644	888	16,915				17,803
Common stock issued in connection with the acquisition of Independence Bank			864,723	865	17,039				17,904
Purchase of treasury stock								(54)	(54)
Stock based compensation expense					375				375
BALANCE AT DECEMBER 31, 2013	-	-	6,964,551	6,965	93,459	10,179	(669)	(198)	109,736
Net income						9,005			9,005
Other comprehensive income							1,218		1,218
Common stock issued in connection with the exercise of stock options, restricted stock awards and the Employee Stock Purchase Plan ("ESPP")			36,566	36	378			198	612
Issuance of common stock			476,192	476	10,000				10,476
Stock based compensation expense					731				731
BALANCE AT DECEMBER 31, 2014	-	-	7,477,309	7,477	104,568	19,184	549	-	131,778
Net income						15,786			15,786
Other comprehensive income							1,468		1,468
Common stock issued in connection with the exercise of stock options and restricted stock awards			3,983	4	7				11
Repurchase of treasury stock								(52)	(52)
Issuance of common stock in private placement offering			4,884	5	103			14	122
Issuance of common stock in initial public offering, net of offering expenses			2,990,000	2,990	54,148				57,138
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Redemption of preferred stock	(11,550)	(11,550)							(11,550)
Preferred stock dividends						(559)			(559)
Stock based compensation expense					1,351				1,351
BALANCE AT DECEMBER 31, 2015	-	$-	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,786	$9,005	$6,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	2,444	1,382	916
Provision for loan losses	5,792	2,150	240
Loss (gain) on the sale of securities	37	(82)	-
Deferred income tax expense (benefit)	(446)	277	(157)
Net amortization of premium on investments	1,209	710	643
Bank owned life insurance	(604)	-	-
Net (accretion) amortization of (discount) premium on loans	(3,492)	83	-
Net amortization of discount on subordinated debentures	218	-	-
Net amortization of discount on certificates of deposit	(739)	(515)	-
Net loss (gain) on sale or write down of premises, equipment and other real estate	5	(102)	(190)
Net gain on sales of loans	(235)	-	-
Stock based compensation expense	1,351	731	375
(Increase) decrease in accrued interest receivable and other assets	(3,507)	246	(587)
Increase (decrease) in accrued interest payable and other liabilities	501	(215)	1,914
Net cash provided by operating activities	18,320	13,670	9,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,226,000	1,400,243	1,002,640
Proceeds from sales of available for sale securities	16,943	1,941	-
Purchase of available for sale securities	(2,307,331)	(1,398,921)	(1,011,438)
Net change in total loans	(271,574)	(165,919)	(130,208)
Purchase of bank premises and equipment	(1,939)	(2,095)	(505)
Proceeds from sale of bank premises, equipment and other real estate	-	520	1,229
Purchase of bank owned life insurance	(10,000)	-	-
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	106,486	-	-
Net cash and cash equivalents acquired in the purchase of Independence Bank	-	-	25,951
Net cash used in investing activities	(241,415)	(164,231)	(112,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	60,996	48,385	65,489
Net increase in interest-bearing deposits	75,380	40,483	75,455
Paydowns of long-term borrowings	(45,500)	(10,000)	-
Proceeds from long-term borrowings	18,000	15,069	5,000
Proceeds from short-term borrowings	50,000	-	-
Preferred stock dividends	(559)	-	-
Redemption of preferred stock	(11,550)	-	-
Proceeds from initial public offering	57,138	-	-
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	133	11,088	17,833
Repurchase of treasury stock	(52)	-	(54)
Net cash provided by financing activities	203,986	105,025	163,723

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,109)	(45,536)	61,385
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,540	213,076	151,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,431	$167,540	$213,076

NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$33,409	$-	$2,792
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	1,662	-	-

SUPPLEMENTAL INFORMATION:
Income taxes paid	$7,500	$4,900	$3,850
Interest paid	7,820	6,039	4,447

See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

See Note 2 regarding non-cash transactions included in the Independence Bank acquisition

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation. The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October of 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 16 offices in Houston, Texas and the surrounding region and, as of the year ended December 31, 2015, an additional two offices in Central Texas. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering (IPO) – In October 2015, the Company completed the initial public offering of its Common Stock. In connection with the Company’s initial public offering, the Company sold and issued 2,990,000 shares of Common Stock at $21 per share resulting in total proceeds received by the Company net of offering costs of $57.1 million.

Cash and cash equivalents—Cash and cash equivalents include cash, deposits with other financial institutions with maturities not greater than one year. Net cash flows are reported for customer loan and deposit transactions.

Securities—Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost bases less the OTTI recognized in earnings shall become the new amortized cost basis of the security.

Loans held for Sale—Loans held for sale are carried at lower of aggregate cost or fair value. During the first quarter of 2015, the Company purchased F&M Bancshares. At December 31, 2015, loans held for sale consists of loans at two former F&M Bancshares, Inc. branches in Central Texas that are for sale.

Loans Held for Investment—Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance.

Nonrefundable Fees and Costs Associated with Lending Activities— Loan commitment and loan origination fees, and certain direct origination costs, are deferred and recognized in interest income as an adjustment to yield without anticipating prepayments using the interest method over the related loan life or; if the commitment expires unexercised, balances are recognized in income upon expiration of the commitment.

Nonperforming and Past Due Loans—The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions or other factors.

Past due status is based on the contractual terms of the loan. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company generally classifies a loan as nonperforming, automatically places the loan on nonaccrual status, ceases accruing interest and reverses all unpaid accrued interest against interest income, when, in management’s opinion, the borrower may be unable to meet payment obligations, when the payment of principal or interest on a loan is delinquent for 90 days, as well as when required by regulatory provisions, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. Any payments received on nonaccrual loans are applied first to outstanding loan amounts. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged-off or charged-down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and optional timing of the charge-off or charge-down: 1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency, 2) the collateral securing the loan has been sold and there is an actual deficiency, 3) the Bank is proceeding with lengthy legal action to collect its balance, 4) the borrower is unable to be located, or 5) the borrower has filed bankruptcy. Charge-offs occur when the Company deems a loan to be uncollectible.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled debt restructurings (TDRs)—Loans on which terms have been modified resulting in a concession have been granted because of a borrower’s financial difficulty are considered troubled debt restructurings and classified as impaired. The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession that is would not otherwise consider. Concessions may include reductions of interest rates to a below market interest rate: extension of the terms of the debt, principal forgiveness, restructuring the payment of the debt obligation; and other actions intended to minimize potential losses. Subsequent to identification as a troubled debt restructuring such loans are then evaluated for impairment on an individual basis whereby the loans are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan: the loan is reported, net, at the fair value of the collateral.

Impaired Loans—On a continuous basis, loans are evaluated for impairment classification. Loans are considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (i) charge-off of loans that decrease the allowance, (ii) subsequent recoveries on loans previously charged off that increase the allowance and (iii) provisions for loan losses charged to earnings that increase the allowance.

Throughout the year, management estimates the probable incurred losses in the loan portfolio to determine if the allowance for loan losses is adequate to absorb such losses. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Loans that have been identified as impaired are generally reviewed on a quarterly basis in order to determine whether a specific reserve is required. The general component covers non-impaired loans and is based on industry and Company specific historical loan loss experience, volume, growth and composition of the loan portfolio, the evaluation of the Company’s loan portfolio through its internal loan review process, general current economic conditions both internal and external to the Company that may affect the borrower’s ability to pay, value of collateral and other qualitative relevant risk factors. Based on a review of these estimates, the allowance for loan losses is adjusted to a level determined to be adequate. Estimates of loan losses are inherently subjective as it involves an exercise of judgment. It is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of the reporting date.

For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. We assesses the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determines if a specific allocation to the allowance for loan losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. We return troubled debt restructurings to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of loan losses expected to be realized over the remaining lives of the loans. Therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans. However, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter. Land is carried at cost.

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2015, there were no loans secured by residential real estate properties for which formal foreclosure proceeds were in process.

Federal Home Loan Bank (“FHLB”) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance—During the first quarter of 2015, the Company purchased bank owned life insurance policies on certain key executives and in conjunction with the acquisition of F&M Bancshares, the Company acquired life insurance policies. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, which is the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

Goodwill—Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill is determined to have an indefinite useful life, is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performs its annual impairment test on October 1. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Core Deposit Intangibles—Core deposit and acquired customer relationship intangibles arising from acquisitions are amortized using a straight-line amortization method over their estimated useful lives, which is seven to nine years.

Other Borrowed Funds—The Company has a borrowing agreement with another financial institution. The Company pledged its shares in the Bank’s stock as collateral for the borrowing.

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to extend credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock Based Compensation—Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The expense associated with stock based compensation is recognized over the required service period, generally defined as the vesting period of each individual arrangement. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The fair value of stock options granted and employee stock purchase plan awards are estimated at the date of grant using the Black-Scholes option-pricing model and the market price of the Company’s common stock on the date of grant is used to value restricted stock awards.

Employee Stock Purchase Plan—The cost of shares issued in the ESPP, but not allocated to participants, is shown as a reduction of shareholder’s equity. Compensation expense is based on the market price of the shares as they are committed to be released to participant accounts.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—Income tax expense is the total of the current year income tax due and the change in deferred tax assets or liabilities. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets on the Company’s consolidated balance sheets.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the related tax authority.  For tax positions not meeting the more likely than not test, no tax benefit is recorded. Any interest and/or penalties related to income taxes are reported as a component of income tax expense.

The Company files a consolidated federal income tax return.

Comprehensive income—Comprehensive income consists of net income and other comprehensive income which includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments—While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. All of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity. The Company recorded measurement period adjustments to goodwill related to a previous acquisition as noted in Note 3 – Goodwill and Core Deposit Intangibles in 2014.

Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and the Employee Stock Purchase Plan.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Allegiance or by Allegiance to its shareholders.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued But Not Yet Effective Accounting Standards

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company beginning January 1, 2016. ASU 2015-16 is not expected to have a significant impact on the Company’s financial statements.

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

2. ACQUISITIONS

Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of an acquired entity are recorded at its fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets is recorded as goodwill. The results of operations for an acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The following acquisitions were completed on the dates indicated below:

2013 Acquisition

Acquisition of Independence Bank, N.A.—On November 15, 2013, the Company completed the acquisition of Independence Bank, N.A. (“Independence Bank”). Independence Bank operated 3 banking offices in Houston, Texas. The Company acquired Independence Bank to increase its market share in the Houston, Texas area, enhance its SBA lending capabilities, expand its commercial lending team and solidify its mortgage warehouse program. Under the terms of the acquisition agreement, the Company issued 864,723 shares of Company common stock, converted existing options to purchase shares in Independence Bank to options in the Company’s stock and paid $17.3 million in cash for all outstanding shares of Independence Bank common stock, warrants and options. The Company incurred approximately $395 thousand and $239 thousand of pre-tax merger related expenses during the years ended December 31, 2014 and 2013, respectively, related to the Independence Bank acquisition. As of December 31, 2015 and 2014, total goodwill related to the Independence Bank acquisition was $11.1 million. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the final purchase price allocation is as follows (dollars in thousands):

Fair value of consideration paid:
Common shares issued and options assumed (864,723 shares)	$17,904
Cash consideration	17,336
Total consideration paid	$35,240

Fair value of assets acquired:
Cash and cash equivalents	$43,287
Investment Securities	43,812
Loans, net	132,167
Premises and equipment	589
Core deposit intangibles	2,082
Other assets	3,053
Total assets acquired	$224,990

Fair value of liabilities assumed:
Deposits	$200,309
Other liabilities	440
Total liabilities assumed	200,749
Fair value of net assets acquired	$24,241
Goodwill resulting from acquisition	$10,999

2015 Acquisition

Acquisition of F&M Bancshares, Inc.—On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas. The two Central Texas locations and their related assets have been classified within loans held for sale and branch assets held for sale as of December 31, 2015. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to its existing banking locations. The Company acquired F&M Bancshares to further expand its Houston, Texas area market. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes. The Company acquired F&M Bancshares to further expand its Houston, Texas area market.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the merger agreement, the Company issued 2,338,520 shares of Company common stock for all outstanding shares of F&M Bancshares capital stock and paid $642 thousand in cash for any fractional and out of state shares held by F&M Bancshares shareholders. The Company recognized goodwill of $28.2 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. F&M Bancshares’ results of operations were included in the Company’s results beginning January 1, 2015. For the year ended December 31, 2015, net interest income associated with F&M Bancshares was $17.1 million. The Company does not track separately the noninterest income and noninterest expense of the F&M Bancshares branches.

As of December 31, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no changes to preliminary acquisition accounting adjustments. A summary of the final purchase price allocation is as follows (dollars in thousands):

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

Subsequent to the acquisition, the Company paid off the $18.0 million of borrowed funds from F&M Bancshares shareholders by drawing on its borrowing with another financial institution. Additionally, the securities acquired from F&M Bancshares were sold subsequent to the acquisition with no income statement impact.

Additionally, on July 15, 2015, the Company redeemed all of the outstanding shares of Series A and Series B preferred stock for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to, but excluding the redemption date). The Company issued the shares of Series A and Series B preferred stock in connection with the F&M Bancshares acquisition, which had preferred stock pursuant to the U.S. Treasury’s Troubled Asset Relief Program.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of net assets acquired includes fair value adjustments to certain acquired loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. The following presents details of all loans acquired as of January 1, 2015:

	Contractual Balance	Fair Value	Discount
	(Dollars in thousands)
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

The following table presents unaudited pro forma financial information as if the acquisition had occurred at the beginning of 2014. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	For the Years Ended December 31,
	2015	2014
	(Dollars in thousands, except per share data)
Net interest income	$77,598	$71,664
Net income attributable to common stockholders	14,170	14,999
Basic earnings per common share	1.35	1.53
Diluted earnings per common share	1.33	1.51

To determine pro forma information, the Company adjusted its year ended December 31, 2015 and 2014 historical results to include the historical results for F&M Bancshares for the year ended December 31, 2014.

The pro forma information includes acquisition accounting adjustments to interest on loans, certificates of deposit and subordinated debt, difference in the rate of borrowed funds, amortization of intangibles arising from the transaction and the related income tax effects.

The Company incurred approximately $941 thousand and $245 thousand of pre-tax merger related expenses during the years ended December 31, 2015 and 2014, respectively, related to the F&M Bancshares acquisition. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits and professional fees but are excluded from the calculation of pro forma income above.

As of December 31, 2015, the Company held the two Central Texas locations and their related assets for sale. The assets held for sale of these locations include loans, the related accrued interest receivable on those loans and premises and equipment. The loans are presented as loans held for sale on the balance sheet. The branch assets held for sale reported on the balance sheet include accrued interest receivable and premises and equipment for these two respective locations. See Note 20 – Subsequent Events regarding the completion of the sale of the two Central Texas banking locations in January 2016.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of January 1, 2013	$-	$-
Acquisition of Independence Bank	10,999	2,082
Amortization	-	(37)
Balance as of December 31, 2013	10,999	2,045
Measurement period adjustment	145	-
Amortization	-	(298)
Balance as of December 31, 2014	11,144	1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	-	(830)
Balance as of December 31, 2015	$39,389	$5,230

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $145 thousand measurement period adjustment recorded during 2014 related to the Independence Bank acquisition.

At October 1, 2015, the Company elected to perform a quantitative (Step 1) goodwill assessment. Step 1 assessment includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2015 is as follows (dollars in thousands):

2016	$830
2017	830
2018	830
2019	830
2020	793
Thereafter	1,117
Total	$5,230

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes restricted amounts of $50.3 million and $27.4 million at December 31, 2015 and 2014, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Agency collateralized mortgage obligations	-	-	-	-
Total	$161,994	$3,384	$(281)	$165,097

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$14,080	$442	$(45)	$14,477
Municipal securities	35,272	283	(74)	35,481
Agency mortgage-backed pass-through securities	32,191	472	(188)	32,475
Agency collateralized mortgage obligations	2,587	21	(79)	2,529
Total	$84,130	$1,218	$(386)	$84,962

As of December 31, 2015, the Company management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it more likely than not will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,176	$7,185
Due after one year through five years	17,300	17,468
Due after five years through ten years	38,742	39,503
Due after ten years	69,265	71,279
Subtotal	132,483	135,435
Agency mortgage-backed pass through securities and agency collateralized mortgage obligations	29,511	29,662
Total	$161,994	$165,097

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2015
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	6,867	(30)	298	(5)	7,165	(35)
Agency mortgage-backed pass-through securities	4,952	(36)	9,519	(210)	14,471	(246)
Agency collateralized mortgage obligations	-	-	-	-	-	-
Total	$11,819	$(66)	$9,817	$(215)	$21,636	$(281)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$2,842	$(3)	$1,748	$(42)	$4,590	$(45)
Municipal securities	14,102	(74)	-	-	14,102	(74)
Agency mortgage-backed pass-through securities	498	(1)	14,058	(187)	14,556	(188)
Agency collateralized mortgage obligations	-	-	1,607	(79)	1,607	(79)
Total	$17,442	$(78)	$17,413	$(308)	$34,855	$(386)

As of December 31, 2015, the Company’s security portfolio consisted of 236 securities, 16 of which were in an unrealized loss position for more than 12 months. There were no realized losses on these securities as the Company believes these securities are temporarily impaired due to changes in market interest rates. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares transaction resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. Additionally, the Company sold $2.2 million in securities during 2015 and recorded a loss on the sale of $37 thousand. The Company sold $2.0 million in securities in 2014 and recorded a gain on the sale of $82 thousand. There was no gain or loss on the sale of securities for the year ended December 31, 2013.

At December 31, 2015 and 2014, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated stockholders’ equity at such respective dates.

The Company did not have pledged securities at December 31, 2015 and 2014, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Loans held for sale (1)	$27,887	$-

Commercial and industrial	383,044	242,034
Mortgage warehouse (2)	59,071	28,329
Real estate:
Commercial real estate (including multi-family residential)	745,595	429,986
Commercial real estate construction and land development	154,646	85,484
1-4 family residential (including home equity)	205,200	135,127
Residential construction	93,848	72,402
Consumer and other	11,761	8,692
Total loans held for investment	1,653,165	1,002,054
Total loans	1,681,052	1,002,054
Allowance for loan losses	(13,098)	(8,246)
Loans, net	$1,667,954	$993,808

(1)	Consists of loans at two former F&M Bancshares locations acquired on January 1, 2015. As of December 31, 2015, loans held for sale consists of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value. On January 31, 2016, the Company completed the sale of these former F&M Bancshares branches and their related assets located in Central Texas-see Note 20-Subsequent Events.

(2)	Mortgage warehouse was previously reported within the Commercial and Industrial loan portfolio. These loans are to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in the Company’s mortgage warehouse portfolio. These promissory notes originated by the Company’s mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank. The maturity of each revolving line of credit facility is normally less than 24 months, while the promissory notes that are warehoused under such facilities may have a much shorter length of time outstanding. For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days. For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days. The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on an annual basis.

(i) Commercial and Industrial Loans. The Company makes commercial and industrial loans in its market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The Company generally takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and typically obtains a personal guaranty of the borrower or principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful, and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans.

(ii) Commercial Real Estate. The Company makes loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate.

The Company’s nonowner-occupied and multi-family commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. The Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. In addition, these loans are generally guaranteed by individual owners of the borrower and have typically lower loan to value ratios.

Loans secured by owner-occupied properties generally involve less risk and represented approximately 53% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2015. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans to be secured by property with adequate margins and to be guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 20 year period.

(iii) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property; it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties; construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

(iv) Residential Real Estate Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 20 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v) Consumer and Other Loans. The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans, home improvement loans, home equity loans and home equity lines of credit. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

Concentrations of Credit

The vast majority of the Company’s lending activity occurs in and around the Houston, Texas area. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

Related Party Loans

As of December 31, 2015 and 2014, loans outstanding to directors, officers and their affiliates totaled $2.5 million and $1.3 million, respectively.

An analysis of activity with respect to these related-party loans is as follows:

2015
(Dollars in thousands)
Beginning balance on January 1	$1,329
New loans and reclassified related loans	1,450
Repayments	(320)
Ending balance on December 31	$2,459

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days (3)	90 or More Days	Total Past Due Loans	Nonaccrual Loans (4)	Current Loans	Loans
	(Dollars in thousands)
Loans held for sale	$539	$-	$539	$209	$27,139	$27,887

Commercial and industrial	1,474	-	1,474	2,664	378,906	383,044
Mortgage warehouse	-	-	-	-	59,071	59,071
Real estate:
Commercial real estate (including multi-family residential)	1,866	-	1,866	2,006	741,723	745,595
Commercial real estate construction and land development	77	-	77	-	154,569	154,646
1-4 family residential (including home equity)	1,904	-	1,.904	239	203,057	205,200
Residential construction	-	-	-	-	93,848	93,848
Consumer and other	36	-	36	66	11,659	11,761
Total loans held for investment	5,357	-	5,357	4,975	1,642,833	1,653,165
Total loans	$5,896	$-	$5,896	$5,184	$1,669,972	$1,681,052

	December 31, 2014
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$274	$-	$274	$1,527	$240,233	$242,034
Mortgage warehouse	-	-	-	-	28,329	28,329
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	1,653	428,333	429,986
Commercial real estate construction and land development	-	-	-	-	85,484	85,484
1-4 family residential (including home equity)	-	-		-	135,127	135,127
Residential construction	413	-	413	-	71,989	72,402
Consumer and other	46	-	46	4	8,642	8,692
Total loans	$733	$-	$733	$3,184	$998,137	$1,002,054

(3)	Includes $1.3 million of loans acquired from F&M Bancshares.
(4)	Includes $676 thousand of loans acquired from F&M Bancshares.

Nonaccrual loans at December 31, 2015 consisted of 31 separate credits.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $404 thousand and $187 thousand would have been recorded as income for the years ended December 31, 2015 and 2014, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans by class of loans are set forth in the following tables. The average recorded investment presented in the table below is reported on a year-to-date basis.

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,842	$4,216	$-	$3,698	$222
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	4,700	4,700	-	4,833	285
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	239	239	-	248	13
Residential construction	-	-	-	-	-
Consumer and other	82	97	-	102	8
Total	8,863	9,252	-	8,881	528

With an allowance recorded:
Commercial and industrial	1,573	1,573	670	2,040	87
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	1,146	1,146	180	1,122	77
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer and other	19	19	9	21	1
Total	2,738	2,738	859	3,183	165

Total:
Commercial and industrial	5,415	5,789	670	5,738	309
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	5,846	5,846	180	5,955	362
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	239	239	-	248	13
Residential construction	-	-	-	-	-
Consumer and other	101	116	9	123	9
	$11,601	$11,990	$859	$12,064	$693

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$999	$1,054	$-	$1,292	$83
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	2,894	2,894	-	1,641	182
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	2	-
Residential construction	-	-	-	-	-
Consumer and other	-	-	-	1,084	-
Total	3,893	3,948	-	4,019	265

With an allowance recorded:
Commercial and industrial	1,802	1,802	501	2,247	128
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	180	180	10	715	12
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	40	-
Residential construction	-	-	-	-	-
Consumer and other	4	4	1	2,102	-
Total	1,986	1,986	512	5,104	140

Total:
Commercial and industrial	2,801	2,856	501	3,539	211
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	3,074	3,074	10	2,356	194
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	42	-
Residential construction	-	-	-	-	-
Consumer and other	4	4	1	3,186	-
	$5,879	$5,934	$512	$9,123	$405

The increase in impaired loans from December 31, 2014 to December 31, 2015 was primarily due to a single energy related relationship that was downgraded.

The average recorded investment of impaired loans for the year ended December 31, 2013 was $7.1 million. Interest income recognized for the year ended December 31, 2013 was $450 thousand.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a general description of the risk ratings used:

Watch—Loans classified as watch loans may still be of high quality, but have an element of risk added to the credit such as declining payment history, deteriorating financial position of the borrower or a decrease in collateral value.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loan at December 31, 2015 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Loans held for sale	$26,570	$477	$19	$821	$-	$27,887

Commercial and industrial	366,479	8,094	1,253	7,218	-	383,044
Mortgage warehouse	59,071	-	-	-	-	59,071
Real estate:
Commercial real estate (including multi-family residential)	721,781	7,186	790	15,838	-	745,595
Commercial real estate construction and land development	152,380	1,846	-	420	-	154,646
1-4 family residential (including home equity)	200,262	2,385	390	2,163	-	205,200
Residential construction	93,848	-	-	-	-	93,848
Consumer and other	11,522	155	18	66	-	11,761
Total loans held for investment	1,605,343	19,666	2,451	25,705	-	1,653,165
Total loans	$1,631,913	$20,143	$2,470	$26,526	$-	$1,681,052

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan at December 31, 2014:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$235,006	$1,817	$291	$4,920	$-	$242,034
Mortgage warehouse	28,329	-	-	-	-	28,329
Real estate:
Commercial real estate (including multi-family residential)	408,117	9,365	-	12,504	-	429,986
Commercial real estate construction and land development	82,643	2,841	-	-	-	85,484
1-4 family residential (including home equity)	132,979	1,677	83	388	-	135,127
Residential construction	71,025	-	1,200	177	-	72,402
Consumer and other	8,636	35	-	21	-	8,692
Total loans held for investment	$966,735	$15,735	$1,574	$18,010	$-	$1,002,054

Allowance for Loan Losses

At December 31, 2015, the allowance for loan losses totaled $13.1 million, or 0.78% of total loans. At December 31, 2014, the allowance aggregated $8.2 million or 0.82% of total loans.

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2014	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	2,193	-	2,115	625	464	321	74	5,792

Charge-offs	(935)	-	-	-	(40)	-	(65)	(1,040)
Recoveries	52	-	-	18	-	24	6	100
Net charge-offs	(883)	-	-	18	(40)	24	(59)	(940)

Balance December 31, 2015	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098

Allowance for loan losses:
Balance December 31, 2013	$2,729	$-	$2,175	$357	$558	$598	$238	$6,655
Provision for loan losses	140	-	1,624	221	450	(123)	(162)	2,150

Charge-offs	(567)	-	-	-	-	-	(40)	(607)
Recoveries	32	-	-	-	-	-	16	48
Net charge-offs	(535)	-	-	-	-	-	(24)	(559)

Balance December 31, 2014	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246

Allowance for loan losses:
Balance December 31, 2012	$2,713	$-	$2,127	$222	$608	$560	$309	$6,539
Provision for loan losses	352	-	48	135	(278)	37	(54)	240

Charge-offs	(369)	-	-	-	-	-	(19)	(388)
Recoveries	33	-	-	-	228	1	2	264
Net charge-offs	(336)	-	-	-	228	1	(17)	(124)

Balance December 31, 2013	$2,729	$-	$2,175	$357	$558	$598	$238	$6,655

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31, 2015, 2014 and 2013:

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of December 31, 2015 and 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
December 31, 2015
Individually evaluated for impairment	$670	$-	$180	$-	$-	$-	$9	$859
Collectively evaluated for impairment	2,974	-	5,734	1,221	1,432	820	58	12,239
Total allowance for loan losses	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098

December 31, 2014
Individually evaluated for impairment	$501	$-	$10	$-	$-	$-	$1	$512
Collectively evaluated for impairment	1,833	-	3,789	578	1,008	475	51	7,734
Total allowance for loan losses	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of December 31, 2015 and 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
December 31, 2015
Individually evaluated for impairment	$5,415	$-	$5,846	$-	$239	$-	$101	$11,601
Collectively evaluated for impairment	377,629	59,071	739,749	154,646	204,961	93,848	11,660	1,641,564
Total loans evaluated for impairment	$383,044	$59,071	$745,595	$154,646	$205,200	$93,848	$11,761	$1,653,165

December 31, 2014
Individually evaluated for impairment	$2,801	$-	$3,074	$-	$-	$-	$4	$5,879
Collectively evaluated for impairment	239,233	28,329	426,912	85,484	135,127	72,402	8,688	996,175
Total loans evaluated for impairment	$242,034	$28,329	$429,986	$85,484	$135,127	$72,402	$8,692	$1,002,054

Troubled Debt Restructurings

As of December 31, 2015 and 2014, the Company had a recorded investment in troubled debt restructurings of $3.1 million and $1.7 million, respectively. The Company allocated $681 thousand and $205 thousand of specific reserves for these loans at December 31, 2015 and 2014, respectively, and did not commit to lend additional amounts on these loans.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2015, 2014 and 2013:

	As of December 31,
	2015			2014			2013
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	6	$2,959	$2,959	-	$-	$-	3	$2,106	$2,106
Mortgage warehouse
Real estate:
Commercial real estate (including multi-family residential)	1	63	63	1	161	161	-	-	-
Commercial real estate construction and land development	-	-	-	-	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-	-	-	-
Consumer and other	2	20	20	-	-	-	-	-	-
Total	9	$3,042	$3,042	1	$161	$161	3	$2,106	$2,106

Troubled debt restructurings resulted in charge-offs of $45 thousand, $38 thousand and $19 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. During the year ended December 31, 2015, the Company added $3.0 million in new troubled debt restructurings, of which $2.2 million were still outstanding on December 31, 2015.

7. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the estimated exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price” in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

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

The following method to determine fair value of loans held for sale was adopted during the first quarter of 2015 as part of the F&M Bancshares transaction:

Loans Held For Sale-Loans held for sale are carried at the lower of aggregate cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale was determined using assets, adjusted for specific attributes of that loan or other observable market data. The Company classifies the fair value of loans held for sale as Level 3.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$148,431	$148,431	$-	$-	$148,431
Available for sale securities	165,097	-	165,097	-	165,097
Loans held for sale	27,887	-	-	27,887	27,887
Loans held for investment, net of allowance	1,640,067	-	-	1,641,862	1,641,862
Accrued interest receivable	6,518	-	1,780	4,738	6,518

Financial liabilities
Total deposits	$1,759,133	$-	$1,759,728	$-	$1,759,728
Accrued interest payable	124	-	124	-	124
Short-term borrowings	50,000	-	50,000	-	50,000
Subordinated debentures	9,089	-	9,089	-	9,089
Other borrowed funds	569	-	569	-	569

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$167,540	$167,540	$-	$-	$167,540
Available for sale securities	84,962	-	84,962	-	84,962
Loans held for investment, net of allowance	993,808	-	-	998,575	998,575
Accrued interest receivable	3,285	-	473	2,812	3,285

Financial liabilities
Total deposits	$1,133,684	$-	$1,133,684	$-	$1,133,684
Accrued interest payable	43	-	43	-	43
Other borrowed funds	10,069	-	10,069	-	10,069

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities and for estimating fair value for financial instruments not recorded at fair value:

Cash and Cash Equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

Available for Sale Securities—Fair values for investment securities are based upon quoted market prices, if available, and are considered Level 1 inputs. For all other available for sale securities, if quoted prices are not available, fair values are measured based on market prices for similar securities and are considered Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Available for sale securities are recorded at fair value on a recurring basis.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Investment—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which reprice infrequently are estimated by discounting future cash flows based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank Stock—The fair value of FHLB stock is estimated to be equal to its carrying amount as it is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Deposits—The fair value of demand deposits (e.g., interest and noninterest checking, savings and certain types of money market deposits) is the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flows calculation that applies interest rates currently offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings—The carrying amounts of short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Subordinated Debentures—The fair value of subordinated debentures is estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.

Other Borrowed Funds—The fair value of the Company’s other borrowed funds are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.

Accrued Interest—The carrying amounts of accrued interest approximate their fair values resulting in a Level 2 or 3 classification.

Off-balance sheet instruments—The fair values of off-balance sheet commitments to extend credit and standby letters of credit financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,086	$-	$9,086
Municipal securities	-	126,349	-	126,349
Agency mortgage-backed pass-through securities	-	29,662	-	29,662
Agency collateralized mortgage obligations	-	-	-	-
	$-	$165,097	$-	$165,097

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$14,477	$-	$14,477
Municipal securities	-	35,481	-	35,481
Agency mortgage-backed pass-through securities	-	32,475	-	32,475
Agency collateralized mortgage obligations	-	2,529	-	2,529
	$-	$84,962	$-	$84,962

There were no liabilities measured at fair value on a recurring basis as of December 31, 2015 or 2014. There were no transfers between levels during 2015 or 2014.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$903
Commercial real estate (including multi-family residential)	-	-	966
Consumer and other	-	-	10
	$-	$-	$1,879

	As of December 31, 2014
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$1,301
Commercial real estate (including multi-family residential)	-	-	170
Consumer and other	-	-	3
	$-	$-	$1,474

Historically, we measure fair value for certain loans and other real estate owned on a nonrecurring basis as described below.

Other real estate owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans. Other real estate owned is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance. Subsequent declines in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The fair value of other real estate owned is determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The Company did not have any other real estate owned at December 31, 2015 and 2014.

Impaired Loans with Specific Allocation of Allowance

Impaired loans are those loans the Company has measured at fair value, generally based on the fair value of the loan’s collateral. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Fair value is generally determined based on appraisals of the properties which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral, or discounted cash flows based upon the expected proceeds. Estimated selling and closing costs range from 5% to 10% of the value of the underlying collateral.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015 and 2014, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At December 31, 2015, the total reported fair value of impaired loans of $1.9 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.7 million that was reduced by specific allowance allocations totaling $859 thousand. At December 31, 2014, the total reported fair value of impaired loans of $1.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.0 million that was reduced by specific allowance allocations totaling $512 thousand.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$4,703	$2,203
Buildings	7,994	3,558
Leasehold improvements	4,963	4,349
Furniture, fixtures and equipment	7,302	5,350
Construction in progress	-	82
Total	24,962	15,542
Less: accumulated depreciation	6,491	4,573
Premises and equipment, net	$18,471	$10,969

Depreciation expense was $1.6 million, $1.1 million and $813 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

9. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) Insurance limit of $250 thousand at December 31, 2015 and December 31, 2014 were $164.7 million and $140.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$429,399
After one but within two years	83,122
After two but within three years	66,814
After three but within four years	15,084
After four but within five years	15,263
Total	$609,682

The Company has $56.5 million and $50.6 million of brokered deposits; and there are no major concentrations of deposits with any one depositor at December 31, 2015 and 2014, respectively. Included in these amounts are reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network of $55.5 million and $49.5 million, at December 31, 2015 and 2014, respectively.

Related party deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $12.0 million and $7.1 million, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BORROWINGS

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2015, the Company had a total borrowing capacity of $677.3 million, of which $599.3 million was available and $78.0 million was outstanding. Short-term FHLB advances of $50.0 million were outstanding at December 31, 2015, at a weighted average rate of 0.31%. Letters of credit were $28.0 million at December 31, 2015, of which $500 thousand expired in January 2016, $2.5 million will expire in August 2016 and $25.0 million will expire in October 2016.

In 2015, the Company borrowed an additional $18.0 million on a borrowing agreement with another financial institution in addition to the $10.1 million indebtedness incurred in 2014. The borrowing matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the borrowed funds in 2014 to pay off a previous borrowing with another financial institution entered into during 2013 in conjunction with the purchase of Independence Bank. In October 2015, the Company paid down $27.5 million of the borrowing agreement with a portion of the proceeds from the initial public offering. The note agreement requires the Company to meet certain restrictive covenants. At December 31, 2015, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.25%, at December 31, 2015, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2016	$-
2017	-
2018	-
2019	-
2020 and thereafter	569
Total	$569

11. SUBORDINATED DEBENTURES

On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.1 million at December 31, 2015. At acquisition, the Company rewarded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At December 31, 2015, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at December 31, 2015 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)

Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

_____________

(1)	The 3-month LIBOR in effect as of December 31, 2015 was 0.5393%.
(2)	All debentures are currently callable.

12. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current	$8,221	$4,551	$4,002
Deferred	(446)	277	(149)
Total	$7,775	$4,828	$3,853

Effective tax rates differ from the amount computed by applying the federal income tax statutory rate to income before income taxes due to the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Taxes calculated at statutory rate	$8,247	$4,685	$3,635
Increase (decrease) resulting from:
Qualified stock options	393	180	63
Merger related expenses	-	192	124
Tax exempt income	(890)	(154)	(21)
Other, net	25	(75)	52
Total	$7,775	$4,828	$3,853

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$5,252	$3,460
Deferred compensation	210	170
Total deferred tax assets	5,462	3,630

Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(1,713)	(676)
Net unrealized gain on available for sale securities	(1,086)	(283)
Premises and equipment basis difference	(798)	(294)
Total deferred tax liabilities	(3,597)	(1,253)
Net deferred tax assets	$1,865	$2,377

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the year ended December 31, 2015, income tax expense was $7.8 million compared with $4.8 million for the year ended December 31, 2014 and $3.9 million for the year ended December 31, 2013. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the year ended December 31, 2015 was 33.0% compared to 34.9% for the year ended December 31, 2014 and 36.0% for the year ended December 31, 2013. The effective tax rate decreased for the year ended 2015 compared to the same period in 2014 and 2013 due to the increase in tax free income from the purchase of additional municipal securities and bank owned life insurance during 2015.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2015, 2014 and 2013. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2012.

13. STOCK BASED COMPENSATION

During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) covering certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $1.4 million, $731 thousand and $375 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Option Plan

Options to purchase a total of 1,134,081 shares of Company stock have been granted as of December 31, 2015. Under the plan; options are exercisable up to 10 years from the date of the grant, unless otherwise provided by the Board of Directors and are fully vested 4 years after the date of grant.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes pricing model utilizes certain assumptions noted in the table below. Given minimal trading in the Company’s stock, it is not practicable for the Company to estimate volatility of its share price; therefore, the Company uses the volatility of an appropriate industry index (the NASDAQ Community Bank Index) as an input in the valuation model. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding and takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2015	2014	2013
Risk-free interest rate	1.99%	2.70%	2.35%
Expected term	10.00	10.00	10.00
Expected stock price volatility	18.06%	17.72%	17.20%
Dividend yield	-	-	-

A summary of the activity in the stock option plan during the years ended December 31, 2015 and 2014 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2014	491	$13.29	6.23	$3,291
Options granted	239	20.33
Options exercised	(28)	14.50
Options forfeited	(8)	19.07
Options outstanding, December 31, 2014	694	15.60	6.57	$4,437
Options granted	299	22.09
Options exercised	-	N/A
Options forfeited	(24)	22.00
Options outstanding, December 31, 2015	969	$17.45	6.62	$6,006
Options vested and exercisable, December 31, 2015	481	$13.60	4.46	$4,832

The Company expects all outstanding options at December 31, 2015 to vest.

Information related to the stock option plan during each year is as follows:

	2015	2014	2013
	(In thousands)
Intrinsic value of options exercised	$-	$202	$27
Cash received from option exercises	2	407	53
Weighted average fair value of options granted	$6.78	$6.79	$6.25

As of December 31, 2015, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.37 years.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Award Plan

The Company has issued 60,955 restricted stock awards under the plan as of December 31, 2015. During 2014, the Company issued 8,385 shares of restricted stock with a grant date fair value of $20.34 per share. During 2015, the Company awarded 3,983 shares of restricted stock with a grant date fair value of $22.00. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2015 and 2014 including changes during the years then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2014	29	$16.64
Share awards granted	8	20.34
Share awards vested	(10)	16.75
Unvested share awards forfeited	-	-
Nonvested share awards outstanding, December 31, 2014	27	18.23
Share awards granted	4	22.00
Share awards vested	(13)	17.34
Unvested share awards forfeited	-	-
Nonvested share awards outstanding, December 31, 2015	18	$19.68

At December 31, 2015, there was $227 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a remaining period of 2 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2015, 2014 and 2013 was approximately $220 thousand, $200 thousand and $109 thousand, respectively.

14. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2015, 2014 and 2013 was $551 thousand, $303 thousand and $212 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $1.2 million, $823 thousand and $583 thousand for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of the Company’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan (“ESPP Plan”). The ESPP Plan was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of the Company in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows the employees to purchase shares at a discount and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $96 thousand for the year ended December 31, 2015.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above does not necessarily represent future cash funding requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. The amount and type of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Standby Letters of Credit

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has the rights to the underlying collateral. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31,
	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$252,662	$222,198	$178,803	$214,195
Standby letters of credit	9,456	-	4,006	-
Total	$262,118	$222,198	$182,809	$214,195

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2015, the fixed rate loan commitments have interest rates ranging from 1.60% to 9.00% with a weighted average maturity and rate of 2.28 years and 5.10%, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2015 (dollars in thousands):

2016	$2,379
2017	2,412
2018	1,891
2019	1,228
2020	1,142
Thereafter	2,725
$11,777

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment. Rent expense under all noncancelable operating lease obligations aggregated approximately $2.6 million, $2.0 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes as of December 31, 2015 and 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year end 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)	$237,178	12.92%	$146,811	8.00%	N/A	N/A
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	214,991	11.72%	82,581	4.50%	N/A	N/A
Tier I Capital
(to Risk Weighted Assets)	224,080	12.21%	110,109	6.00%	N/A	N/A
Tier I Capital
(to Average Tangible Assets)	224,080	11.02%	81,315	4.00%	N/A	N/A

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)	$126,584	12.80%	$79,127	8.00%	N/A	N/A
Tier I Capital
(to Risk Weighted Assets)	118,338	11.96%	39,564	4.00%	N/A	N/A
Tier I Capital
(to Average Tangible Assets)	118,338	9.55%	49,549	4.00%	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)	$219,487	11.96%	$146,779	8.00%	$183,474	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	206,389	11.25%	82,563	4.50%	119,258	6.50%
Tier I Capital
(to Risk Weighted Assets)	206,389	11.25%	110,084	6.00%	146,779	8.00%
Tier I Capital
(to Average Tangible Assets)	206,389	10.16%	81,291	4.00%	101,614	5.00%

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)	$124,472	12.59%	$79,066	8.00%	$98,833	10.00%
Tier I Capital
(to Risk Weighted Assets)	116,226	11.76%	39,533	4.00%	59,300	6.00%
Tier I Capital
(to Average Tangible Assets)	116,226	9.38%	49,549	4.00%	61,936	5.00%

Dividend Restrictions

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares are considered outstanding at the date of grant, accounted for as participating securities, and are included in basic and diluted weighted average common shares outstanding.

	Year Ended December 31,
	2015		2014		2013
	(Amounts in thousands, except per share data)
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

Net income attributable to common stockholders	$15,227		$9,005		$6,839
Basic:
Weighted average common shares outstanding	10,470	$1.45	6,978	$1.29	5,450	$1.25

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	184		164		171
Total	10,654	$1.43	7,142	$1.26	5,621	$1.22

Stock options for 39 thousand shares of common stock issued at $22.00 per share and 42 thousand share of common stock issued at $20.00 per share were not considered in computing diluted earnings per common share for 2014 and 2013, respectively, because they were antidilutive. All stock options as of December 31, 2015 were dilutive and considered in computing diluted earnings per share.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$18,562	$11,769
Investment in subsidiary	250,228	129,667
Other assets	64	760
TOTAL	$268,854	$142,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$569	$10,069
Subordinated debentures	9,089	-
Accrued interest payable and other liabilities	706	349
Total liabilities	10,364	10,418

STOCKHOLDERS’ EQUITY:
Common stock	12,815	7,477
Capital surplus	209,285	104,568
Retained earnings	34,411	19,184
Accumulated other comprehensive income	2,017	549
Less: treasury stock, at cost, 1,711 shares	(38)	-
Total stockholders’ equity	258,490	131,778
TOTAL	$268,854	$142,196

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
OPERATING INCOME:
Other income	$16	$-	$-
Total income	16	-	-
OPERATING EXPENSE:
Interest expense on borrowed funds	707	229	15
Other expenses	771	810	409
Total operating expense	1,478	1,039	424

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,462)	(1,039)	(424)
INCOME TAX BENEFIT	500	353	18

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(962)	(686)	(406)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	16,748	9,691	7,245
NET INCOME	$15,786	$9,005	$6,839
Preferred stock dividends	559	-	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,227	$9,005	$6,839

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,786	$9,005	$6,839
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(16,748)	(9,691)	(7,245)
Net amortization of discount on subordinated debentures	218	-	-
Decrease (increase) in other assets	220	28	(555)
Decrease (increase) in accrued interest payable and other liabilities	(462)	(441)	578
Net cash used in operating activities	(986)	(1,099)	(383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	818	-	-
Capital investment in bank subsidiary	(12,000)	(9,000)	(38,979)
Net cash used in investing activities	(11,182)	(9,000)	(38,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	133	11,088	35,738
Proceeds from initial public offering	57,138	-	-
Stock based compensation expense	1,351	-	-
Proceeds from long-term borrowings	18,000	15,069	5,000
Paydowns of long-term borrowings	(45,500)	(10,000)	-
Redemption of preferred stock	(11,550)	-	-
Preferred stock dividends	(559)	-	-
Repurchase of treasury stock	(52)	-	(54)
Other	-	-	(220)
Net cash provided by financing activities	18,961	16,157	40,464
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,793	6,058	1,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,769	5,711	4,609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,562	$11,769	$5,711

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net Income Attributable to	Earnings Per Share(1)
	Income	Income	Common Stockholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2015
First quarter	$20,819	$18,770	$3,345	$0.34	$0.33
Second quarter	21,850	19,734	3,623	0.37	0.36
Third quarter	22,645	20,407	4,047	0.41	0.40
Fourth quarter	23,492	21,255	4,212	0.34	0.33

2014
First quarter	$11,940	$10,611	$2,353	$0.34	$0.33
Second quarter	12,860	11,489	2,331	0.33	0.33
Third quarter	13,553	12,144	2,021	0.29	0.28
Fourth quarter	14,052	12,590	2,300	0.33	0.32

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

20. SUBSEQUENT EVENTS

On January 31, 2016, the Bank completed the sale of its two Central Texas banking locations, that were acquired as part of the F&M Bancshares acquisition, to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assume certain liabilities associated with the Mart banking location at 714 Texas Avenue in Mart, Texas and the Rosebud banking location at 339 Main Street in Rosebud, Texas. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.4 million on the sale of these branches.

