Form 10-Q
period 2016-03-31
Allegiance Bancshares, Inc.
filed 2016-05-10
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 5, 2016, there were 12,852,752 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

MARCH 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$103,190	$63,380
Interest-bearing deposits at other financial institutions	80,100	85,051
Total cash and cash equivalents	183,290	148,431

Available for sale securities, at fair value	215,401	165,097

Loans held for sale	-	27,887
Loans held for investment	1,717,448	1,653,165
Less: allowance for loan losses	(13,757)	(13,098)
Loans, net	1,703,691	1,667,954

Accrued interest receivable	6,417	6,518
Premises and equipment, net	18,121	18,471
Other real estate owned	1,397	-
Federal Home Loan Bank stock	8,723	2,569
Branch assets held for sale	-	1,398
Bank owned life insurance	21,377	21,211
Goodwill	39,389	39,389
Core deposit intangibles, net	4,641	5,230
Other assets	8,260	8,311
TOTAL ASSETS	$2,210,707	$2,084,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$684,245	$620,320
Interest-bearing
Demand	101,191	97,826
Money market and savings	433,231	431,305
Certificates and other time	623,987	609,682
Total interest-bearing deposits	1,158,409	1,138,813
Total deposits	1,842,654	1,759,133

Accrued interest payable	166	124
Short-term borrowings	85,000	50,000
Other borrowed funds	569	569
Subordinated debentures	9,115	9,089
Other liabilities	6,910	7,174
Total liabilities	1,944,414	1,826,089

COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outsanding of Series A or Series B, each has a $1,000 liquidation value	-	-
Common stock, $1 par value; 40,000,000 shares authorized; 12,844,752 shares issued and outstanding at March 31, 2016 and 12,814,696 shares issued and 12,812,985 shares outstanding at December 31, 2015	12,845	12,815
Capital surplus	209,883	209,285
Retained earnings	40,766	34,411
Accumulated other comprehensive income	2,799	2,017
Less: Treasury stock, at cost, 1,711 shares at December 31, 2015.There were no treasury shares oustanding at March 31, 2016.	-	(38)
Total stockholders’ equity	266,293	258,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,210,707	$2,084,579

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$22,228	$20,306
Securities:
Taxable	270	296
Tax-exempt	811	143
Deposits in other financial institutions	142	74
Total interest income	23,451	20,819

INTEREST EXPENSE:
Demand, money market and savings deposits	544	513
Certificates and other time deposits	1,560	1,143
Short-term borrowings	139	-
Subordinated debentures	117	163
Other borrowed funds	7	230
Total interest expense	2,367	2,049

NET INTEREST INCOME	21,084	18,770
Provision for loan losses	710	683
Net interest income after provision for loan losses	20,374	18,087

NONINTEREST INCOME:
Nonsufficient funds fees	163	165
Service charges on deposit accounts	145	175
Gain on sale of branch assets	2,050	-
Loss on sale of other real estate	-	(6)
Bank owned life insurance income	166	92
Other	780	440
Total noninterest income	3,304	866

NONINTEREST EXPENSE:
Salaries and employee benefits	9,273	8,942
Net occupancy and equipment	1,232	1,084
Depreciation	417	367
Data processing and software amortization	653	626
Professional fees	534	480
Regulatory assessments and FDIC insurance	345	374
Core deposit intangibles amortization	199	208
Communications	280	334
Advertising	201	138
Other	1,119	1,033
Total noninterest expense	14,253	13,586

INCOME BEFORE INCOME TAXES	9,425	5,367
Provision for income taxes	3,070	1,896
NET INCOME	6,355	3,471
Preferred stock dividends	-	126
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,355	$3,345

EARNINGS PER COMMON SHARE:
Basic	$0.49	$0.34
Diluted	$0.49	$0.33

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$6,355	$3,471
Other comprehensive income, before tax:
Unrealized gain on securities:
Change in unrealized holding gains on available for sale securities during the period	1,203	757
Reclassification of amount realized through the sale of securities	-	-
Total other comprehensive income	1,203	757
Deferred tax expense related to other comprehensive income	(421)	(272)
Other comprehensive income, net of tax	782	485
Comprehensive income	$7,137	$3,956

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
							Other		Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2015	-	$-	7,477,309	$7,477	$104,568	$19,184	$549	$-	$131,778
Net income						3,471			3,471
Other comprehensive income							485		485
Common stock issued in connection with the exercise of stock options and restricted stock awards			2,787	3	(3)				-
Issuance of common stock			5,500	5	103				108
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Preferred stock dividends						(126)			(126)
Stock based compensation expense					311				311
BALANCE AT MARCH 31, 2015	11,550	11,550	9,824,116	9,824	154,087	22,529	1,034	-	199,024

BALANCE AT JANUARY 1, 2016	-	$-	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income						6,355			6,355
Other comprehensive income							782		782
Common stock issued in connection with the exercise of stock options and restricted stock awards			30,056	30	244				274
Repurchase of treasury stock								38	38
Stock based compensation expense					354				354
BALANCE AT MARCH 31, 2016	-	$-	12,844,752	$12,845	$209,883	$40,766	$2,799	$-	$266,293

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,355	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	616	575
Provision for loan losses	710	683
Net amortization (accretion) of premium on investments	534	(104)
Bank owned life insurance	(166)	(92)
Net accretion of discount on loans	(553)	(1,216)
Net amortization of discount on subordinated debentures	26	82
Net amortization of discount on certificates of deposit	(733)	(257)
Net gain on sale of branch assets	(2,050)	-
Stock based compensation expense	354	311
(Increase) decrease in accrued interest receivable and other assets	(5,880)	127
Increase (decrease) in accrued interest payable and other liabilities	43	(1,326)
Net cash (used in) provided by operating activities	(744)	2,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,024,262	469,829
Proceeds from sales of available for sale securities	-	14,748
Purchase of available for sale securities	(1,073,897)	(480,942)
Net change in total loans	(55,382)	(36,814)
Purchase of bank premises and equipment	(81)	(748)
Purchase of bank owned life insurance	-	(10,000)
Net cash paid for the sale of branch assets	(5,250)	-
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	-	106,486
Net cash (used in) provided by investing activities	(110,348)	62,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	70,453	(4,700)
Net increase in interest-bearing deposits	40,186	24,924
Paydowns of long-term borrowings	-	(18,000)
Proceeds from long-term borrowings	-	18,000
Proceeds from short-term borrowings	35,000	-
Preferred stock dividends	-	(126)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	274	107
Repurchase of treasury stock	38	-
Net cash provided by financing activities	145,951	20,205

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,859	85,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,431	167,540
CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,290	$252,558

NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$-	$33,409
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	-	1,662

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$1,100
Interest paid	2,228	1,732

See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, a Texas state bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 16 offices in Houston, Texas and the surrounding region. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Furthermore, the acquisition of F&M Bancshares, Inc. during the first quarter of 2015 may impact the comparability of year to date 2016 versus year to date 2015 comparable information.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2016, the Company adopted ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Newly Issued But Not Yet Effective Accounting Standards

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is currently effective for the Company beginning on January 1, 2018 with retrospective application to each prior reporting period presented. The Company is still evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.

ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016-10 on the Company’s financial statements.

2. ACQUISITIONS

2015 Acquisition

Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas: one in Rosebud, Texas and one in Mart, Texas. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to its existing banking locations. The Company acquired F&M Bancshares to further expand its Houston, Texas area market. During the first quarter of 2016, Allegiance completed the sale of the two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.3 million on the sale of these branches.

Pursuant to the merger agreement, the Company issued 2,338,520 shares of Company common stock for all outstanding shares of F&M Bancshares capital stock and paid $642 thousand in cash for any fractional and out of state shares held by F&M Bancshares shareholders. The Company recognized initial goodwill of $28.2 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. F&M Bancshares results of operations were included in the Company’s results beginning January 1, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Subsequent to the acquisition, the Company paid off the $18.0 million of borrowed funds from F&M Bancshares shareholders by drawing on its borrowing facility with another financial institution. Additionally, the securities acquired from F&M Bancshares were sold subsequent to the acquisition with no income statement impact.

On July 15, 2015, the Company redeemed all of the outstanding shares of Series A and Series B preferred stock for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to but excluding the redemption date). The Company issued the shares of Series A and Series B preferred stock in connection with the F&M Bancshares acquisition, which had preferred stock pursuant to the U.S. Treasury’s Troubled Asset Relief Program.

The Company incurred approximately $941 thousand of pre-tax merger related expenses during the year ended December 31, 2015. The merger expenses are reflected on the Company’s income statement for the applicable period and are reported primarily in the categories of salaries and benefits and professional fees.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of January 1, 2015	$11,144	$1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	-	(830)
Balance as of December 31, 2015	39,389	5,230
Sale of branch assets	-	(390)
Amortization	-	(199)
Balance as of March 31, 2016	$39,389	$4,641

Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2016, there were no impairments recorded on goodwill and other intangibles. During the first quarter of 2016, the Bank completed the sale of the two Central Texas branch locations acquired from F&M Bancshares in 2015 and wrote-down the core deposit intangibles related to those locations.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2016 is as follows (dollars in thousands):

Remaining 2016	$586
2017	781
2018	781
2019	781
2020	744
Thereafter	968
Total	$4,641

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,691	$552	$-	$9,243
Municipal securities	151,127	3,408	(28)	154,507
Agency mortgage-backed pass-through securities	28,072	506	(148)	28,430
Other securities	23,205	17	(1)	23,221
Total	$211,095	$4,483	$(177)	$215,401

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

The amortized cost and fair value of investment securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,170	$6,187
Due after one year through five years	41,139	41,422
Due after five years through ten years	50,595	51,950
Due after ten years	85,119	87,412
Subtotal	183,023	186,971
Agency mortgage-backed pass through securities	28,072	28,430
Total	$211,095	$215,401

As of March 31, 2016, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it more likely than not will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	6,543	(26)	184	(2)	6,727	(28)
Agency mortgage-backed pass-through securities	2,816	(13)	8,971	(135)	11,787	(148)
Other securities	7,394	(1)	-	-	7,394	(1)
Total	$16,753	$(40)	$9,155	$(137)	$25,908	$(177)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	6,867	(30)	298	(5)	7,165	(35)
Agency mortgage-backed pass-through securities	4,952	(36)	9,519	(210)	14,471	(246)
Total	$11,819	$(66)	$9,817	$(215)	$21,636	$(281)

During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares acquisition, resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. No securities were sold during the three months ended March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated stockholders’ equity at such respective dates.

The carrying value of pledged securities was $4.9 million at March 31, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution. The Company did not have pledged securities at December 31, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Loans held for sale (1)	$-	$27,887

Commercial and industrial	372,056	383,044
Mortgage warehouse	86,157	59,071
Real estate:
Commercial real estate (including multi-family residential)	770,252	745,595
Commercial real estate construction and land development	167,810	154,646
1-4 family residential (including home equity)	209,704	205,200
Residential construction	100,611	93,848
Consumer and other	10,858	11,761
Total loans held for investment	1,717,448	1,653,165
Total loans	1,717,448	1,681,052
Allowance for loan losses	(13,757)	(13,098)
Loans, net	$1,703,691	$1,667,954

(1)	Consisted of loans at two former F&M Bancshares locations acquired in 2015 and sold during the first quarter of 2016. At December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale were carried at lower of aggregate cost or fair value.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	March 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,392	$-	$1,392	$2,700	$367,964	$372,056
Mortgage warehouse	-	-	-	-	86,157	86,157
Real estate:
Commercial real estate (including multi-family residential)	44	-	44	3,293	766,915	770,252
Commercial real estate construction and land development	83	-	83	-	167,727	167,810
1-4 family residential (including home equity)	115	-	115	934	208,655	209,704
Residential construction	500	-	500	-	100,111	100,611
Consumer and other	6	-	6	52	10,800	10,858
Total loans	$2,140	$-	$2,140	$6,979	$1,708,329	$1,717,448

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days (3)	90 or More Days	Total Past Due Loans	Nonaccrual Loans (4)	Current Loans	Total Loans
	(Dollars in thousands)
Loans held for sale	$539	$-	$539	$209	$27,139	$27,887

Commercial and industrial	1,474	-	1,474	2,664	378,906	383,044
Mortgage warehouse	-	-	-	-	59,071	59,071
Real estate:
Commercial real estate (including multi-family residential)	1,866	-	1,866	2,006	741,723	745,595
Commercial real estate construction and land development	77	-	77	-	154,569	154,646
1-4 family residential (including home equity)	1,904	-	1,904	239	203,057	205,200
Residential construction	-	-	-	-	93,848	93,848
Consumer and other	36	-	36	66	11,659	11,761
Total loans held for investment	5,357	-	5,357	4,975	1,642,833	1,653,165
Total loans	$5,896	$-	$5,896	$5,184	$1,669,972	$1,681,052

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables. The average recorded investment presented in the table below is reported on a year to date basis.

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,988	$2,362	$-	$2,082	$29
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	8,588	8,674	-	8,957	58
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	934	934	-	939	10
Residential construction	-	-	-	-	-
Consumer and other	29	29	-	30	1
Total	11,539	11,999	-	12,008	98

With an allowance recorded:
Commercial and industrial	2,006	2,006	1,015	2,035	26
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	-	-
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer and other	23	23	15	25	1
Total	2,029	2,029	1,030	2,060	27

Total:
Commercial and industrial	3,994	4,368	1,015	4,117	55
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	8,588	8,674	-	8,957	58
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	934	934	-	939	10
Residential construction	-	-	-	-	-
Consumer and other	52	52	15	55	2
	$13,568	$14,028	$1,030	$14,068	$125

The total average recorded investment of impaired loans for the three months ended March 31, 2015 was $8.1 million. Total interest income recognized for the three months ended March 31, 2015 on impaired loans was $96 thousand.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Credit Quality Indicators

The company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including factors such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans by credit risk. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk ratings to be used as credit quality indicators.

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

Substandard—Loans classified as substandard have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, impaired or declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. These classified loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loan at March 31, 2016 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$352,300	$2,178	$9,585	$7,993	$-	$372,056
Mortgage warehouse	86,157	-	-	-	-	86,157
Real estate:
Commercial real estate (including multi-family residential)	736,398	7,615	4,337	21,902	-	770,252
Commercial real estate construction and land development	164,005	1,910	-	1,895	-	167,810
1-4 family residential (including home equity)	204,480	303	2,143	2,778	-	209,704
Residential construction	99,313	1,298	-	-	-	100,611
Consumer and other	10,654	62	5	137	-	10,858
Total loans	$1,653,307	$13,366	$16,070	$34,705	$-	$1,717,448

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following table presents the risk category of loans by class of loan at December 31, 2015:

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

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31, 2016 and March 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance January 1, 2016	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	379	-	77	131	42	69	12	710

Charge-offs	(1)	-	(86)	-	-	-	(10)	(97)
Recoveries	35	-	-	-	10	-	1	46
Net charge-offs	34	-	(86)	-	10	-	(9)	(51)

Balance March 31, 2016	$4,057	$-	$5,905	$1,352	$1,484	$889	$70	$13,757

Allowance for loan losses:
Balance January 1, 2015	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	620	-	(248)	68	122	102	19	683

Charge-offs	(12)	-	-	-	-	-	(16)	(28)
Recoveries	18	-	-	-	-	19	2	39
Net charge-offs	6	-	-	-	-	19	(14)	11

Balance March 31, 2015	$2,960	$-	$3,551	$646	$1,130	$596	$57	$8,940

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of March 31, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
March 31, 2016
Individually evaluated for impairment	$1,015	$-	$-	$-	$-	$-	$15	$1,030
Collectively evaluated for impairment	3,042	-	5,905	1,352	1,484	889	55	12,727
Total allowance for loan losses	$4,057	$-	$5,905	$1,352	$1,484	$889	$70	$13,757

December 31, 2015
Individually evaluated for impairment	$670	$-	$180	$-	$-	$-	$9	$859
Collectively evaluated for impairment	2,974	-	5,734	1,221	1,432	820	58	12,239
Total allowance for loan losses	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of March 31, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2016
Individually evaluated for impairment	$3,994	$-	$8,588	$-	$934	$-	$52	$13,568
Collectively evaluated for impairment	368,062	86,157	761,664	167,810	208,770	100,611	10,806	1,703,880
Total loans evaluated for impairment	$372,056	$86,157	$770,252	$167,810	$209,704	$100,611	$10,858	$1,717,448

December 31, 2015
Individually evaluated for impairment	$5,415	$-	$5,846	$-	$239	$-	$101	$11,601
Collectively evaluated for impairment	377,629	59,071	739,749	154,646	204,961	93,848	11,660	1,641,564
Total loans evaluated for impairment	$383,044	$59,071	$745,595	$154,646	$205,200	$93,848	$11,761	$1,653,165

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Troubled Debt Restructurings

Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2016 and March 31, 2015:

	As of March 31,
	2016			2015
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	4	$873	$873	2	$1,999	$1,999
Mortgage warehouse
Real estate:
Commercial real estate (including multi-family residential)	4	5,254	5,254	-	-	-
Commercial real estate construction and land development	-	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-
Consumer and other	1	7	7	-	-	-
Total	9	$6,134	$6,134	2	$1,999	$1,999

As of March 31, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings of $9.1 million and $3.1 million, respectively. The Company allocated $1.0 million and $681 thousand of specific reserves for troubled debt restructurings at March 31, 2016 and December 31, 2015, respectively, and did not commit to lend additional amounts on these loans. As of March 31, 2016 and March 31, 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2016 and March 31, 2015, respectively. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”, in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$183,290	$183,290	$-	$-	$183,290
Available for sale securities	215,401	-	215,401	-	215,401
Loans held for investment, net of allowance	1,703,691	-	-	1,709,286	1,709,286
Accrued interest receivable	6,417	-	1,365	5,052	6,417

Financial liabilities
Total deposits	$1,842,654	$-	$1,844,741	-	$1,844,741
Accrued interest payable	166	-	166	-	166
Short-term borrowings	85,000	-	85,000	-	85,000
Other borrowed funds	569	-	569	-	569
Subordinated debentures	9,115	-	9,115	-	9,115

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$148,431	$148,431	$-	$-	$148,431
Available for sale securities	165,097	-	165,097	-	165,097
Loans held for sale	27,887	-	-	27,887	27,887
Loans held for investment, net of allowance	1,640,067	-	-	1,641,862	1,641,862
Accrued interest receivable	6,518	-	1,780	4,738	6,518

Financial liabilities
Total deposits	$1,759,133	$-	$1,759,728	$-	$1,759,728
Accrued interest payable	124	-	124	-	124
Short-term borrowings	50,000	-	50,000	-	50,000
Other borrowed funds	569	-	569	-	569
Subordinated debentures	9,089	-	9,089	-	9,089

The fair value estimates presented above are based on pertinent information available to management as of the dates indicated. The methods used to determine fair value are described in our audited financial statements which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,243	$-	$9,243
Municipal securities	-	154,507	-	154,507
Agency mortgage-backed pass-through securities	-	28,430	-	28,430
Agency collateralized mortgage obligations	-	23,221	-	23,221
	$-	$215,401	$-	$215,401

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,086	$-	$9,086
Municipal securities	-	126,349	-	126,349
Agency mortgage-backed pass-through securities	-	29,662	-	29,662
	$-	$165,097	$-	$165,097

There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015. There were no transfers between levels during the three months ended March 31, 2016 or March 31, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of March 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$991
Commercial real estate (including multi-family residential)	-	-	-
Consumer and other	-	-	8
Other real estate owned	-	-	1,397
	$-	$-	$2,396

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$903
Commercial real estate (including multi-family residential)	-	-	966
Consumer and other	-	-	10
	$-	$-	$1,879

Historically, we measure fair value for certain loans and other real estate owned on a nonrecurring basis.

Impaired Loans

During the three months ended March 31, 2016 and the year ended December 31, 2015, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At March 31, 2016, the total reported fair value of impaired loans of $999 thousand based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.0 million that was reduced by specific allowance allocations totaling $1.0 million. At December 31, 2015, the total reported fair value of impaired loans of $1.9 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.7 million that was reduced by specific allowance allocations totaling $859 thousand.

Other Real Estate Owned

At March 31, 2016, the balance of other real estate owned included $1.4 million of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. The Company did not have any other real estate owned at December 31, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

7. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation insurance limit of $250 thousand at March 31, 2016 and December 31, 2015 were $170.5 million and $164.7 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$430,598
After one but within two years	82,653
After two but within three years	82,503
After three but within four years	13,560
After four but within five years	14,673
Total	$623,987

8. BORROWINGS

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2016, the Company had a total borrowing capacity of $715.5 million, of which $600.0 million was available and $115.5 million was outstanding. Short-term FHLB advances of $85.0 million were outstanding at March 31, 2016, at a weighted average rate of 0.42%. Letters of credit were $30.5 million at March 31, 2016, of which $2.5 million will expire in August 2016, $25.0 million will expire in October 2016 and $3.0 million will expire in February 2017.

In 2015, the Company borrowed an additional $18.0 million under a revolving credit agreement with another financial institution. The borrowing under this revolving credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay amounts owed by F&M Bancshares under a previous borrowing agreement with another financial institution entered into during 2013 in conjunction with the purchase of Independence Bank. In October 2015, the Company paid down $27.5 million under this revolving credit agreement with a portion of the proceeds from the Company’s initial public offering. The revolving credit agreement requires the Company to meet certain restrictive covenants. At March 31, 2016, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.25%, at March 31, 2016, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

Remaining 2016	$-
2017	-
2018	-
2019	-
2020 and thereafter	569
Total	$569

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

9. SUBORDINATED DEBENTURES

On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at March 31, 2016 of $9.1 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2016, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)

Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 31, 2016 was 0.6317%.
(2)	All debentures are currently callable.

10. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of the Company’s pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2016, income tax expense was $3.1 million, compared with $1.9 million for the three months ended March 31, 2015. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the three months ended March 31, 2016 was 32.6% compared to 35.3% for the three months ended March 31, 2015. The effective tax rate decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to the increase in tax free income from the purchase of additional municipal securities.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company has not recorded any interest and penalties in the income statement for the three months ended March 31, 2016 and March 31, 2015. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2012.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

11. STOCK BASED COMPENSATION

During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) covering certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $354 thousand and $311 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively.

Stock Option Plan

Options to purchase a total of 1,162,981 shares of Company stock have been granted as of March 31, 2016. Under the stock option plan, options are exercisable up to 10 years from the date of the grant, unless otherwise provided by the Board of Directors, and are fully vested 4 years after the date of grant.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plan during the three months ended March 31, 2016 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2016	969	$17.45	6.62	$6,006
Options granted	29	18.55
Options exercised	-	N/A
Options forfeited	(17)	22.21
Options outstanding, March 31, 2016	981	$17.40	6.42	$949
Options vested and exercisable, March 31, 2016	576	$14.85	4.90	$2,028

Share Award Plan

During 2016, the Company issued 13,901 shares of restricted stock. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

A summary of the activity of the nonvested shares of restricted stock during the three months ended as of March 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2016	18	$19.68
Share awards granted	14	16.95
Share awards vested	(7)	19.06
Unvested share awards forfeited	-	-
Nonvested share awards outstanding, March 31, 2016	25	$18.28

12. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in the Company’s consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2016 are as follows:

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$300,950	$159,249	$252,662	$222,198
Standby letters of credit	8,459	-	9,456	-
Total	$309,409	$159,249	$262,118	$222,198

Commitments to make loans are generally made for periods of 120 days or less. As of March 31, 2016, the fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 1.77 years and 4.52%, respectively.

Litigation

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

13. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines include prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s financial statements. The Company is subject to the Basel III regulatory capital framework (the "Basel III Rules").The Basel III Rules became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers. Management believes as of March 31, 2016 and December 31, 2015 the Company and the Bank met all capital adequacy requirements to which they were then subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at March 31, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2016
Total Capital (to Risk Weighted Assets)	$244,192	12.76%	$153,080	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	221,320	11.57%	86,107	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	230,435	12.04%	114,810	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	230,435	10.92%	84,392	4.00%	N/A	N/A

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$237,178	12.92%	$146,811	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	214,991	11.72%	82,581	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	224,080	12.21%	110,109	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	224,080	11.02%	81,315	4.00%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2016
Total Capital (to Risk Weighted Assets)	$225,984	11.81%	$153,037	8.00%	$191,296	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	212,227	11.09%	86,083	4.50%	124,342	6.50%
Tier I Capital (to Risk Weighted Assets)	212,227	11.09%	114,778	6.00%	153,037	8.00%
Tier I Capital (to Average Tangible Assets)	212,227	10.06%	84,373	4.00%	105,466	5.00%

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$219,487	11.96%	$146,779	8.00%	$183,474	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	206,389	11.25%	82,563	4.50%	119,258	6.50%
Tier I Capital (to Risk Weighted Assets)	206,389	11.25%	110,084	6.00%	146,779	8.00%
Tier I Capital (to Average Tangible Assets)	206,389	10.16%	81,291	4.00%	101,614	5.00%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount
Net income attributable to common stockholders	$6,355		$3,345
Basic:
Weighted average common shares outstanding	12,840	$0.49	9,823	$0.34

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	127		176
Total	12,967	$0.49	9,999	$0.33

Stock options for 596 thousand shares and 253 thousand shares of common stock were not considered in computing diluted earnings per common share for March 31, 2016 and March 31, 2015, respectively, because they were antidilutive.

ITE M 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Super-community banking strategy. Our super-community banking strategy emphasizes community involvement by its directors, officers and employees, which allows us to be responsive in developing our products and services. Our approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels. Greater efficiency results from our focus on serving a select, but significant, portion of the overall banking market, and on the operational leverage that results from a market share driven by geographic concentration. We focus on establishing personal relationships with customers through superior service, which is accomplished in part by empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs. We emphasize lending to and banking with small to medium-sized businesses, for which we believe loans can be priced on terms that are more attractive to us than would be achieved by lending to larger businesses. We operate full-service decentralized branches and employ lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the branch level. We support branch operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight.

We plan to continue to emphasize the super-community banking strategy to organically grow our presence in the Houston metropolitan area through:

• increasing the productivity of existing bankers, as measured by loans, deposits and fee income per banker, while enhancing profitability by leveraging our existing operating platform;

• focusing on local and individualized decision-making, allowing us to provide customers with rapid decisions on loan requests, which we believe allows us to effectively compete with larger financial institutions;

• identifying and hiring additional seasoned bankers in our existing and target markets in the Houston metropolitan area who will thrive utilizing our super-community banking model, and opening additional branches where we are able to attract seasoned bankers; and

• developing new products designed to serve the increasingly diversified Houston economy, while preserving our strong culture of risk management.

Select strategic acquisitions. We intend to continue to expand our market position in the Houston metropolitan area through organic growth, including with the establishment of de novo branch locations, and through a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. On January 1, 2015, we completed the acquisition of F&M Bancshares Inc. (“F&M Bancshares”) and its subsidiary bank, Enterprise Bank (“Enterprise”). The results for the three months ended March 31, 2016 and March 31, 2015 reflect the combined entity.

Recent Developments

On January 31, 2016, the Bank completed the sale of its two Central Texas branch locations, that were acquired as part of the F&M Bancshares acquisition, to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assumed certain liabilities associated with the Mart branch location at 714 Texas Avenue in Mart, Texas and the Rosebud branch location at 339 Main Street in Rosebud, Texas. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.3 million on the sale of these branches.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

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

Our purchase credit impaired loans have generally been de minimis and comprised 0.1% of our loan portfolio at March 31, 2016. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three months ended March 31, 2016 and prior periods has been immaterial.

All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At March 31, 2016, we had $253.2 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $1.8 million or 0.70%.

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

Recently Issued Accounting Pronouncements

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is currently effective for us beginning on January 1, 2018 with retrospective application to each prior reporting period presented. We are still evaluating the potential impact of ASU 2014-09 on our financial statements.

ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us beginning on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.

Results of Operations

Net income attributable to common stockholders was $6.4 million ($0.49 per diluted common share) for the three months ended March 31, 2016 compared with $3.3 million ($0.33 per diluted common share) for the three months ended March 31, 2015, an increase in net income attributable to common stockholders of $3.0 million or 90.0%. This increase was primarily due to the sale of two Central Texas branch locations during the first quarter 2016 resulting in after tax gain of $1.3 million. Excluding the gain on the sale of the branch locations, net income attributable to common stockholders would have been $5.0 million and net income per diluted common share would have been $0.39 for the three months ended March 31, 2016.

Annualized returns on average common equity were 9.70% and 7.56%, annualized returns on average assets were 1.19% and 0.77% and efficiency ratios were 63.80% and 69.19% for the three months ended March 31, 2016 and March 31, 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes and provision for loan losses are not part of this calculation.

Net Interest Income

Three months ended March 31, 2016 compared with three months ended March 31, 2015. Net interest income before the provision for loan losses for the three months ended March 31, 2016 was $21.1 million compared with $18.8 million for the three months ended March 31, 2015, an increase of $2.3 million, or 12.3%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $324.9 million or 20.1% for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. This increase in average interest-earning assets during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of organic growth within our loan portfolio.

Interest income was $23.5 million for the three months ended March 31, 2016, an increase of $2.6 million compared with the three months ended March 31, 2015 primarily due to an increase of $1.9 million of interest income and fees on loans during the three months ended March 31, 2016 compared to the same period in 2015 as a result of the increase in average loans outstanding of $247.6 million for the same period. Additionally, during the three months ended March 31, 2016 and March 31, 2015, we benefitted from acquisition accounting loan discount accretion of $421 thousand and $1.2 million, respectively.

Interest expense was $2.4 million for the three months ended March 31, 2016, an increase of $318 thousand compared to the three months ended March 31, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $180.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase in interest-bearing liabilities was primarily attributable to the increase in short-term borrowings of $126.4 million and certificates and other time deposits of $64.9 million partially offset by a decrease in borrowings as we paid down $27.5 million on the revolving borrowing agreement in October 2015 with a portion of the proceeds from the Company’s initial public offering.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2016 was 4.45%, a decrease of 27 basis points compared to 4.72% for the three months ended March 31, 2015. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $491 thousand and $1.4 million on the tax equivalent net interest margin was an increase of 10 basis points and 34 basis points for the three months ended March 31, 2016 and March 31, 2015, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,663,711	$22,228	5.37%	$1,416,159	$20,306	5.82%
Securities	186,460	1,081	2.33%	92,634	439	1.92%
Deposits in other financial institutions	91,824	142	0.62%	108,331	74	0.28%
Total interest-earning assets	1,941,995	$23,451	4.86%	1,617,124	$20,819	5.22%
Allowance for loan losses	(13,487)			(8,492)
Noninterest-earning assets	226,946			225,894
Total assets	$2,155,454			$1,834,526

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$95,506	$67	0.28%	$106,490	$96	0.37%
Money market and savings deposits	433,139	477	0.44%	405,497	417	0.42%
Certificates and other time deposits	614,216	1,560	1.02%	549,289	1,143	0.84%
Short-term borrowings	126,374	139	0.44%	-	-	0.00%
Subordinated debt	9,098	117	5.19%	8,900	163	7.43%
Other borrowed funds	569	7	5.23%	28,069	230	3.32%
Total interest-bearing liabilities	1,278,902	$2,367	0.74%	1,098,245	$2,049	0.76%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	605,969			531,492
Other liabilities	7,186			6,945
Total liabilities	1,892,057			1,636,682
Stockholders' equity	263,397			197,844
Total liabilities and stockholders' equity	$2,155,454			$1,834,526

Net interest rate spread			4.12%			4.46%

Net interest income and margin(1)		$21,084	4.37%		$18,770	4.71%

Net interest income and margin (tax equivalent)(2)		$21,483	4.45%		$18,839	4.72%

_____________________

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended March 31, 2016 and March 31, 2015 and other applicable effective tax rates.
(3)	Includes loans held for sale at March 31, 2015.

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

	For the Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$3,579	$(1,892)	$235	$1,922
Securities	446	191	5	642
Deposits in other financial institutions	(11)	78	1	68
Total increase (decrease) in interest income	4,014	(1,623)	241	2,632

Interest-Bearing liabilities:
Interest-bearing demand deposits	(10)	(20)	1	(29)
Money market and savings deposits	28	27	5	60
Certificates and other time deposits	136	268	13	417
Short-term borrowings	-	139	-	139
Subordinated debt	4	(52)	2	(46)
Other borrowed funds	(229)	3	3	(223)
Total increase (decrease) in interest expense	(71)	365	24	318
Increase (decrease) in net interest income	$4,085	$(1,988)	$217	$2,314

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at March 31, 2016 and December 31, 2015 was $13.5 million and $13.1 million, respectively, representing 0.80% and 0.78% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $710 thousand provision for loan losses for the quarter ended March 31, 2016 and a $683 thousand provision for the quarter ended March 31, 2015. The increase in the provision was primarily due to net charge-offs of $51 thousand for the quarter ended March 31, 2016 compared to net recoveries of $11 thousand for the quarter ended March 31, 2015.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended March 31, 2016 compared with three months ended March 31, 2015. Noninterest income totaled $3.3 million for the three months ended March 31, 2016 compared with $866 thousand for the same period in 2015, an increase of $2.4 million or 281.5%. This increase was primarily due to the gain on the sale of the two Central Texas branch locations completed during the first quarter of 2016.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$163	$165	$(2)
Service charges on deposit accounts	145	175	(30)
Debit card and ATM card income	165	132	33
Gain on sale of branch assets	2,050	-	2,050
Loss on sales of other real estate	-	(6)	6
Bank owned life insurance income	166	92	74
Rebate from correspondent bank	150	69	81
Other(1)	465	239	226
Total noninterest income	$3,304	$866	$2,438

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended March 31, 2016 compared with three months ended March 31, 2015. Noninterest expense was $14.3 million for the three months ended March 31, 2016 compared to $13.6 million for the three months ended March 31, 2015, an increase of $667 thousand or 4.9%. This increase was primarily attributable to additional salaries and benefits related to the hiring of several key income producing employees over the last year.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$9,273	$8,942	$331
Net occupancy and equipment	1,232	1,084	148
Depreciation	417	367	50
Data processing and software amortization	653	626	27
Professional fees	534	480	54
Regulatory assessments and FDIC insurance	345	374	(29)
Core deposit intangibles amortization	199	208	(9)
Communications	280	334	(54)
Advertising	201	138	63
Other real estate expense	50	1	49
Printing and supplies	46	113	(67)
Other	1,023	919	104
Total noninterest expense	$14,253	$13,586	$667

(1)	Total salaries and employee benefits includes $354 thousand and $311 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively, of stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $331 thousand, or 3.7%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was primarily due to additional income-producing employees hired to support our growth over the past year.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $148 thousand, or 13.7%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase is primarily attributable to a CAM catch-up for our West Belt branch location.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.80% for the three months ended March 31, 2016 compared to 69.19% for the three months ended March 31, 2015.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2015 to 2016, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the overhead expense necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $1.2 million, or 61.9%, to $3.1 million for the three months ended March 31, 2016 compared with $1.9 million for the same period in 2015. The effective tax rates were 32.6% and 35.3% for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective tax rate decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to the increase in tax free income from the purchase of additional municipal securities.

Financial Condition

Loan Portfolio

At March 31, 2016, total loans (including loans held for sale) were $1.72 billion, an increase of $36.4 million, or 2.2% compared with December 31, 2015 primarily due to organic growth in our loan portfolio.

Total loans (including loans held for sale) as a percentage of deposits were 93.2% and 95.6% as of March 31, 2016 and December 31, 2015, respectively. Our capital positions in 2015 and year to date 2016 have allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 77.7% and 80.6% as of March 31, 2016 and December 31, 2015, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Loans held for sale (1)	$-		$27,887	1.7%

Commercial and industrial	372,056	21.7%	383,044	22.7%
Mortgage warehouse	86,157	5.0%	59,071	3.5%
Real estate:
Commercial real estate (including
multi-family residential)	770,252	44.8%	745,595	44.4%
Commercial real estate construction
and land development	167,810	9.8%	154,646	9.2%
1-4 family residential (including home equity)	209,704	12.2%	205,200	12.2%
Residential construction	100,611	5.9%	93,848	5.6%
Consumer and other	10,858	0.6%	11,761	0.7%
Total loans held for investment	1,717,448	100.0%	1,653,165	98.3%
Total loans	1,717,448		1,681,052	100.0%
Allowance for Loan Losses	(13,757)		(13,098)
Loans, net	$1,703,691		$1,667,954

(1)	Consisted of loans at two former F&M Bancshares locations acquired in 2015 and sold during the first quarter of 2016. At December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale were carried at lower of aggregate cost or fair value.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased $24.1 million, or 6.1%, to $372.1 million as of March 31, 2016 compared to $396.2 million as of December 31, 2015 due primarily to the sale of the two Central Texas branch locations during the first quarter 2016.

Our exposure to oil and gas exploration and production companies is roughly 3.3% of our total loan portfolio as of March 31, 2016. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.5% at March 31, 2016. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed.

Mortgage warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Our mortgage warehouse portfolio increased $27.1 million, or 45.9%, to $86.2 million as of March 31, 2016 compared to $59.1 million as of December 31, 2015. Volumes fluctuate based on the level of market demand for the product, as well as overall market interest rates and tend to peak at the end of each month.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2016 and December 31, 2015, 54.1% and 52.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $13.1 million, or 1.7%, to $770.3 million as of March 31, 2016 from $757.2 million as of December 31, 2015, as a result of organic loan growth of $12.7 million in the commercial real estate portfolio during the first three months of 2016.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development land loans increased $13.2 million, or 8.5%, to $167.8 million as of March 31, 2016 compared to $154.6 million as of December 31, 2015 as a result of organic loan growth of $13.1 million in the commercial real estate construction portfolio during the first three months of 2016.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $2.2 million, or 1.1%, to $209.7 million as of March 31, 2016 from $207.5 million as of December 31, 2015 as a result of organic loan growth of $2.1 million in the 1-4 family residential portfolio during the first three months of 2016.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $6.8 million, or 7.2%, to $100.6 million as of March 31, 2016 from $93.8 million as of December 31, 2015 as a result of organic loan growth of $6.8 million in the residential construction portfolio during the first three months of 2016.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $1.7 million, or 13.6%, to $10.9 million as of March 31, 2016 from $12.6 million as of December 31, 2015.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.

We had $7.0 million and $5.2 million in nonperforming loans as of March 31, 2016 and December 31, 2015, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$-	$209
Commercial and industrial	2,700	2,664
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	3,293	2,006
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	934	239
Residential construction	-	-
Consumer and other	52	66
Total nonaccrual loans	6,979	5,184
Accruing loans 90 or more days past due	-	-
Total nonperforming loans	6,979	5,184
Repossessed assets	131	131
Other real estate	1,397	-
Total nonperforming assets	$8,507	$5,315
Restructured loans(1)	$6,008	$491
Nonperforming assets to total assets	0.38%	0.25%
Nonperforming loans to total loans	0.41%	0.31%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2016 and December 31, 2015, we had $6.0 million and $6.4 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2016, potential problem loans consisted of three credit relationships. Of the total outstanding balance at March 31, 2016, 99.9% related to two customers in the energy related industry and 0.1% related to one customer in the medical equipment industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at March 31, 2016 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade allocation methodology.

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) provisions for loan losses charged to earnings that increase the allowance, (2) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance and (3) recoveries on loans previously charged off that increase the allowance.

All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan, and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of March 31, 2016 was $1.8 million, or 0.70%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At March 31, 2016, our allowance for loan losses amounted to $13.8 million, or 0.80%, of total loans compared with $13.1 million, or 0.78%, as of December 31, 2015. Excluding the acquired loans at March 31, 2016, the allowance would have been 0.94% of total loans. The increase in the allowance of $659 thousand for the three months ended March 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in the required reserve associated with organic loan growth. We believe that the allowance for loan losses at March 31, 2016 and December 31, 2015 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.01% for the three months ended March 31, 2016 compared to 0.00% for the three months ended March 31, 2015 and 0.06% for the year ended December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Average loans outstanding	$1,663,711	$1,416,159
Gross loans outstanding at end of period	1,717,448	1,444,732
Allowance for loan losses at beginning of period	13,098	8,246
Provision for loan losses	710	683
Charge-offs:
Commercial and industrial loans	(1)	(12)
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	(86)	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	-	-
Residential construction	-	-
Consumer and other	(10)	(16)
Total charge-offs for all loan types	(97)	(28)
Recoveries:
Commercial and industrial loans	35	18
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	10	-
Residential construction	-	19
Consumer and other	1	2
Total recoveries for all loan types	46	39
Net charge-offs	(51)	11
Allowance for loan losses at end of period	$13,757	$8,940
Allowance for loan losses to total loans	0.80%	0.62%
Net charge-offs to average loans (1)	0.01%	0.00%
Allowance for loan losses to nonperforming loans	197.12%	130.47%

(1)	Interim period annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements, and to meet regulatory capital requirements. As of March 31, 2016, the carrying amount of investment securities totaled $215.4 million, an increase of $50.3 million, or 30.5%, compared with $165.1 million as of December 31, 2015. Securities represented 9.7% and 7.9% of total assets as of March 31, 2016 and December 31, 2015, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,691	$552	$-	$9,243
Municipal securities	151,127	3,408	(28)	154,507
Agency mortgage-backed pass-through securities	28,072	506	(148)	28,430
Other securities	23,205	17	(1)	23,221
Total	$211,095	$4,483	$(177)	$215,401

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

As of March 31, 2016, we do not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2016, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	March 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,011	1.46%	$6,680	3.23%	$-	0.00%	$8,691	2.82%
Municipal securities	6,170	1.63%	15,923	2.62%	43,915	3.40%	85,119	4.54%	151,127	3.89%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,899	2.18%	23,173	2.55%	28,072	2.48%
Other securities	-	0.00%	23,205	2.43%	-	0.00%	-	0.00%	23,205	2.43%
Total	$6,170	1.63%	$41,139	2.45%	$55,494	3.28%	$108,292	4.11%	$211,095	3.50%

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,010	1.46%	$6,664	3.23%	$-	0.00%	$8,674	2.82%
Municipal securities	7,176	1.48%	15,290	2.53%	32,078	3.22%	69,265	4.75%	123,809	3.89%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,328	2.22%	25,183	2.54%	29,511	2.49%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$7,176	1.48%	$17,300	2.41%	$43,070	3.12%	$94,448	4.16%	$161,994	3.58%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers may have the right to prepay their obligations. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay and, in particular, monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.

As of March 31, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity.

The average yield of our securities portfolio was 2.33% during the three months ended March 31, 2016 compared with 1.92% for the three months ended March 31, 2015. The increase in average yield during the first three months of 2016 compared to the same period in 2015 was primarily due to our investment in higher-yielding, longer-duration securities.

Goodwill and Core Deposit Intangibles

Our goodwill as of March 31, 2016 and December 31, 2015 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net as of March 31, 2016 and December 31, 2015, was $4.6 million and $5.2 million, respectively, and decreased primarily as a result of the sale of the two Central Texas branch locations during the first quarter of 2016. Core deposit intangibles arising from the F&M Bancshares acquisition and the Independence acquisition are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

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

Total deposits at March 31, 2016 were $1.84 billion, an increase of $83.5 million, or 4.7%, compared with $1.76 billion at December 31, 2015. Noninterest-bearing deposits at March 31, 2016 were $684.2 million, an increase of $63.9 million, or 10.3%, compared with $620.3 million at December 31, 2015. Interest-bearing deposits at March 31, 2016 were $1.16 billion, an increase of $19.6 million, or 1.7%, compared with $1.14 billion at December 31, 2015.

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2016, we had a total borrowing capacity of $715.5 million, of which $600.0 million was available and $115.5 million was outstanding. Short-term FHLB advances of $85.0 million were outstanding at March 31, 2016, at a weighted average rate of 0.42%. Letters of credit were $30.5 million at March 31, 2016, of which $2.5 million will expire in August 2016, $25.0 million will expire in October 2016 and $3.0 million will expire in February 2017.

Credit Agreement

As of March 31, 2016 and December 31, 2015, we had $569 thousand of indebtedness owed to another financial institution. On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a revolving credit agreement. Pursuant to this agreement, we borrowed approximately $10.1 million in December 2014 to pay off the prior indebtedness. In January 2015, we borrowed an additional $18.0 million under the revolving credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million under the revolving credit agreement with a portion of the proceeds from the Company’s initial public offering.

Our borrowing under the revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.25% at March 31, 2016. Interest payments are due quarterly. The revolving credit agreement is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under the revolving credit agreement is $30.0 million, which is reduced by $4.3 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

The revolving credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of March 31, 2016, we believe we are in compliance with these debt covenants and the lender has not delivered any notice of noncompliance under the terms of the applicable credit documents.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2016 and December 31, 2015 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of March 31, 2016
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$-	$569	$569
Operating leases	1,723	2,460	3,220	4,125	11,528
Total	$1,723	$2,460	$3,220	$4,694	$12,097

	As of December 31, 2015
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$-	$569	$569
Operating leases	2,379	2,412	3,119	3,867	11,777
Total	$2,379	$2,412	$3,119	$4,436	$12,346

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

As of March 31, 2016 and December 31, 2015, we had outstanding $460.2 million and $474.9 million, respectively, in commitments to extend credit and $8.5 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2016 and the year ended December 31, 2015, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $247.6 million, or 17.5%, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.7 years and modified duration of 5.8 years at March 31, 2016, and a weighted average life of 7.0 years and modified duration of 6.0 years at December 31, 2015.

As of March 31, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of March 31, 2016 and December 31, 2015, the Bank was well-capitalized.

Total stockholder’s equity was $266.3 million at March 31, 2016, compared with $258.5 million at December 31, 2015, an increase of $7.8 million, or 3.0%. This increase was primarily the result of net income of $6.4 million for the three months ended March 31, 2016.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards:

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective
	Adequacy Purposes	Action Provisions	Actual Ratio
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	11.57%
Leverage ratio (to average assets)	4.00%	N/A	10.92%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	12.04%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.76%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	N/A	N/A	11.72%
Leverage ratio (to average assets)	4.00%	N/A	11.02%
Tier 1 risk-based capital ratio (to risk weighted assets)	4.00%	N/A	12.21%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.92%

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective
	Adequacy Purposes	Action Provisions	Actual Ratio
ALLEGIANCE BANK:
As of March 31, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	11.09%
Leverage ratio (to average assets)	4.00%	5.00%	10.06%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	11.09%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.81%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	N/A	N/A	11.25%
Leverage ratio (to average assets)	4.00%	5.00%	10.16%
Tier 1 risk-based capital ratio (to risk weighted assets)	4.00%	6.00%	11.25%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.96%

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to interest rate risk is managed by our Asset Liability Committee (“ALCO”), which is composed of certain members of our board of directors and Bank management, in accordance with policies approved by our board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. All instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency, and call dates, as well as prepayment assumptions for loans and securities, and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
+300	5.8%	5.2%	3.5%	(0.4)%
+200	3.5%	3.0%	2.7%	(0.1)%
+100	1.3%	1.0%	1.5%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.9%	1.5%	(2.5)%	(0.6)%

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

PART II—OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

From time to time, we are subject to claims and litigation arising in the ordinary course of business. In the opinion of management, we are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor. We intend to defend ourself vigorously against any future claims or litigation.

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))
3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1*	Amendment to Employment and Non-Competition Agreement by and between William C. Woodby and Allegiance Bank (successor to Enterprise Bank) dated July 28, 2014
10.2*	Amendment to Employment and Non-Competition Agreement by and between James F. Eubank II and Allegiance Bank (successor to Enterprise Bank) dated July 28, 2014
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: May 10, 2016	By: /s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: May 10, 2016	By: /s/ Laurence L. Lehman III
Laurence L. Lehman III
Chief Financial Officer

