Form 10-Q
period 2016-06-30
Allegiance Bancshares, Inc.
filed 2016-08-12
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-37585

_____________________________

Allegiance Bancshares, Inc.

(Exact name of registrant as specified in its charter)

_____________________________

Texas	26-3564100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8847 West Sam Houston Parkway, N., Suite 200

Houston, Texas 77040

(Address of principal executive offices, including zip code)

(281) 894-3200

(Registrant’s telephone number, including area code)

_____________________________

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

As of August 5, 2016, there were 12,875,660 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

JUNE 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$121,913	$63,380
Interest-bearing deposits at other financial institutions	88,950	85,051
Total cash and cash equivalents	210,863	148,431

Available for sale securities, at fair value	303,463	165,097

Loans held for sale	-	27,887
Loans held for investment	1,753,683	1,653,165
Less: allowance for loan losses	(14,917)	(13,098)
Loans, net	1,738,766	1,667,954

Accrued interest receivable	7,969	6,518
Premises and equipment, net	17,821	18,471
Other real estate owned	1,397	-
Federal Home Loan Bank stock	13,155	2,569
Branch assets held for sale	-	1,398
Bank owned life insurance	21,530	21,211
Goodwill	39,389	39,389
Core deposit intangibles, net	4,446	5,230
Other assets	8,782	8,311
TOTAL ASSETS	$2,367,581	$2,084,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$630,689	$620,320
Interest-bearing
Demand	111,214	97,826
Money market and savings	451,950	431,305
Certificates and other time	649,486	609,682
Total interest-bearing deposits	1,212,650	1,138,813
Total deposits	1,843,339	1,759,133

Accrued interest payable	223	124
Short-term borrowings	30,000	50,000
Other borrowed funds	200,569	569
Subordinated debentures	9,142	9,089
Other liabilities	8,057	7,174
Total liabilities	2,091,330	1,826,089

COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	-	-
Common stock, $1 par value; 40,000,000 shares authorized; 12,869,410 shares issued and outstanding at June 30, 2016 and 12,814,696 shares issued and 12,812,985 shares outstanding at December 31, 2015	12,869	12,815
Capital surplus	210,512	209,285
Retained earnings	46,020	34,411
Accumulated other comprehensive income	6,850	2,017
Less: Treasury stock, at cost, 1,711 shares at December 31, 2015. There were no treasury shares outstanding at June 30, 2016.	-	(38)
Total stockholders’ equity	276,251	258,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,367,581	$2,084,579

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$22,839	$21,079	$45,067	$41,385
Securities:
Taxable	452	337	723	776
Tax-exempt	1,086	384	1,896	384
Deposits in other financial institutions	150	50	292	124
Total interest income	24,527	21,850	47,978	42,669

INTEREST EXPENSE:
Demand, money market and savings deposits	569	525	1,113	1,037
Certificates and other time deposits	1,665	1,211	3,225	2,355
Short-term borrowings	106	2	245	2
Subordinated debentures	120	162	237	325
Other borrowed funds	118	216	125	446
Total interest expense	2,578	2,116	4,945	4,165

NET INTEREST INCOME	21,949	19,734	43,033	38,504
Provision for loan losses	1,645	1,420	2,355	2,103
Net interest income after provision for loan losses	20,304	18,314	40,678	36,401
NONINTEREST INCOME:
Nonsufficient funds fees	145	168	308	333
Service charges on deposit accounts	173	176	318	351
Gain on sale of branch assets	-	-	2,050	-
Loss on sale of other real estate	-	-	-	(6)
Bank owned life insurance income	153	174	319	266
Other	741	429	1,521	869
Total noninterest income	1,212	947	4,516	1,813
NONINTEREST EXPENSE:
Salaries and employee benefits	9,177	8,481	18,450	17,423
Net occupancy and equipment	1,214	1,274	2,446	2,358
Depreciation	415	409	832	776
Data processing and software amortization	622	827	1,275	1,453
Professional fees	401	397	935	877
Regulatory assessments and FDIC insurance	355	320	700	694
Core deposit intangibles amortization	195	207	394	415
Communications	274	358	554	692
Advertising	197	184	398	322
Other	1,073	965	2,192	1,998
Total noninterest expense	13,923	13,422	28,176	27,008
INCOME BEFORE INCOME TAXES	7,593	5,839	17,018	11,206
Provision for income taxes	2,339	1,956	5,409	3,852
NET INCOME	5,254	3,883	11,609	7,354
Preferred stock dividends	-	260	-	386
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,254	$3,623	$11,609	$6,968

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.37	$0.90	$0.71
Diluted	$0.40	$0.36	$0.89	$0.70

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$5,254	$3,883	$11,609	$7,354
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	6,232	(1,722)	7,435	(965)
Reclassification of amount realized through the sale of securities	-	-	-	-
Total other comprehensive income (loss)	6,232	(1,722)	7,435	(965)
Deferred tax expense (benefit) related to other comprehensive income (loss)	(2,181)	601	(2,602)	329
Other comprehensive income (loss), net of tax	4,051	(1,121)	4,833	(636)
Comprehensive income	$9,305	$2,762	$16,442	$6,718

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2015	-	$-	7,477,309	$7,477	$104,568	$19,184	$549	$-	$131,778
Net income						7,354			7,354
Other comprehensive loss							(636)		(636)
Common stock issued in connection with the exercise of stock options and restricted stock awards			3,983	4	7			-	11
Repurchase of treasury stock								(51)	(51)
Issuance of common stock			4,884	5	103			13	121
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Preferred stock dividends						(386)			(386)
Stock based compensation expense					642				642
BALANCE AT JUNE 30, 2015	11,550	$11,550	9,824,696	$9,825	$154,428	$26,152	$(87)	$(38)	$201,830

BALANCE AT JANUARY 1, 2016	-	$-	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income						11,609			11,609
Other comprehensive income							4,833		4,833
Common stock issued in connection with the exercise of stock options and restricted stock awards			54,714	54	520				574
Issuance of treasury stock								38	38
Stock based compensation expense					707				707
BALANCE AT JUNE 30, 2016	-	$-	12,869,410	$12,869	$210,512	$46,020	$6,850	$-	$276,251

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,609	$7,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,226	1,190
Provision for loan losses	2,355	2,103
Net amortization of premium on investments	1,329	455
Bank owned life insurance	(319)	(266)
Net accretion of discount on loans	(904)	(2,350)
Net amortization of discount on subordinated debentures	53	161
Net amortization of discount on certificates of deposit	(175)	(460)
Net loss on sale or write down of premises, equipment and other real estate	-	6
Net gain on sale of branch assets	(2,050)	-
Federal Home Loan Bank stock dividends	(32)	-
Stock based compensation expense	707	642
(Increase) decrease in accrued interest receivable and other assets	(3,549)	214
Increase (decrease) in accrued interest payable and other liabilities	1,246	(434)
Net cash provided by operating activities	11,496	8,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,962,150	474,189
Proceeds from sales of available for sale securities	-	14,748
Purchase of available for sale securities	(2,094,410)	(542,335)
Net change in total loans	(91,751)	(152,652)
Purchase of bank premises and equipment	(196)	(1,531)
Purchase of bank owned life insurance	-	(10,000)
Net purchases of Federal Home Loan Bank stock	(10,985)	(2,898)
Net cash paid for the sale of branch assets	(5,250)	-
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	-	106,486
Net cash used in investing activities	(240,442)	(113,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	16,897	(2,822)
Net increase in interest-bearing deposits	93,869	4,650
Paydowns of long-term borrowings	-	(18,000)
Proceeds from long-term borrowings	200,000	18,000
Paydowns of short-term borrowings	(20,000)	-
Proceeds from short-term borrowings	-	75,000
Preferred stock dividends	-	(386)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	574	132
Issuance (repurchase) of treasury stock	38	(51)
Net cash provided by financing activities	291,378	76,523

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,432	(28,855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,431	167,540
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,863	$138,685

NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$-	$33,409
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	-	1,662

SUPPLEMENTAL INFORMATION:
Income taxes paid	$6,100	$3,400
Interest paid	2,298	3,647

See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Furthermore, the acquisition of F&M Bancshares, Inc. during the first quarter of 2015 may impact the comparability of year to date 2016 versus year to date 2015 comparable information.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2016, the Company adopted ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 did not have a significant impact on the Company’s financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Newly Issued But Not Yet Effective Accounting Standards

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is currently effective for the Company beginning on January 1, 2018 with retrospective application to each prior reporting period presented. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.

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

2. ACQUISITIONS

2015 Acquisition

Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas: one in Rosebud, Texas and one in Mart, Texas. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to the Company’s existing banking locations. The Company acquired F&M Bancshares to further expand its Houston, Texas area market. During the first quarter of 2016, Allegiance completed the sale of the two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.3 million on the sale of these branches.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

On July 15, 2015, the Company redeemed all of the outstanding shares of the Company’s Series A and Series B preferred stock for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to but excluding the redemption date). The Company issued the shares of Series A and Series B preferred stock in connection with the F&M Bancshares acquisition, which had preferred stock pursuant to the U.S. Treasury’s Troubled Asset Relief Program.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangible Assets
	(Dollars in thousands)

Balance as of January 1, 2015	$11,144	$1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	-	(830)
Balance as of December 31, 2015	39,389	5,230
Sale of branch assets	-	(390)
Amortization	-	(394)
Balance as of June 30, 2016	$39,389	$4,446

Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2016, there were no impairments recorded on goodwill and other intangible assets. During the first quarter of 2016, the Bank completed the sale of the two Central Texas branch locations acquired from F&M Bancshares in 2015 and wrote-down the core deposit intangible assets related to those locations.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2016 is as follows (dollars in thousands):

Remaining 2016	$391
2017	781
2018	781
2019	781
2020	744
Thereafter	968
Total	$4,446

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,708	$656	$-	$9,364
Municipal securities	209,540	8,953	-	218,493
Agency mortgage-backed pass-through securities	26,556	651	(102)	27,105
Corporate bonds	48,121	401	(21)	48,501
Total	$292,925	$10,661	$(123)	$303,463

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

The amortized cost and fair value of investment securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,090	$5,110
Due after one year through five years	67,854	68,636
Due after five years through ten years	74,430	77,123
Due after ten years	118,995	125,489
Subtotal	266,369	276,358
Agency mortgage-backed pass through securities	26,556	27,105
Total	$292,925	$303,463

As of June 30, 2016, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that the Company more likely than not will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	229	-	185	-	414	-
Agency mortgage-backed pass-through securities	826	(4)	6,841	(98)	7,667	(102)
Corporate bonds	7,752	(21)	-	-	7,752	(21)
Total	$8,807	$(25)	$7,026	$(98)	$15,833	$(123)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
Municipal securities	6,867	(30)	298	(5)	7,165	(35)
Agency mortgage-backed pass-through securities	4,952	(36)	9,519	(210)	14,471	(246)
Total	$11,819	$(66)	$9,817	$(215)	$21,636	$(281)

During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares acquisition, resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. No securities were sold during the three and six months ended June 30, 2016.

At June 30, 2016 and December 31, 2015, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated stockholders’ equity at such respective dates.

The carrying value of pledged securities was $4.9 million at June 30, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution. The Company did not have pledged securities at December 31, 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

Loans held for sale (1)	$-	$27,887

Commercial and industrial	382,795	383,044
Mortgage warehouse	75,554	59,071
Real estate:
Commercial real estate (including multi-family residential)	806,771	745,595
Commercial real estate construction and land development	161,572	154,646
1-4 family residential (including home equity)	214,442	205,200
Residential construction	101,677	93,848
Consumer and other	10,872	11,761
Total loans held for investment	1,753,683	1,653,165
Total loans	1,753,683	1,681,052
Allowance for loan losses	(14,917)	(13,098)
Loans, net	$1,738,766	$1,667,954

(1)	Consisted of loans at two former F&M Bancshares locations acquired in 2015 and sold during the first quarter of 2016. At December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale were carried at the lower of aggregate cost or fair value.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	June 30, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$956	$-	$956	$2,723	$379,116	$382,795
Mortgage warehouse	-	-	-	-	75,554	75,554
Real estate:
Commercial real estate (including multi-family residential)	628	-	628	4,141	802,002	806,771
Commercial real estate construction and land development	890	-	890	-	160,682	161,572
1-4 family residential (including home equity)	213	-	213	227	214,002	214,442
Residential construction	-	-	-	-	101,677	101,677
Consumer and other	-	-	-	33	10,839	10,872
Total loans	$2,687	$-	$2,687	$7,124	$1,743,872	$1,753,683

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Loans held for sale	$539	$-	$539	$209	$27,139	$27,887

Commercial and industrial	1,474	-	1,474	2,664	378,906	383,044
Mortgage warehouse	-	-	-	-	59,071	59,071
Real estate:
Commercial real estate (including multi-family residential)	1,866	-	1,866	2,006	741,723	745,595
Commercial real estate construction and land development	77	-	77	-	154,569	154,646
1-4 family residential (including home equity)	1,904	-	1,904	239	203,057	205,200
Residential construction	-	-	-	-	93,848	93,848
Consumer and other	36	-	36	66	11,659	11,761
Total loans held for investment	5,357	-	5,357	4,975	1,642,833	1,653,165
Total loans	$5,896	$-	$5,896	$5,184	$1,669,972	$1,681,052

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables. The average recorded investment presented in the table below is reported on a year-to-date basis.

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,037	$3,782	$-	$3,548	$98
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	11,154	11,240	-	11,599	222
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	227	227	-	233	8
Residential construction	-	-	-	-	-
Consumer and other	11	11	-	13	-
Total	14,429	15,260	-	15,393	328

With an allowance recorded:
Commercial and industrial	2,365	2,365	936	2,411	66
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-	-	-	-
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer and other	22	22	13	25	1
Total	2,387	2,387	949	2,436	67

Total:
Commercial and industrial	5,402	6,147	936	5,959	164
Mortgage warehouse	-	-	-	-	-
Real estate:
Commercial real estate (including multi-family residential)	11,154	11,240	-	11,599	222
Commercial real estate construction and land development	-	-	-	-	-
1-4 family residential (including home equity)	227	227	-	233	8
Residential construction	-	-	-	-	-
Consumer and other	33	33	13	38	1
	$16,816	$17,647	$949	$17,829	$395

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

	Year Ended December 31, 2015
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

The total average recorded investment of impaired loans for the six months ended June 30, 2015 was $7.1 million. Total interest income recognized for the six months ended June 30, 2015 on impaired loans was $186 thousand.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loan at June 30, 2016 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$358,753	$2,683	$7,001	$14,358	$-	$382,795
Mortgage warehouse	75,554	-	-	-	-	75,554
Real estate:
Commercial real estate (including multi-family residential)	766,685	7,620	5,378	27,088	-	806,771
Commercial real estate construction and land development	152,267	7,410	-	1,895	-	161,572
1-4 family residential (including home equity)	210,009	300	2,054	2,079	-	214,442
Residential construction	101,677	-	-	-	-	101,677
Consumer and other	10,480	262	3	127	-	10,872
Total loans	$1,675,425	$18,275	$14,436	$45,547	$-	$1,753,683

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and six months ended June 30, 2016 and June 30, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2016	$4,057	$-	$5,905	$1,352	$1,484	$889	$70	$13,757
Provision for loan losses	480	-	984	16	158	(2)	9	1,645

Charge-offs	(442)	-	(43)	-	-	-	(12)	(497)
Recoveries	10	-	-	-	-	-	2	12
Net charge-offs	(432)	-	(43)	-	-	-	(10)	(485)

Balance June 30, 2016	$4,105	$-	$6,846	$1,368	$1,642	$887	$69	$14,917

Six Months Ended
Balance January 1, 2016	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	859	-	1,061	147	200	67	21	2,355

Charge-offs	(443)	-	(129)	-	-	-	(22)	(594)
Recoveries	45	-	-	-	10	-	3	58
Net charge-offs	(398)	-	(129)	-	10	-	(19)	(536)

Balance June 30, 2016	$4,105	$-	$6,846	$1,368	$1,642	$887	$69	$14,917

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2015	$2,960	$-	$3,551	$646	$1,130	$596	$57	$8,940
Provision for loan losses	(6)	-	982	196	125	111	12	1,420

Charge-offs	(70)	-	-	-	-	-	(2)	(72)
Recoveries	21	-	-	-	-	3	-	24
Net charge-offs	(49)	-	-	-	-	3	(2)	(48)

Balance June 30, 2015	$2,905	$-	$4,533	$842	$1,255	$710	$67	$10,312

Six Months Ended
Balance January 1, 2015	$2,334	$-	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	614	-	734	264	247	213	31	2,103

Charge-offs	(82)	-	-	-	-	-	(18)	(100)
Recoveries	39	-	-	-	-	22	2	63
Net charge-offs	(43)	-	-	-	-	22	(16)	(37)

Balance June 30, 2015	$2,905	$-	$4,533	$842	$1,255	$710	$67	$10,312

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of June 30, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
June 30, 2016
Individually evaluated for impairment	$936	$-	$-	$-	$-	$-	$13	$949
Collectively evaluated for impairment	3,169	-	6,846	1,368	1,642	887	56	13,968
Total allowance for loan losses	$4,105	$-	$6,846	$1,368	$1,642	$887	$69	$14,917

December 31, 2015
Individually evaluated for impairment	$670	$-	$180	$-	$-	$-	$9	$859
Collectively evaluated for impairment	2,974	-	5,734	1,221	1,432	820	58	12,239
Total allowance for loan losses	$3,644	$-	$5,914	$1,221	$1,432	$820	$67	$13,098

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of June 30, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2016
Individually evaluated for impairment	$5,402	$-	$11,154	$-	$227	$-	$33	$16,816
Collectively evaluated for impairment	377,393	75,554	795,617	161,572	214,215	101,677	10,839	1,736,867
Total loans evaluated for impairment	$382,795	$75,554	$806,771	$161,572	$214,442	$101,677	$10,872	$1,753,683

December 31, 2015
Individually evaluated for impairment	$5,415	$-	$5,846	$-	$239	$-	$101	$11,601
Collectively evaluated for impairment	377,629	59,071	739,749	154,646	204,961	93,848	11,660	1,641,564
Total loans evaluated for impairment	$383,044	$59,071	$745,595	$154,646	$205,200	$93,848	$11,761	$1,653,165

Troubled Debt Restructurings

Following is a summary of loans modified under troubled debt restructurings during the six months ended June 30, 2016 and June 30, 2015:

	As of June 30,
	2016			2015
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	12	$2,931	$2,931	3	$2,049	$2,043
Mortgage warehouse
Real estate:
Commercial real estate (including multi-family residential)	6	6,250	6,250	-	-	-
Commercial real estate construction and land development	-	-	-	-	-	-
1-4 family residential (including home equity)	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-
Consumer and other	1	7	7	-	-	-
Total	19	$9,188	$9,188	3	$2,049	$2,043

As of June 30, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings of $11.7 million and $3.1 million, respectively. The Company allocated $642 thousand and $681 thousand of specific reserves for troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively, and did not commit to lend additional amounts on these loans. As of June 30, 2016 and June 30, 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2016 and June 30, 2015, respectively. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

Fair Value Hierarchy

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Significant unobservable inputs that reflect management’s judgment and assumptions that market participants would use in pricing an asset or liability that are supported by little or no market activity.

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$210,863	$210,863	$-	$-	$210,863
Available for sale securities	303,463	-	303,463	-	303,463
Loans held for investment, net of allowance	1,738,766	-	-	1,743,626	1,743,626
Accrued interest receivable	7,969	7	2,766	5,196	7,969

Financial liabilities
Total deposits	$1,843,339	$-	$1,846,235	-	$1,846,235
Accrued interest payable	223	-	223	-	223
Short-term borrowings	30,000	-	30,000	-	30,000
Other borrowed funds	200,569	-	200,569	-	200,569
Subordinated debentures	9,142	-	9,142	-	9,142

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$148,431	$148,431	$-	$-	$148,431
Available for sale securities	165,097	-	165,097	-	165,097
Loans held for sale	27,887	-	-	27,887	27,887
Loans held for investment, net of allowance	1,640,067	-	-	1,641,862	1,641,862
Accrued interest receivable	6,518	-	1,780	4,738	6,518

Financial liabilities
Total deposits	$1,759,133	$-	$1,759,728	$-	$1,759,728
Accrued interest payable	124	-	124	-	124
Short-term borrowings	50,000	-	50,000	-	50,000
Other borrowed funds	569	-	569	-	569
Subordinated debentures	9,089	-	9,089	-	9,089

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,364	$-	$9,364
Municipal securities	-	218,493	-	218,493
Agency mortgage-backed pass-through securities	-	27,105	-	27,105
Corporate bonds	-	48,501	-	48,501
	$-	$303,463	$-	$303,463

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$-	$9,086	$-	$9,086
Municipal securities	-	126,349	-	126,349
Agency mortgage-backed pass-through securities	-	29,662	-	29,662
	$-	$165,097	$-	$165,097

There were no liabilities measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015. There were no transfers between levels during the six months ended June 30, 2016 or June 30, 2015.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of June 30, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$1,429
Commercial real estate (including multi-family residential)	-	-	-
Consumer and other	-	-	9
Other real estate owned	-	-	-
	$-	$-	$1,438

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$-	$-	$903
Commercial real estate (including multi-family residential)	-	-	966
Consumer and other	-	-	10
	$-	$-	$1,879

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Historically, we measure fair value for certain loans and other real estate owned on a nonrecurring basis.

Impaired Loans

During the six months ended June 30, 2016 and the year ended December 31, 2015, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At June 30, 2016, the total reported fair value of impaired loans of $1.4 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.4 million that was reduced by specific allowance allocations totaling $949 thousand. At December 31, 2015, the total reported fair value of impaired loans of $1.9 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.7 million that was reduced by specific allowance allocations totaling $859 thousand.

Other Real Estate Owned

At June 30, 2016, the balance of other real estate owned included $1.4 million of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. The Company did not have any other real estate owned at December 31, 2015.

7. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at June 30, 2016 and December 31, 2015 were $177.0 million and $164.7 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$424,731
After one but within two years	101,392
After two but within three years	89,490
After three but within four years	13,018
After four but within five years	20,855
Total	$649,486

8. BORROWINGS

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2016, the Company had a total borrowing capacity of $624.2 million, of which $363.7 million was available and $260.5 million was outstanding. Short-term FHLB advances of $30.0 million were outstanding at June 30, 2016, at a weighted average rate of 0.56%. Long-term FHLB borrowings of $200.0 million were outstanding at June 30, 2016, at a weighted average rate of 0.36%. Letters of credit were $30.5 million at June 30, 2016, of which $2.5 million will expire in August 2016, $25.0 million will expire in October 2016 and $3.0 million will expire in February 2017.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

In 2015, the Company borrowed an additional $18.0 million under a revolving credit agreement with another financial institution. The borrowing under this revolving credit agreement matures in December 2021. The Company used the funds borrowed in 2015 under this revolving credit agreement to repay amounts owed by F&M Bancshares under a previous borrowing agreement with another financial institution entered into during 2013 in conjunction with the purchase of Independence Bank. In October 2015, the Company paid down $27.5 million under this revolving credit agreement with a portion of the proceeds from the Company’s initial public offering. The revolving credit agreement requires the Company to meet certain restrictive covenants. At June 30, 2016, the Company believes it is in compliance with all such covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime rate minus 25 basis points, or 3.25%, at June 30, 2016, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at June 30, 2016 of $9.1 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2016, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)

Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 30, 2016 was 0.6516%.
(2)	All debentures are currently callable.

10. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of the Company’s pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2016, income tax expense was $2.3 million and $5.4 million, respectively, compared with $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2015, respectively. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the three and six months ended June 30, 2016 was 30.8% and 31.8%, respectively, compared to 33.5% and 34.4%, respectively, for the three and six months ended June 30, 2015. The effective tax rate decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the increase in tax free income from the purchase of additional municipal securities.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company has not recorded any interest and penalties in its income statement for the three and six months ended June 30, 2016 and June 30, 2015. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2012.

11. STOCK BASED COMPENSATION

During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) that permits certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $354 thousand and $707 thousand for the three and six months ended June 30, 2016, respectively, and $330 thousand and $642 thousand for the three and six months ended June 30, 2015, respectively.

Stock Option Plan

Options to purchase a total of 1,185,381 shares of Company stock have been granted as of June 30, 2016. Under the stock option plan, options are exercisable up to 10 years from the date of the grant, unless otherwise provided by the Board of Directors, and are fully vested 4 years after the date of grant.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

A summary of the activity in the stock option plan during the six months ended June 30, 2016 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2016	969	$17.45	6.62	$6,006
Options granted	51	19.64
Options exercised	(25)	12.68
Options forfeited	(19)	21.78
Options outstanding, June 30, 2016	976	$17.59	6.35	$7,113
Options vested and exercisable, June 30, 2016	580	$15.18	4.90	$5,625

Share Award Plan

During 2016, the Company issued 14,401 shares of restricted stock. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2016	18	$19.68
Share awards granted	14	19.71
Share awards vested	(7)	19.06
Unvested share awards forfeited	-	-
Nonvested share awards outstanding, June 30, 2016	25	$18.31

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2016 are as follows:

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$392,810	$160,272	$252,662	$222,198
Standby letters of credit	8,172	-	9,456	-
Total	$400,982	$160,272	$262,118	$222,198

Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2016, the funded fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 1.78 years and 4.55%, respectively.

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

13. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines include prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s financial statements. The Company is subject to the Basel III regulatory capital framework (the "Basel III Rules").The Basel III Rules became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers. Management believes as of June 30, 2016 and December 31, 2015 the Company and the Bank met all capital adequacy requirements to which they were then subject.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at June 30, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2016
Total Capital (to Risk Weighted Assets)	$251,405	12.92%	$155,639	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	227,346	11.69%	87,547	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	236,488	12.16%	116,729	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	236,488	10.43%	90,690	4.00%	N/A	N/A

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$237,178	12.92%	$146,811	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	214,991	11.72%	82,581	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	224,080	12.21%	110,109	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	224,080	11.02%	81,315	4.00%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2016
Total Capital (to Risk Weighted Assets)	$232,737	11.97%	$155,590	8.00%	$194,488	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	217,820	11.20%	87,519	4.50%	126,417	6.50%
Tier I Capital (to Risk Weighted Assets)	217,820	11.20%	116,693	6.00%	155,590	8.00%
Tier I Capital (to Average Tangible Assets)	217,820	9.61%	90,668	4.00%	113,335	5.00%

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$219,487	11.96%	$146,779	8.00%	$183,474	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	206,389	11.25%	82,563	4.50%	119,258	6.50%
Tier I Capital (to Risk Weighted Assets)	206,389	11.25%	110,084	6.00%	146,779	8.00%
Tier I Capital (to Average Tangible Assets)	206,389	10.16%	81,291	4.00%	101,614	5.00%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(Dollars in thousands)
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

Net income attributable to common stockholders	$5,254		$3,623		$11,609		$6,968
Basic:
Weighted average common shares outstanding	12,857	$0.41	9,825	$0.37	12,849	$0.90	9,824	$0.71

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	182		179		154		177
Total	13,039	$0.40	10,004	$0.36	13,003	$0.89	10,001	$0.70

Stock options for 267 thousand shares were not considered in computing diluted earnings per common share as of June 30, 2015 because they were antidilutive. There were no antidilutive shares as of June 30, 2016.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston metropolitan area through organic growth, including with the establishment of de novo branch locations, and through a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. On January 1, 2015, we completed the acquisition of F&M Bancshares Inc. (“F&M Bancshares”) and its subsidiary bank, Enterprise Bank (“Enterprise”). The results for the three and six months ended June 30, 2016 and June 30, 2015 reflect the combined entity.

Recent Developments

On January 31, 2016, the Bank completed the sale of its two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition, to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assumed certain liabilities associated with the Mart branch location at 714 Texas Avenue in Mart, Texas and the Rosebud branch location at 339 Main Street in Rosebud, Texas. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded an after tax gain of approximately $1.3 million on the sale of these branches.

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

Our purchase credit impaired loans have generally been de minimis and comprised 0.1% of our loan portfolio at June 30, 2016. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three and six months ended June 30, 2016 and prior periods has been immaterial.

All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At June 30, 2016, we had $226.6 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $1.4 million or 0.62%.

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

Recently Issued Accounting Pronouncements

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this ASU 2015-16 did not have a significant impact on the Company’s financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is currently effective for us beginning on January 1, 2018 with retrospective application to each prior reporting period presented. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective for us January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

Results of Operations

Net income attributable to common stockholders was $5.3 million ($0.40 per diluted common share) for the three months ended June 30, 2016 compared with $3.6 million ($0.36 per diluted common share) for the three months ended June 30, 2015, an increase in net income attributable to common stockholders of $1.6 million or 45.0%. Annualized returns on average common equity were 7.79% and 8.20%, annualized returns on average tangible common equity were 9.30% and 10.04%, annualized returns on average assets were 0.91% and 0.84%, and efficiency ratios were 60.11% and 64.90% for the three months ended June 30, 2016 and June 30, 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes and provision for loan losses are not part of this calculation.

Net income attributable to common stockholders was $11.6 million ($0.89 per diluted common share) for the six months ended June 30, 2016 compared with $7.0 million ($0.70 per diluted common share) for the six months ended June 30, 2015, an increase in net income attributable to common stockholders of $4.6 million or 66.6%. This increase was primarily the result of the increase in average interest-earning assets due to organic growth within the loan portfolio and the increase in the securities portfolio. Additionally, net income increased partially due to the sale of two Central Texas branch locations during the first quarter 2016, resulting in after tax gain of $1.3 million. Excluding the gain on the sale of the two Central Texas branch locations, net income attributable to common stockholders would have been $10.3 million and net income per diluted common share would have been $0.79 for the six months ended June 30, 2016. Annualized returns on average common equity were 8.74% and 7.47%, annualized returns on average tangible common equity were 10.46% and 9.83% and annualized returns on average assets were 1.04% and 0.80% for the six months ended June 30, 2016 and June 30, 2015, respectively. Excluding the gain on the sale of the two Central Texas branch locations, the average common equity, average tangible common equity and annualized returns on average assets for the six months ended June 30, 2016 would have been 7.73%, 9.26% and 0.92%, respectively. Our efficiency ratio was 61.93% and 66.99% for the six months ended June 30, 2016 and June 30, 2015, respectively.

Net Interest Income

Three months ended June 30, 2016 compared with three months ended June 30, 2015. Net interest income before the provision for loan losses for the three months ended June 30, 2016 was $21.9 million compared with $19.7 million for the three months ended June 30, 2015, an increase of $2.2 million, or 11.2%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $422.4 million or 25.3% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. This increase in average interest-earning assets during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to organic loan growth and the increase in the securities portfolio.

Interest income was $24.5 million for the three months ended June 30, 2016, an increase of $2.7 million, or 12.3%, compared with the three months ended June 30, 2015, primarily due to an increase of $1.8 million, or 8.3%, in interest income and fees on loans during the three months ended June 30, 2016 compared to the same period in 2015 as a result of the increase in average loans outstanding of $245.6 million for the same period. Additionally, during the three months ended June 30, 2016 and June 30, 2015, we benefitted from acquisition accounting loan discount accretion of $351 thousand and $1.1 million, respectively.

Interest expense was $2.6 million for the three months ended June 30, 2016, an increase of $462 thousand compared to the three months ended June 30, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $270.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase in average interest-bearing liabilities was primarily attributable to the increase in long-term borrowings of $90.2 million, short-term borrowings of $83.8 million and certificates and other time deposits of $79.9 million.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2016 was 4.32%, a decrease of 47 basis points compared to 4.79% for the three months ended June 30, 2015. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $407 thousand and $1.3 million on the tax equivalent net interest margin was an increase of 8 basis points and 30 basis points for the three months ended June 30, 2016 and June 30, 2015, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,724,346	$22,839	5.33%	$1,478,752	$21,079	5.72%
Securities	270,619	1,538	2.29%	127,882	721	2.26%
Deposits in other financial institutions	96,358	150	0.62%	62,247	50	0.32%
Total interest-earning assets	2,091,323	$24,527	4.72%	1,668,881	$21,850	5.25%
Allowance for loan losses	(14,129)			(9,265)
Noninterest-earning assets	236,857			195,341
Total assets	$2,314,051			$1,854,957

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$102,550	$88	0.34%	$101,029	$83	0.33%
Money market and savings deposits	435,851	481	0.44%	420,992	442	0.42%
Certificates and other time deposits	627,982	1,665	1.07%	548,076	1,211	0.89%
Short-term borrowings	88,242	106	0.48%	4,451	2	0.16%
Subordinated debt	9,125	120	5.28%	8,981	162	7.24%
Other borrowed funds	118,629	118	0.40%	28,415	216	3.05%
Total interest-bearing liabilities	1,382,379	$2,578	0.75%	1,111,944	$2,116	0.76%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	652,405			534,688
Other liabilities	8,139			6,868
Total liabilities	2,042,923			1,653,500
Stockholders' equity	271,128			201,457
Total liabilities and stockholders' equity	$2,314,051			$1,854,957

Net interest rate spread			3.97%			4.49%

Net interest income and margin(1)		$21,949	4.22%		$19,734	4.74%

Net interest income and margin (tax equivalent)(2)		$22,481	4.32%		$19,923	4.79%

___________________

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended June 30, 2016 and June 30, 2015 and other applicable effective tax rates.
(3)	Includes loans held for sale at June 30, 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. Net interest income before provision for loan losses for the six months ended June 30, 2016 was $43.0 million compared with $38.5 million for the six months ended June 30, 2015, an increase of $4.5 million, or 11.8%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $373.5 million or 22.7% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. This increase in average interest-earning assets during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to organic growth within the loan portfolio and the increase in the securities portfolio during the six months ended June 30, 2016.

Interest income was $48.0 million for the six months ended June 30, 2016, an increase of $5.3 million, or 12.4%, compared with the six months ended June 30, 2015, primarily due to an increase of $3.7 million in interest income and fees on loans during the six months ended June 30, 2016 compared to the same period in 2015 as a result of the increase in average loans outstanding of $246.4 million, or 17.0% for the same period. Additionally, during the six months ended June 30, 2016 and June 30, 2015, we benefitted from acquisition accounting loan discount accretion of $773 thousand and $2.4 million, respectively.

Interest expense was $4.9 million for the six months ended June 30, 2016, an increase of $780 thousand compared to the six months ended June 30, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $225.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase in average interest-bearing liabilities was primarily attributable to the increase in short-term borrowings of $105.1 million and certificates and other time deposits of $72.4 million.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the six months ended June 30, 2016 was 4.38%, a decrease of 38 basis points compared to 4.76% for the six months ended June 30, 2015. The impact of net acquisition accounting adjustments of $898 thousand and $2.6 million on the tax equivalent net interest margin was an increase of 8 basis points and 33 basis points for the six months ended June 30, 2016 and June 30, 2015, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,694,029	$45,067	5.35%	$1,447,629	$41,385	5.77%
Securities	228,540	2,619	2.30%	110,355	1,160	2.12%
Deposits in other financial institutions	94,091	292	0.62%	85,162	124	0.29%
Total interest-earning assets	2,016,660	$47,978	4.78%	1,643,146	$42,669	5.24%
Allowance for loan losses	(13,808)			(8,881)
Noninterest-earning assets	231,901			210,533
Total assets	$2,234,753			$1,844,798

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$99,028	$155	0.31%	$103,744	$179	0.35%
Money market and savings deposits	434,495	958	0.44%	413,287	858	0.42%
Certificates and other time deposits	621,099	3,225	1.04%	548,679	2,355	0.87%
Short-term borrowings	107,308	245	0.46%	2,238	2	0.16%
Subordinated debt	9,111	237	5.23%	8,940	325	7.33%
Other borrowed funds	59,599	125	0.42%	28,243	446	3.18%
Total interest-bearing liabilities	1,330,640	$4,945	0.75%	1,105,131	$4,165	0.76%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	629,187			533,098
Other liabilities	7,663			6,907
Total liabilities	1,967,490			1,645,136
Stockholders' equity	267,263			199,662
Total liabilities and stockholders' equity	$2,234,753			$1,844,798

Net interest rate spread			4.03%			4.48%

Net interest income and margin		$43,033	4.29%		$38,504	4.73%

Net interest income and margin (tax equivalent)		$43,964	4.38%		$38,762	4.76%

___________________

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the six months ended June 30, 2016 and June 30, 2015 and other applicable effective tax rates.
(3)	Includes loans held for sale at June 30, 2015.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$3,501	$(1,741)	$1,760	$7,064	$(3,497)	$115	$3,682
Securities	801	17	818	1,246	210	3	1,459
Deposits in other financial institutions	27	72	99	13	154	1	168
Total increase (decrease) in interest income	4,329	(1,652)	2,677	8,323	(3,133)	119	5,309

Interest-Bearing liabilities:
Interest-bearing demand deposits	1	4	5	(8)	(16)	-	(24)
Money market and savings deposits	16	24	40	44	54	2	100
Certificates and other time deposits	176	277	453	312	551	7	870
Short-term borrowings	33	71	104	84	159	-	243
Subordinated debt	3	(44)	(41)	6	(95)	1	(88)
Other borrowed funds	682	(781)	(99)	497	(819)	1	(321)
Total increase (decrease) in interest expense	911	(449)	462	935	(166)	11	780
Increase (decrease) in net interest income	$3,418	$(1,203)	$2,215	$7,388	$(2,967)	$108	$4,529

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at June 30, 2016 and December 31, 2015 was $14.9 million and $13.1 million, respectively, representing 0.85% and 0.78% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $1.6 million provision for loan losses for the quarter ended June 30, 2016 and a $1.4 million provision for the quarter ended June 30, 2015. The increase in the provision was primarily due to organic loan growth and the increase in potential problem loans for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

We recorded a $2.4 million provision for loan losses for the six months ended June 30, 2016 and a $2.1 million provision for the six months ended June 30, 2015. The increase in the provision was primarily due to organic loan growth and the increase in potential problem loans for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended June 30, 2016 compared with three months ended June 30, 2015. Noninterest income totaled $1.2 million for the three months ended June 30, 2016 compared with $947 thousand for the same period in 2015, an increase of $265 thousand, or 28.0%.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. Noninterest income totaled $4.5 million for the six months ended June 30, 2016 compared with $1.8 million for the same period in 2015, an increase of $2.7 million, or 149.1%. This increase was primarily due to the after tax gain of $1.3 million on the sale of the two Central Texas branch locations completed during the first quarter of 2016.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$145	$168	$(23)	$308	$333	$(25)
Service charges on deposit accounts	173	176	(3)	318	351	(33)
Debit card and ATM card income	178	160	18	344	292	52
Gain on sale of branch assets	-	-	-	2,050	-	2,050
Loss on sales of other real estate	-	-	-	-	(6)	6
Bank owned life insurance income	154	174	(20)	320	266	54
Rebate from correspondent bank	158	31	127	307	101	206
Other(1)	404	238	166	869	476	393
Total noninterest income	$1,212	$947	$265	$4,516	$1,813	$2,703

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended June 30, 2016 compared with three months ended June 30, 2015. Noninterest expense was

$13.9 million for the three months ended June 30, 2016 compared to $13.4 million for the three months ended June 30, 2015, an increase of $501 thousand, or 3.7%. This increase was primarily attributable to additional salaries and benefits related to the hiring of several key income producing employees over the last year.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. Noninterest expense was $28.2 million for the six months ended June 30, 2016 compared to $27.0 million for the six months ended June 30, 2015, an increase of $1.2 million, or 4.3%. This increase was primarily attributable to additional salaries and benefits related to the hiring of several key income producing employees over the last year.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$9,177	$8,481	$696	$18,450	$17,423	$1,027
Net occupancy and equipment	1,214	1,274	(60)	2,446	2,358	88
Depreciation	415	409	6	832	776	56
Data processing and software amortization	622	827	(205)	1,275	1,453	(178)
Professional fees	401	397	4	935	877	58
Regulatory assessments and FDIC insurance	355	320	35	700	694	6
Core deposit intangibles amortization	195	207	(12)	394	415	(21)
Communications	274	358	(84)	554	692	(138)
Advertising	197	184	13	398	322	76
Other real estate expense	29	44	(15)	80	44	36
Printing and supplies	49	75	(26)	95	188	(93)
Other	995	846	149	2,017	1,766	251
Total noninterest expense	$13,923	$13,422	$501	$28,176	$27,008	$1,168

(1)	Total salaries and employee benefits includes $354 thousand and $330 thousand for the three months ended June 30, 2016 and 2015, respectively, and $707 thousand and $642 thousand for the six months ended June 30, 2016 and 2015, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $696 thousand, or 8.2%, for the three months ended June 30, 2016 compared to the same period in 2015 and increased $1.0 million, or 5.9% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These increases for the three and six months ended June 30, 2016 over the same periods in 2015 were primarily due to additional income-producing employees hired to support our growth over the past year.

Net Occupancy and Equipment. Net occupancy and equipment expenses decreased $60 thousand, or 4.7%, for the three months ended June 30, 2016 compared to the same period in 2015 and increased $88 thousand, or 3.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase for the six months ended June 30, 2016 over the same period in 2015 was primarily attributable to a CAM catch-up for our West Belt branch location.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.11% and 61.93% for the three and six months ended June 30, 2016, respectively, compared to 64.90% and 66.99% for the three and six months ended June 30, 2015, respectively.

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

Income Taxes

The amount of federal income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $383 thousand, or 19.6%, to $2.3 million for the three months ended June 30, 2016 compared with $2.0 million for the same period in 2015. For the six months ended June 30, 2016, income tax expense totaled $5.4 million, an increase of $1.6 million, or 40.4%, compared with $3.9 million for the same period in 2015. Our effective tax rates were 30.8% and 31.8% for the three and six months ended June 30, 2016, respectively, and 33.5% and 34.4% for the three and six months ended June 30, 2015, respectively. Our effective tax rate decreased for the three and six months ended June 30, 2016 compared to the same period in 2015 primarily due to the increase in tax free income from the purchase of additional municipal securities.

Financial Condition

Loan Portfolio

At June 30, 2016, total loans (including loans held for sale) were $1.75 billion, an increase of $72.6 million, or 4.3%, compared with December 31, 2015, primarily due to organic growth in our loan portfolio.

Total loans (including loans held for sale) as a percentage of deposits were 95.1% and 95.6% as of June 30, 2016 and December 31, 2015, respectively. Our capital positions in 2015 and year to date 2016 have allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 74.1% and 80.6% as of June 30, 2016 and December 31, 2015, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Loans held for sale (1)	$-	$27,887

Commercial and industrial	382,795	383,044
Mortgage warehouse	75,554	59,071
Real estate:
Commercial real estate (including multi-family residential)	806,771	745,595
Commercial real estate construction and land development	161,572	154,646
1-4 family residential (including home equity)	214,442	205,200
Residential construction	101,677	93,848
Consumer and other	10,872	11,761
Total loans held for investment	1,753,683	1,653,165
Total loans	1,753,683	1,681,052
Allowance for loan losses	(14,917)	(13,098)
Loans, net	$1,738,766	$1,667,954

(1)	Consisted of loans at two former F&M Bancshares locations acquired in 2015 and sold during the first quarter of 2016. At December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale were carried at the lower of aggregate cost or fair value.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio slightly decreased by $249 thousand, or 0.1%, to $382.8 million as of June 30, 2016 compared to $383.0 million as of December 31, 2015.

Our exposure to oil and gas exploration and production companies is roughly 3.4% of our total loan portfolio as of June 30, 2016. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.5% at June 30, 2016. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, substantially all of these loans are personally guaranteed by the owner or owners of the borrower companies.

Mortgage warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Our mortgage warehouse portfolio increased $16.5 million, or 27.9%, to $75.6 million as of June 30, 2016 compared to $59.1 million as of December 31, 2015. Volumes fluctuate based on the level of market demand for the product, as well as overall market interest rates, and tend to peak at the end of each month.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2016 and December 31, 2015, 55.6% and 52.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $61.2 million, or 8.2%, to $806.8 million as of June 30, 2016 from $745.6 million as of December 31, 2015, as a result of organic loan growth in the commercial real estate portfolio during the first six months of 2016.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $6.9 million, or 4.5%, to $161.6 million as of June 30, 2016 compared to $154.6 million as of December 31, 2015 as a result of organic loan growth in the commercial real estate construction portfolio during the first six months of 2016.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $9.2 million, or 4.5%, to $214.4 million as of June 30, 2016 from $205.2 million as of December 31, 2015 as a result of organic loan growth in the 1-4 family residential portfolio during the first six months of 2016.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $7.8 million, or 8.3%, to $101.7 million as of June 30, 2016 from $93.8 million as of December 31, 2015 as a result of organic loan growth in the residential construction portfolio during the first six months of 2016.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $889 thousand, or 7.6%, to $10.9 million as of June 30, 2016 from $11.8 million as of December 31, 2015.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.

We had $7.1 million and $5.2 million in nonperforming loans as of June 30, 2016 and December 31, 2015, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$-	$209
Commercial and industrial	2,723	2,664
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	4,141	2,006
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	227	239
Residential construction	-	-
Consumer and other	33	66
Total nonaccrual loans	7,124	5,184
Accruing loans 90 or more days past due	-	-
Total nonperforming loans	7,124	5,184
Repossessed assets	128	131
Other real estate	1,397	-
Total nonperforming assets	$8,649	$5,315
Restructured loans(1)	$9,640	$491
Nonperforming assets to total assets	0.37%	0.25%
Nonperforming loans to total loans	0.41%	0.31%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2016 and December 31, 2015, we had $9.7 million and $6.4 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2016, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at June 30, 2016, 96.7% related to six customers in the energy related industry, 2.5% related to one customer in the automotive repair industry and 0.8% related to one customer in the clothing manufacturing industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at June 30, 2016 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade allocation methodology.

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

All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan, and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of June 30, 2016 was $1.5 million, or 0.83%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At June 30, 2016, our allowance for loan losses amounted to $14.9 million, or 0.85%, of total loans compared with $13.1 million, or 0.78%, as of December 31, 2015. Excluding the acquired loans at June 30, 2016, the allowance would have been 0.98% of total loans. The increase in the allowance of $1.8 million for the six months ended June 30, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in the required reserve associated with organic loan growth and the increase in potential problem loans. We believe that the allowance for loan losses at June 30, 2016 and December 31, 2015 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.06% for the six months ended June 30, 2016 compared to 0.01% for the six months ended June 30, 2015 and 0.06% for the year ended December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Average loans outstanding	$1,694,029	$1,447,629
Gross loans outstanding at end of period	1,753,683	1,561,657
Allowance for loan losses at beginning of period	13,098	8,246
Provision for loan losses	2,355	2,103
Charge-offs:
Commercial and industrial loans	(443)	(82)
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	(129)	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	-	-
Residential construction	-	-
Consumer and other	(22)	(18)
Total charge-offs for all loan types	(594)	(100)
Recoveries:
Commercial and industrial loans	45	39
Mortgage warehouse	-	-
Real estate:
Commercial real estate (including multi-family residential)	-	-
Commercial real estate construction and land development	-	-
1-4 family residential (including home equity)	10	-
Residential construction	-	22
Consumer and other	3	2
Total recoveries for all loan types	58	63
Net charge-offs	(536)	(37)
Allowance for loan losses at end of period	$14,917	$10,312
Allowance for loan losses to total loans	0.85%	0.66%
Net charge-offs to average loans (1)	0.06%	0.01%
Allowance for loan losses to nonperforming loans	209.39%	180.22%

(1)	Interim period annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements, and to meet regulatory capital requirements. As of June 30, 2016, the carrying amount of investment securities totaled $303.5 million, an increase of $138.4 million, or 83.8%, compared with $165.1 million as of December 31, 2015. Securities represented 12.8% and 7.9% of total assets as of June 30, 2016 and December 31, 2015, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,708	$656	$-	$9,364
Municipal securities	209,540	8,953	-	218,493
Agency mortgage-backed pass-through securities	26,556	651	(102)	27,105
Corporate bonds	48,121	401	(21)	48,501
Total	$292,925	$10,661	$(123)	$303,463

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$-	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

As of June 30, 2016, we do not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2016, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	June 30, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,012	1.46%	$6,696	3.23%	$-	0.00%	$8,708	2.82%
Municipal securities	5,090	1.65%	17,720	2.63%	67,735	3.07%	118,995	4.29%	209,540	3.69%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,576	2.21%	21,980	2.26%	26,556	2.25%
Other securities	-	0.00%	48,121	2.35%	-	0.00%	-	0.00%	48,121	2.35%
Total	$5,090	1.65%	$67,853	2.40%	$79,007	3.03%	$140,975	3.97%	$292,925	3.31%

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$-	0.00%	$2,010	1.46%	$6,664	3.23%	$-	0.00%	$8,674	2.82%
Municipal securities	7,176	1.48%	15,290	2.53%	32,078	3.22%	69,265	4.75%	123,809	3.89%
Agency mortgage-backed pass-through securities	-	0.00%	-	0.00%	4,328	2.22%	25,183	2.54%	29,511	2.49%
Agency collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$7,176	1.48%	$17,300	2.41%	$43,070	3.12%	$94,448	4.16%	$161,994	3.58%

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

As of June 30, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity.

The average yield of our securities portfolio was 2.30% during the six months ended June 30, 2016 compared with 2.12% for the six months ended June 30, 2015. The increase in average yield during the first six months of 2016 compared to the same period in 2015 was primarily due to our investment in higher-yielding, longer-duration securities.

Goodwill and Core Deposit Intangible Assets

Our goodwill as of June 30, 2016 and December 31, 2015 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of June 30, 2016 and December 31, 2015, was $4.4 million and $5.2 million, respectively, and decreased primarily as a result of the sale of the two Central Texas branch locations during the first quarter of 2016. Core deposit intangible assets arising from the F&M Bancshares acquisition and the Independence acquisition are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

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

Total deposits at June 30, 2016 were $1.84 billion, an increase of $84.2 million, or 4.8%, compared with $1.76 billion at December 31, 2015. Noninterest-bearing deposits at June 30, 2016 were $630.7 million, an increase of $10.4 million, or 1.7%, compared with $620.3 million at December 31, 2015. Interest-bearing deposits at June 30, 2016 were $1.21 billion, an increase of $73.8 million, or 6.5%, compared with $1.14 billion at December 31, 2015.

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2016, we had a total borrowing capacity of $624.2 million, of which $363.7 million was available and $260.5 million was outstanding. Short-term FHLB advances of $30.0 million were outstanding at June 30, 2016, at a weighted average rate of 0.56%. Long-term FHLB borrowings of $200.0 million were outstanding at June 30, 2016, at a weighted average rate of 0.36%. Letters of credit were $30.5 million at June 30, 2016, of which $2.5 million will expire in August 2016, $25.0 million will expire in October 2016 and $3.0 million will expire in February 2017.

Credit Agreement

As of June 30, 2016 and December 31, 2015, we had $569 thousand of indebtedness owed to another financial institution. On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a revolving credit agreement. Pursuant to this agreement, we borrowed approximately $10.1 million in December 2014 to pay off the prior indebtedness. In January 2015, we borrowed an additional $18.0 million under the revolving credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million under the revolving credit agreement with a portion of the proceeds from the Company’s initial public offering.

Our borrowing under the revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.25% at June 30, 2016. Interest payments are due quarterly. The revolving credit agreement is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under the revolving credit agreement is $30.0 million, which is reduced by $4.3 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

The revolving credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of June 30, 2016, we believe we are in compliance with all such debt covenants and the lender has not delivered any notice of noncompliance under the terms of the applicable credit documents.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2016 and December 31, 2015 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of June 30, 2016
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$-	$569	$569
Operating leases	1,312	2,539	2,748	4,465	11,064
Total	$1,312	$2,539	$2,748	$5,034	$11,633

	As of December 31, 2015
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Bank loan	$-	$-	$-	$569	$569
Operating leases	2,379	4,303	2,370	2,725	11,777
Total	$2,379	$4,303	$2,370	$3,294	$12,346

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

As of June 30, 2016 and December 31, 2015, we had outstanding $553.1 million and $474.9 million, respectively, in commitments to extend credit and $8.2 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2016 and the year ended December 31, 2015, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $246.4 million, or 17.0%, for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.5 years and modified duration of 5.6 years at June 30, 2016, and a weighted average life of 7.0 years and modified duration of 6.0 years at December 31, 2015.

As of June 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), less goodwill, other disallowed intangible assets, and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of June 30, 2016 and December 31, 2015, the Bank was well-capitalized.

Total stockholder’s equity was $276.3 million at June 30, 2016, compared with $258.5 million at December 31, 2015, an increase of $17.8 million, or 6.9%. This increase was primarily the result of net income of $11.6 million for the six months ended June 30, 2016.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards:

		To Be Categorized As
	Minimum Required	Well Capitalize Under
	For Capital	Prompt Corrective
	Adequacy Purposes	Action Provisions	Actual Ratio
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	11.69%
Leverage ratio (to average assets)	4.00%	N/A	10.43%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	12.16%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.92%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	11.72%
Leverage ratio (to average assets)	4.00%	N/A	11.02%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	12.21%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.92%

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective
	Adequacy Purposes	Action Provisions	Actual Ratio
ALLEGIANCE BANK:
As of June 30, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	11.20%
Leverage ratio (to average assets)	4.00%	5.00%	9.61%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	11.20%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.97%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	11.25%
Leverage ratio (to average assets)	4.00%	5.00%	10.16%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	11.25%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.96%

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
+300	0.2%	5.2%	(2.2)%	(0.4)%
+200	(0.3)%	3.0%	(1.1)%	(0.1)%
+100	(0.6)%	1.0%	(0.4)%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.9%	1.5%	(1.0)%	(0.6)%

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

PART II—OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

From time to time, we are subject to claims and litigation arising in the ordinary course of business. In the opinion of management, we are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor. We intend to defend ourselves vigorously against any future claims or litigation.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))
3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1*	Allegiance Bancshares, Inc. Form of Non-Employee Director Restricted Stock Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: August 12, 2016	By: /s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: August 12, 2016	By: /s/ Laurence L. Lehman III
Laurence L. Lehman III
Chief Financial Officer