Form 10-Q
period 2016-09-30
Allegiance Bancshares, Inc.
filed 2016-11-10
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016, there were 12,905,068 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$133,053	$63,380
Interest-bearing deposits at other financial institutions	92,029	85,051
Total cash and cash equivalents	225,082	148,431
Available for sale securities, at fair value	310,033	165,097
Loans held for sale	—	27,887
Loans held for investment	1,830,722	1,653,165
Less: allowance for loan losses	(17,185)	(13,098)
Loans, net	1,813,537	1,667,954
Accrued interest receivable	6,962	6,518
Premises and equipment, net	17,811	18,471
Other real estate owned	1,138	—
Federal Home Loan Bank stock	11,938	2,569
Branch assets held for sale	—	1,398
Bank owned life insurance	21,684	21,211
Goodwill	39,389	39,389
Core deposit intangibles, net	4,250	5,230
Other assets	10,078	8,311
TOTAL ASSETS	$2,461,902	$2,084,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$604,278	$620,320
Interest-bearing
Demand	112,009	97,826
Money market and savings	504,481	431,305
Certificates and other time	680,111	609,682
Total interest-bearing deposits	1,296,601	1,138,813
Total deposits	1,900,879	1,759,133
Accrued interest payable	259	124
Short-term borrowings	61,000	50,000
Other borrowed funds	200,569	569
Subordinated debentures	9,169	9,089
Other liabilities	8,931	7,174
Total liabilities	2,180,807	1,826,089
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 12,905,068 shares issued and outstanding at September 30, 2016 and 12,814,696 shares issued and 12,812,985 shares outstanding at December 31, 2015	12,905	12,815
Capital surplus	211,349	209,285
Retained earnings	51,491	34,411
Accumulated other comprehensive income	5,350	2,017
Less: Treasury stock, at cost, 1,711 shares at December 31, 2015. There were no treasury shares outstanding at September 30, 2016.	—	(38)
Total stockholders’ equity	281,095	258,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,461,902	$2,084,579
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$24,057	$21,627	$69,124	$63,012
Securities:
Taxable	607	252	1,329	694
Tax-exempt	1,505	723	3,402	1,441
Deposits in other financial institutions	150	43	442	167
Total interest income	26,319	22,645	74,297	65,314
INTEREST EXPENSE:
Demand, money market and savings deposits	651	545	1,764	1,582
Certificates and other time deposits	1,872	1,287	5,097	3,642
Short-term borrowings	63	47	308	49
Subordinated debentures	123	114	360	439
Other borrowed funds	201	245	326	691
Total interest expense	2,910	2,238	7,855	6,403
NET INTEREST INCOME	23,409	20,407	66,442	58,911
Provision for loan losses	2,214	1,530	4,569	3,633
Net interest income after provision for loan losses	21,195	18,877	61,873	55,278
NONINTEREST INCOME:
Nonsufficient funds fees	175	179	483	512
Service charges on deposit accounts	182	163	500	514
Gain on sale of branch assets	—	—	2,050	—
Gain (loss) on sales of other real estate	60	1	60	(5)
Gain on sales of loans	—	235	—	235
Bank owned life insurance income	154	167	473	433
Other	703	456	2,224	1,325
Total noninterest income	1,274	1,201	5,790	3,014
NONINTEREST EXPENSE:
Salaries and employee benefits	9,781	8,996	28,231	26,419
Net occupancy and equipment	1,260	1,289	3,706	3,647
Depreciation	404	414	1,236	1,190
Data processing and software amortization	655	841	1,930	2,294
Professional fees	442	343	1,377	1,220
Regulatory assessments and FDIC insurance	396	296	1,096	990
Core deposit intangibles amortization	196	207	590	622
Communications	264	300	818	992
Advertising	228	188	626	510
Other	1,269	1,027	3,461	3,025
Total noninterest expense	14,895	13,901	43,071	40,909
INCOME BEFORE INCOME TAXES	7,574	6,177	24,592	17,383
Provision for income taxes	2,103	1,957	7,512	5,809
NET INCOME	5,471	4,220	17,080	11,574
Preferred stock dividends	—	173	—	559
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,471	$4,047	$17,080	$11,015
EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.41	$1.33	$1.12
Diluted	$0.42	$0.40	$1.31	$1.10
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$5,471	$4,220	$17,080	$11,574
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(2,308)	2,162	5,127	1,197
Reclassification of amount realized through the sale of securities	—	—	—	—
Total other comprehensive (loss) income	(2,308)	2,162	5,127	1,197
Deferred tax expense (benefit) related to other comprehensive (loss) income	808	(756)	(1,794)	(427)
Other comprehensive (loss) income, net of tax	(1,500)	1,406	3,333	770
Comprehensive income	$3,971	$5,626	$20,413	$12,344
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2015	—	$—	7,477,309	$7,477	$104,568	$19,184	$549	$—	$131,778
Net income						11,574			11,574
Other comprehensive loss							770		770
Common stock issued in connection with the exercise of stock options and restricted stock awards			3,983	4	7				11
Repurchase of treasury stock								(51)	(51)
Issuance of common stock			4,884	5	103			14	122
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Redemption of preferred stock	(11,550)	(11,550)							(11,550)
Preferred stock dividends						(559)			(559)
Stock based compensation expense					951				951
BALANCE AT SEPTEMBER 30, 2015	—	$—	9,824,696	$9,825	$154,737	$30,199	$1,319	$(37)	$196,043

BALANCE AT JANUARY 1, 2016	—	$—	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income						17,080			17,080
Other comprehensive income							3,333		3,333
Common stock issued in connection with the exercise of stock options and restricted stock awards			90,372	90	986				1,076
Issuance of treasury stock								38	38
Stock based compensation expense					1,078				1,078
BALANCE AT SEPTEMBER 30, 2016	—	$—	12,905,068	$12,905	$211,349	$51,491	$5,350	$—	$281,095
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,080	$11,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,826	1,812
Provision for loan losses	4,569	3,633
Net amortization of premium on investments	2,048	815
Bank owned life insurance	(473)	(433)
Net accretion of discount on loans	(1,213)	(2,968)
Net amortization of discount on subordinated debentures	80	191
Net amortization of discount on certificates of deposit	(228)	(621)
Net loss on sales or write down of premises, equipment and other real estate	(60)	5
Net gain on sale of branch assets	(2,050)	—
Net gain on sales of loans	—	(235)
Federal Home Loan Bank stock dividends	(60)	(2)
Stock based compensation expense	1,078	951
Increase in accrued interest receivable and other assets	(3,461)	(227)
Increase in accrued interest payable and other liabilities	2,156	832
Net cash provided by operating activities	21,292	15,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,564,916	1,213,992
Proceeds from sales of available for sale securities	—	14,748
Purchase of available for sale securities	(2,706,773)	(1,283,220)
Net change in total loans	(168,108)	(209,271)
Proceeds from sales of loans	—	2,074
Purchase of bank premises and equipment	(590)	(1,891)
Purchase of bank owned life insurance	—	(10,000)
Net purchases of Federal Home Loan Bank stock	(9,309)	(7,220)
Net cash paid for the sale of branch assets	(5,250)	—
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	—	106,486
Net cash used in investing activities	(325,114)	(174,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(9,514)	1,449
Net increase in interest-bearing deposits	177,873	31,603
Paydowns of long-term borrowings	—	(18,000)
Proceeds from long-term borrowings	200,000	18,000
Paydowns of short-term borrowings	(20,000)	—
Proceeds from short-term borrowings	31,000	115,000
Preferred stock dividends	—	(559)
Redemption of preferred stock	—	(11,550)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	1,076	133
Issuance (repurchase) of treasury stock	38	(51)
Net cash provided by financing activities	380,473	136,025
NET CHANGE IN CASH AND CASH EQUIVALENTS	76,651	(22,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,431	167,540
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,082	$144,590
NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$—	$33,409
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	—	1,662
SUPPLEMENTAL INFORMATION:
Income taxes paid	$9,100	$5,600
Interest paid	2,541	5,675
See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Furthermore, the acquisition of F&M Bancshares, Inc. during the first quarter of 2015 may impact the comparability of year to date 2016 versus year to date 2015 comparable information.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contract with Customers (Topic 606)” ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is currently effective for the Company beginning on January 1, 2018 with retrospective application to each prior reporting period presented. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09"). Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” ("ASU 2016-10"). ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016-10 on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

2. ACQUISITIONS
2015 Acquisition
Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas: one in Rosebud, Texas and one in Mart, Texas. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to the Company’s existing banking locations. The Company acquired F&M Bancshares to further expand its Houston, Texas area market. During the first quarter of 2016, Allegiance completed the sale of the two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded a gain of approximately $2.1 million on the sale of these branches.
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
SEPTEMBER 30, 2016
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
Subsequent to the acquisition, the Company paid off $18.0 million of borrowed funds from F&M Bancshares shareholders by drawing on its borrowing facility with another financial institution. Additionally, the securities acquired from F&M Bancshares were sold subsequent to the acquisition with no income statement impact.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangible Assets
	(Dollars in thousands)
Balance as of January 1, 2015	$11,144	$1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	—	(830)
Balance as of December 31, 2015	39,389	5,230
Sale of branch assets	—	(390)
Amortization	—	(590)
Balance as of September 30, 2016	$39,389	$4,250
Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2016, there were no impairments recorded on goodwill and other intangible assets. During the first quarter of 2016, the Bank completed the sale of the two Central Texas branch locations acquired from F&M Bancshares in 2015 and wrote-down the core deposit intangible assets related to those locations.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2016 is as follows (dollars in thousands):

Remaining 2016	$195
2017	781
2018	781
2019	781
2020	744
Thereafter	968
Total	$4,250
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,871	$474	$—	$6,345
Municipal securities	222,299	6,722	(91)	228,930
Agency mortgage-backed pass-through securities	25,676	634	(69)	26,241
Corporate bonds	47,957	560	—	48,517
Total	$301,803	$8,390	$(160)	$310,033

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$—	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097
The amortized cost and fair value of investment securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$2,748	$2,768
Due after one year through five years	68,334	69,234
Due after five years through ten years	80,158	82,241
Due after ten years	124,887	129,549
Subtotal	276,127	283,792
Agency mortgage-backed pass through securities	25,676	26,241
Total	$301,803	$310,033
As of September 30, 2016, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that the Company more likely than not will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	20,343	(91)	—	—	20,343	(91)
Agency mortgage-backed pass-through securities	2,183	(5)	6,102	(64)	8,285	(69)
Corporate bonds	—	—	—	—	—	—
Total	$22,526	$(96)	$6,102	$(64)	$28,628	$(160)

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	6,867	(30)	298	(5)	7,165	(35)
Agency mortgage-backed pass-through securities	4,952	(36)	9,519	(210)	14,471	(246)
Total	$11,819	$(66)	$9,817	$(215)	$21,636	$(281)
During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares acquisition, resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. No securities were sold during the three and nine months ended September 30, 2016.
At September 30, 2016 and December 31, 2015, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated stockholders’ equity at such respective dates.
The carrying value of pledged securities was $4.9 million at September 30, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution. The Company did not have pledged securities at December 31, 2015.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Loans held for sale(1)	$—	$27,887

Commercial and industrial	402,273	383,044
Mortgage warehouse	76,043	59,071
Real estate:
Commercial real estate (including multi-family residential)	848,939	745,595
Commercial real estate construction and land development	167,936	154,646
1-4 family residential (including home equity)	228,651	205,200
Residential construction	93,923	93,848
Consumer and other	12,957	11,761
Total loans held for investment	1,830,722	1,653,165
Total loans	1,830,722	1,681,052
Allowance for loan losses	(17,185)	(13,098)
Loans, net	$1,813,537	$1,667,954

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	September 30, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$712	$—	$712	$4,983	$396,578	$402,273
Mortgage warehouse	—	—	—	—	76,043	76,043
Real estate:
Commercial real estate (including multi-family residential)	1,561	—	1,561	10,495	836,883	848,939
Commercial real estate construction and land development	99	—	99	—	167,837	167,936
1-4 family residential (including home equity)	315	—	315	11	228,325	228,651
Residential construction	856	—	856	—	93,067	93,923
Consumer and other	63	—	63	393	12,501	12,957
Total loans	$3,606	$—	$3,606	$15,882	$1,811,234	$1,830,722

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Loans held for sale	$539	$—	$539	$209	$27,139	$27,887

Commercial and industrial	1,474	—	1,474	2,664	378,906	383,044
Mortgage warehouse	—	—	—	—	59,071	59,071
Real estate:
Commercial real estate (including multi-family residential)	1,866	—	1,866	2,006	741,723	745,595
Commercial real estate construction and land development	77	—	77	—	154,569	154,646
1-4 family residential (including home equity)	1,904	—	1,904	239	203,057	205,200
Residential construction	—	—	—	—	93,848	93,848
Consumer and other	36	—	36	66	11,659	11,761
Total loans held for investment	5,357	—	5,357	4,975	1,642,833	1,653,165
Total loans	$5,896	$—	$5,896	$5,184	$1,669,972	$1,681,052

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables. The average recorded investment presented in the table below is reported on a year-to-date basis.

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$6,196	$6,949	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,607	12,693	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	798	798	—
Residential construction	—	—	—
Consumer and other	8	8	—
Total	19,609	20,448	—

With an allowance recorded:
Commercial and industrial	2,497	2,497	1,118
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	240	240	24
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	45	45	16
Total	2,782	2,782	1,158

Total:
Commercial and industrial	8,693	9,446	1,118
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,847	12,933	24
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	798	798	—
Residential construction	—	—	—
Consumer and other	53	53	16
	$22,391	$23,230	$1,158

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,842	$4,216	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	4,700	4,700	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	239	239	—
Residential construction	—	—	—
Consumer and other	82	97	—
Total	8,863	9,252	—

With an allowance recorded:
Commercial and industrial	1,573	1,573	670
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,146	1,146	180
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	19	19	9
Total	2,738	2,738	859

Total:
Commercial and industrial	5,415	5,789	670
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,846	5,846	180
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	239	239	—
Residential construction	—	—	—
Consumer and other	101	116	9
	$11,601	$11,990	$859

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$7,461	$211	$4,021	$57
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,486	159	2,022	14
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	524	16	380	2
Residential construction	—	—	—	—
Consumer and other	50	1	127	1
Total	20,521	387	6,550	74

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$8,963	$374	$4,285	$155
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	13,373	381	1,867	86
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	814	24	382	12
Residential construction	—	—	—	—
Consumer and other	61	3	132	7
Total	23,211	782	6,666	260
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
The following is a general description of the risk ratings used:
Pass—Loans classified as pass are loans with low to average risk and not otherwise classified as watch, special mention, substandard or doubtful. In addition, the guaranteed portion of SBA loans are considered pass risk rated loans.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.
Based on the most recent analysis performed, the risk category of loans by class of loan at September 30, 2016 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$372,039	$5,878	$5,381	$18,975	$—	$402,273
Mortgage warehouse	76,043	—	—	—	—	76,043
Real estate:
Commercial real estate (including multi-family residential)	787,213	16,201	7,103	38,422	—	848,939
Commercial real estate construction and land development	159,143	8,288	—	505	—	167,936
1-4 family residential (including home equity)	224,325	298	1,848	2,180	—	228,651
Residential construction	93,076	—	415	432	—	93,923
Consumer and other	12,423	397	—	137	—	12,957
Total loans	$1,724,262	$31,062	$14,747	$60,651	$—	$1,830,722

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The following table presents the risk category of loans by class of loan at December 31, 2015:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Loans held for sale	$26,570	$477	$19	$821	$—	$27,887

Commercial and industrial	366,479	8,094	1,253	7,218	—	383,044
Mortgage warehouse	59,071	—	—	—	—	59,071
Real estate:
Commercial real estate (including multi-family residential)	721,781	7,186	790	15,838	—	745,595
Commercial real estate construction and land development	152,380	1,846	—	420	—	154,646
1-4 family residential (including home equity)	200,262	2,385	390	2,163	—	205,200
Residential construction	93,848	—	—	—	—	93,848
Consumer and other	11,522	155	18	66	—	11,761
Total loans held for investment	1,605,343	19,666	2,451	25,705	—	1,653,165
Total loans	$1,631,913	$20,143	$2,470	$26,526	$—	$1,681,052

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2016 and September 30, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2016	$4,105	$—	$6,846	$1,368	$1,642	$887	$69	$14,917
Provision for loan losses	781	—	1,563	(76)	101	(159)	4	2,214

Charge-offs	(8)	—	—	—	—	—	(4)	(12)
Recoveries	22	—	43	—	—	—	1	66
Net charge-offs	14	—	43	—	—	—	(3)	54

Balance September 30, 2016	$4,900	$—	$8,452	$1,292	$1,743	$728	$70	$17,185

Nine Months Ended
Balance January 1, 2016	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	1,640	—	2,624	71	301	(92)	25	4,569

Charge-offs	(451)	—	(129)	—	—	—	(26)	(606)
Recoveries	67	—	43	—	10	—	4	124
Net charge-offs	(384)	—	(86)	—	10	—	(22)	(482)

Balance September 30, 2016	$4,900	$—	$8,452	$1,292	$1,743	$728	$70	$17,185

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2015	$2,905	$—	$4,533	$842	$1,255	$710	$67	$10,312
Provision for loan losses	820	—	434	173	68	25	10	1,530

Charge-offs	(641)	—	—	—	—	—	(8)	(649)
Recoveries	7	—	—	—	—	2	2	11
Net charge-offs	(634)	—	—	—	—	2	(6)	(638)

Balance September 30, 2015	$3,091	$—	$4,967	$1,015	$1,323	$737	$71	$11,204

Nine Months Ended
Balance January 1, 2015	$2,334	$—	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	1,434	—	1,168	437	315	238	41	3,633

Charge-offs	(723)	—	—	—	—	—	(26)	(749)
Recoveries	46	—	—	—	—	24	4	74
Net charge-offs	(677)	—	—	—	—	24	(22)	(675)

Balance September 30, 2015	$3,091	$—	$4,967	$1,015	$1,323	$737	$71	$11,204

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2016
Individually evaluated for impairment	$1,118	$—	$24	$—	$—	$—	$16	$1,158
Collectively evaluated for impairment	3,782	—	8,428	1,292	1,743	728	54	16,027
Total allowance for loan losses	$4,900	$—	$8,452	$1,292	$1,743	$728	$70	$17,185

December 31, 2015
Individually evaluated for impairment	$670	$—	$180	$—	$—	$—	$9	$859
Collectively evaluated for impairment	2,974	—	5,734	1,221	1,432	820	58	12,239
Total allowance for loan losses	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2016 and December 31, 2015:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2016
Individually evaluated for impairment	$8,693	$—	$12,847	$—	$798	$—	$53	$22,391
Collectively evaluated for impairment	393,580	76,043	836,092	167,936	227,853	93,923	12,904	1,808,331
Total loans evaluated for impairment	$402,273	$76,043	$848,939	$167,936	$228,651	$93,923	$12,957	$1,830,722

December 31, 2015
Individually evaluated for impairment	$5,415	$—	$5,846	$—	$239	$—	$101	$11,601
Collectively evaluated for impairment	377,629	59,071	739,749	154,646	204,961	93,848	11,660	1,641,564
Total loans evaluated for impairment	$383,044	$59,071	$745,595	$154,646	$205,200	$93,848	$11,761	$1,653,165

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Troubled Debt Restructurings
Following is a summary of loans modified under troubled debt restructurings during the nine months ended September 30, 2016 and September 30, 2015:

	As of September 30,
	2016			2015
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	16	$3,803	$3,803	5	$2,921	$2,915
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7	6,882	6,882	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	1	7	7	1	17	17
Total	24	$10,692	$10,692	6	$2,938	$2,932
As of September 30, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings of $12.8 million and $3.1 million, respectively. The Company allocated $920 thousand and $681 thousand of specific reserves for troubled debt restructurings at September 30, 2016 and December 31, 2015, respectively, and did not commit to lend additional amounts on these loans. As of September 30, 2016 and September 30, 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2016 and September 30, 2015, respectively. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due.
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
SEPTEMBER 30, 2016
(Unaudited)

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$225,082	$225,082	$—	$—	$225,082
Available for sale securities	310,033	—	310,033	—	310,033
Loans held for investment, net of allowance	1,813,537	—	—	1,818,526	1,818,526
Accrued interest receivable	6,962	1	1,981	4,980	6,962

Financial liabilities
Total deposits	$1,900,879	$—	$1,904,065	—	$1,904,065
Accrued interest payable	259	—	259	—	259
Short-term borrowings	61,000	—	61,000	—	61,000
Other borrowed funds	200,569	—	199,699	—	199,699
Subordinated debentures	9,169	—	9,169	—	9,169

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$148,431	$148,431	$—	$—	$148,431
Available for sale securities	165,097	—	165,097	—	165,097
Loans held for sale	27,887	—	—	27,887	27,887
Loans held for investment, net of allowance	1,640,067	—	—	1,641,862	1,641,862
Accrued interest receivable	6,518	—	1,780	4,738	6,518

Financial liabilities
Total deposits	$1,759,133	$—	$1,759,728	$—	$1,759,728
Accrued interest payable	124	—	124	—	124
Short-term borrowings	50,000	—	50,000	—	50,000
Other borrowed funds	569	—	569	—	569
Subordinated debentures	9,089	—	9,089	—	9,089

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The fair value estimates presented above are based on pertinent information available to management as of the dates indicated. The methods used to determine fair value are described in our audited financial statements which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables present fair values for assets measured at fair value on a recurring basis:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,345	$—	$6,345
Municipal securities	—	228,930	—	228,930
Agency mortgage-backed pass-through securities	—	26,241	—	26,241
Corporate bonds	—	48,517	—	48,517
	$—	$310,033	$—	$310,033

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$9,086	$—	$9,086
Municipal securities	—	126,349	—	126,349
Agency mortgage-backed pass-through securities	—	29,662	—	29,662
	$—	$165,097	$—	$165,097
There were no liabilities measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015. There were no transfers between levels during the nine months ended September 30, 2016 or September 30, 2015.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,379
Commercial real estate (including multi-family residential)	—	—	216
Consumer and other	—	—	29
Other real estate owned	—	—	1,138
	$—	$—	$2,762

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$903
Commercial real estate (including multi-family residential)	—	—	966
Consumer and other	—	—	10
	$—	$—	$1,879
Impaired Loans
During the nine months ended September 30, 2016 and 2015, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2016, the total reported fair value of impaired loans of $1.6 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.8 million that was reduced by specific allowance allocations totaling $1.2 million. At September 30, 2015, the total reported fair value of impaired loans of $2.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.8 million that was reduced by specific allowance allocations totaling $700 thousand.
Other Real Estate Owned
At September 30, 2016, the balance of other real estate owned included $1.1 million of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. At September 30, 2016, the recorded investment of commercial real estate land loans secured by non-residential real estate properties for which formal foreclosure proceeds are in process is $160 thousand. The Company did not have any other real estate owned at December 31, 2015.
7. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at September 30, 2016 and December 31, 2015 were $194.5 million and $164.7 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$423,786
After one but within two years	122,828
After two but within three years	84,464
After three but within four years	18,305
After four but within five years	30,728
Total	$680,111
8. BORROWINGS
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2016, the Company had a total borrowing capacity of $652.7 million, of which $359.4 million was available and $293.4 million was outstanding. Short-term FHLB advances of $61.0 million were outstanding at September 30, 2016, at a weighted average interest rate of 0.56%. Long-term FHLB borrowings of $200.0 million were outstanding at September 30, 2016, at a weighted average interest rate of 0.37%. Letters of credit were $32.4 million at September 30, 2016, $25.0 million will expire in October 2016, $3.0 million will expire in February 2017 and $4.3 million will expire in August 2017.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

In 2015, the Company borrowed an additional $18.0 million under a revolving credit agreement with another financial institution. The borrowing under this revolving credit agreement matures in December 2021. The Company used the funds borrowed in 2015 under this revolving credit agreement to repay amounts owed by F&M Bancshares under a previous borrowing agreement with another financial institution entered into during 2013 in conjunction with the purchase of Independence Bank. In October 2015, the Company paid down $27.5 million under this revolving credit agreement with a portion of the proceeds from the Company’s initial public offering. The revolving credit agreement requires the Company to meet certain restrictive covenants. At September 30, 2016, the Company believes it is in compliance with all such covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 3.25%, at September 30, 2016, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

Remaining 2016	$—
2017	—
2018	—
2019	—
2020	—
2021 and thereafter	569
Total	$569
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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at September 30, 2016 of $9.2 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2016, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2016 was 0.8497%.

(2)	All debentures are currently callable.

10. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of the Company’s pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2016, income tax expense was $2.1 million and $7.5 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the three and nine months ended September 30, 2015, respectively. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the three and nine months ended September 30, 2016 was 27.8% and 30.6%, respectively, compared to 31.7% and 33.4%, respectively, for the three and nine months ended September 30, 2015. The effective tax rate decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the increase in tax free income from the purchase of additional municipal securities and the cashless exercise of stock options by employees during the third quarter of 2016.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company has not recorded any interest and penalties in its income statement for the three and nine months ended September 30, 2016 and September 30, 2015. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2012.
11. STOCK BASED COMPENSATION
During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) that permits certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $370 thousand and $1.1 million for the three and nine months ended September 30, 2016, respectively, and $310 thousand and $951 thousand for the three and nine months ended September 30, 2015, respectively.
Stock Option Plan
Options to purchase a total of 1,215,881 shares of Company stock have been granted as of September 30, 2016. Under the stock option plan, options are exercisable up to 10 years from the date of the grant and are fully vested 4 years after the date of grant, unless otherwise provided by the Board of Directors.
The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

A summary of the activity in the stock option plan during the nine months ended September 30, 2016 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2016	969	$17.45	6.62	$6,006
Options granted	82	21.74
Options exercised	(61)	13.54
Options forfeited	(22)	21.54
Options outstanding, September 30, 2016	968	$17.96	6.35	$8,757
Options vested and exercisable, September 30, 2016	564	$15.47	4.91	$6,501
Share Award Plan
During 2016, the Company issued 14,651 shares of restricted stock. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2016	18	$19.68
Share awards granted	14	17.23
Share awards vested	(7)	19.06
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, September 30, 2016	25	$18.38
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$344,904	$190,292	$252,662	$222,198
Standby letters of credit	8,299	125	9,456	—
Total	$353,203	$190,417	$262,118	$222,198
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2016, the funded fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 2.46 years and 5.11%, respectively.
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

13. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines include prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s financial statements. The Company is subject to the Basel III regulatory capital framework (the "Basel III Rules").The Basel III Rules became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers. Management believes as of September 30, 2016 and December 31, 2015 the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
SEPTEMBER 30, 2016
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at September 30, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2016
Total Capital (to Risk Weighted Assets)	$260,160	12.68%	$164,120	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	233,806	11.40%	92,317	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	242,975	11.84%	123,090	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	242,975	10.25%	94,848	4.00%	N/A	N/A

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$237,178	12.92%	$146,811	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	214,991	11.72%	82,581	4.50%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	224,080	12.21%	110,109	6.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	224,080	11.02%	81,315	4.00%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2016
Total Capital (to Risk Weighted Assets)	$240,788	11.74%	$164,066	8.00%	$205,082	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	223,603	10.90%	92,287	4.50%	133,304	6.50%
Tier I Capital (to Risk Weighted Assets)	223,603	10.90%	123,049	6.00%	164,066	8.00%
Tier I Capital (to Average Tangible Assets)	223,603	9.43%	94,823	4.00%	118,529	5.00%

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$219,487	11.96%	$146,779	8.00%	$183,474	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	206,389	11.25%	82,563	4.50%	119,258	6.50%
Tier I Capital (to Risk Weighted Assets)	206,389	11.25%	110,084	6.00%	146,779	8.00%
Tier I Capital (to Average Tangible Assets)	206,389	10.16%	81,291	4.00%	101,614	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(Dollars in thousands)
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Net income attributable to common stockholders	$5,471		$4,047		$17,080		$11,015
Basic:
Weighted average common shares outstanding	12,882	$0.42	9,823	$0.41	12,860	$1.33	9,823	$1.12

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	226		180		178		178
Total	13,108	$0.42	10,003	$0.40	13,038	$1.31	10,001	$1.10
Stock options for 318 thousand shares were not considered in computing diluted earnings per common share as of September 30, 2015 because they were antidilutive. There were no antidilutive shares as of September 30, 2016.

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
Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which these statements are made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.
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
Select strategic acquisitions. We intend to continue to expand our market position in the Houston metropolitan area through organic growth, including with the establishment of de novo branch locations, and through a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. On January 1, 2015, we completed the acquisition of F&M Bancshares Inc. (“F&M Bancshares”) and its subsidiary bank, Enterprise Bank (“Enterprise”). The results for the three and nine months ended September 30, 2016 and September 30, 2015 reflect the combined entity.
Recent Developments
On January 31, 2016, the Bank completed the sale of its two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition, to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assumed certain liabilities associated with the Mart branch location at 714 Texas Avenue in Mart, Texas and the Rosebud branch location at 339 Main Street in Rosebud, Texas. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded a gain of approximately $2.1 million on the sale of these branches.
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
Our purchase credit impaired loans have generally been de minimis and comprised 0.1% of our loan portfolio at September 30, 2016. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three and nine months ended September 30, 2016 and prior periods has been immaterial.
All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At September 30, 2016, we had $205.2 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $1.1 million or 0.54%.
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
Adoption of New Accounting Standards
On January 1, 2016, we adopted ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 did not have a significant impact on our financial statements.

Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contract with Customers (Topic 606)” ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is currently effective for us beginning on January 1, 2018 with retrospective application to each prior reporting period presented. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09"). Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the our financial statements.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” ("ASU 2016-10"). ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that the adoption of this standard will have on our financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective on January 1, 2018 and is not expected to have a significant impact on our financial statements.

Results of Operations
Net income attributable to common stockholders was $5.5 million ($0.42 per diluted common share) for the three months ended September 30, 2016 compared with $4.0 million ($0.40 per diluted common share) for the three months ended September 30, 2015, an increase in net income attributable to common stockholders of $1.4 million or 35.1%. Annualized returns on average common equity were 7.77% and 8.27%, annualized returns on average tangible common equity were 9.21% and 10.77%, annualized returns on average assets were 0.90% and 0.85%, and efficiency ratios were 60.34% and 65.04% for the three months ended September 30, 2016 and September 30, 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes and provision for loan losses are not part of this calculation.
Net income attributable to common stockholders was $17.1 million ($1.31 per diluted common share) for the nine months ended September 30, 2016 compared with $11.0 million ($1.10 per diluted common share) for the nine months ended September 30, 2015, an increase in net income attributable to common stockholders of $6.1 million or 55.1%. This increase was primarily the result of the increase in average interest-earning assets due to organic growth within the loan portfolio and the increase in the securities portfolio. Additionally, net income increased partially due to the sale of two Central Texas branch locations during the first quarter 2016, resulting in after tax gain of $1.3 million. Excluding the gain on the sale of the two Central Texas branch locations, net income attributable to common stockholders would have been $15.8 million and net income per diluted common share would have been $1.20 for the nine months ended September 30, 2016. Annualized returns on average common equity were 8.40% and 7.75%, annualized returns on average tangible common equity were 10.03% and 10.16% and annualized returns on average assets were 0.99% and 0.82% for the nine months ended September 30, 2016 and September 30, 2015, respectively. Excluding the gain on the sale of the two Central Texas branch locations, the average common equity, average tangible common equity and annualized returns on average assets for the nine months ended September 30, 2016 would have been 7.75%, 9.24% and 0.92%, respectively. Our efficiency ratio was 61.37% and 66.31% for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Net Interest Income
Three months ended September 30, 2016 compared with three months ended September 30, 2015. Net interest income before the provision for loan losses for the three months ended September 30, 2016 was $23.4 million compared with $20.4 million for the three months ended September 30, 2015, an increase of $3.0 million, or 14.7%. The increase in net interest income was primarily due to organic loan growth and an increase in the securities portfolio.
Interest income was $26.3 million for the three months ended September 30, 2016, an increase of $3.7 million, or 16.2%, compared with the three months ended September 30, 2015, primarily due to an increase of $400.0 million, or 22.4%, in average interest-earning assets. Additionally, during the three months ended September 30, 2016 and September 30, 2015, we benefitted from acquisition accounting loan discount accretion of $309 thousand and $618 thousand, respectively.
Interest expense was $2.9 million for the three months ended September 30, 2016, an increase of $672 thousand compared to the three months ended September 30, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $296.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase in average interest-bearing liabilities was primarily attributable to the increase in average certificates and other time deposits of $120.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2016 was 4.39%, a decrease of 22 basis points compared to 4.61% for the three months ended September 30, 2015. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $335 thousand and $750 thousand on the tax equivalent net interest margin was an increase of 6 basis points and 17 basis points for the three months ended September 30, 2016 and September 30, 2015, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,784,763	$24,057	5.36%	$1,572,441	$21,627	5.46%
Securities	310,769	2,112	2.70%	162,308	975	2.38%
Deposits in other financial institutions	92,928	150	0.64%	53,759	43	0.31%
Total interest-earning assets	2,188,460	$26,319	4.78%	1,788,508	$22,645	5.02%
Allowance for loan losses	(15,575)			(10,618)
Noninterest-earning assets	249,363			201,952
Total assets	$2,422,248			$1,979,842

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$111,497	$95	0.34%	$97,488	$77	0.31%
Money market and savings deposits	484,587	556	0.46%	432,654	468	0.43%
Certificates and other time deposits	668,092	1,872	1.11%	547,884	1,287	0.93%
Short-term borrowings	44,163	63	0.57%	106,533	47	0.17%
Subordinated debt	9,151	123	5.35%	9,060	114	5.01%
Other borrowed funds	200,569	201	0.40%	28,069	245	3.46%
Total interest-bearing liabilities	1,518,059	$2,910	0.76%	1,221,688	$2,238	0.73%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	614,303			555,060
Other liabilities	9,821			7,292
Total liabilities	2,142,183			1,784,040
Stockholders' equity	280,065			195,802
Total liabilities and stockholders' equity	$2,422,248			$1,979,842

Net interest rate spread			4.02%			4.29%

Net interest income and margin(1)		$23,409	4.26%		$20,407	4.53%

Net interest income and margin (tax equivalent)(2)		$24,149	4.39%		$20,770	4.61%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended September 30, 2016 and September 30, 2015 and other applicable effective tax rates.

(3)	Includes loans held for sale at September 30, 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. Net interest income before provision for loan losses for the nine months ended September 30, 2016 was $66.4 million compared with $58.9 million for the nine months ended September 30, 2015, an increase of $7.5 million, or 12.8%. The increase in net interest income was primarily due to organic growth within the loan portfolio and the increase in the securities portfolio during the nine months ended September 30, 2016.
Interest income was $74.3 million for the nine months ended September 30, 2016, an increase of $9.0 million, or 13.8%, compared with the nine months ended September 30, 2015, primarily due to an increase of $6.1 million in interest income and fees on loans during the nine months ended September 30, 2016 compared to the same period in 2015 as a result of the increase in average loans outstanding of $234.8 million, or 15.8% for the same period. Additionally, during the nine months ended September 30, 2016 and September 30, 2015, we benefitted from acquisition accounting loan discount accretion of $1.1 million thousand and $3.0 million, respectively.
Interest expense was $7.9 million for the nine months ended September 30, 2016, an increase of $1.5 million compared to the nine months ended September 30, 2015. This increase was primarily attributable to the increase in average certificates and other time deposits of $88.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the nine months ended September 30, 2016 was 4.39%, a decrease of 32 basis points compared to 4.71% for the nine months ended September 30, 2015. The impact of net acquisition accounting adjustments of $1.2 million and $3.4 million on the tax equivalent net interest margin was an increase of 8 basis points and 27 basis points for the nine months ended September 30, 2016 and September 30, 2015, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,724,494	$69,124	5.35%	$1,489,690	$63,012	5.66%
Securities	256,149	4,731	2.47%	127,863	2,135	2.23%
Deposits in other financial institutions	93,700	442	0.63%	72,182	167	0.31%
Total interest-earning assets	2,074,343	$74,297	4.78%	1,689,735	$65,314	5.17%
Allowance for loan losses	(14,401)			(9,466)
Noninterest-earning assets	237,765			210,039
Total assets	$2,297,707			$1,890,308

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$103,215	$250	0.32%	$101,636	$256	0.34%
Money market and savings deposits	451,314	1,514	0.45%	419,814	1,326	0.42%
Certificates and other time deposits	636,877	5,097	1.07%	548,411	3,642	0.89%
Short-term borrowings	86,106	308	0.48%	37,384	49	0.17%
Subordinated debt	9,125	360	5.27%	8,981	439	6.54%
Other borrowed funds	106,774	326	0.41%	28,069	691	3.29%
Total interest-bearing liabilities	1,393,411	$7,855	0.75%	1,144,295	$6,403	0.75%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	624,190			540,499
Other liabilities	8,545			7,153
Total liabilities	2,026,146			1,691,947
Stockholders' equity	271,561			198,361
Total liabilities and stockholders' equity	$2,297,707			$1,890,308

Net interest rate spread			4.03%			4.42%

Net interest income and margin(1)		$66,442	4.28%		$58,911	4.66%

Net interest income and margin (tax equivalent)(2)		$68,113	4.39%		$59,533	4.71%

(1) The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the nine months ended September 30, 2016 and September 30, 2015 and other applicable effective tax rates.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$2,920	$(490)	$2,430	$9,968	$(4,088)	$231	$6,111
Securities	887	250	1,137	2,138	450	8	2,596
Deposits in other financial institutions	29	78	107	50	225	1	276
Total increase (decrease) in interest income	3,836	(162)	3,674	12,156	(3,413)	240	8,983

Interest-Bearing liabilities:
Interest-bearing demand deposits	10	8	18	4	(11)	1	(6)
Money market and savings deposits	54	34	88	95	87	5	187
Certificates and other time deposits	282	303	585	588	854	13	1,455
Short-term borrowings	(28)	44	16	64	196	—	260
Subordinated debt	1	8	9	7	(88)	2	(79)
Other borrowed funds	1,502	(1,546)	(44)	1,939	(2,307)	3	(365)
Total increase (decrease) in interest expense	1,821	(1,149)	672	2,697	(1,269)	24	1,452
Increase (decrease) in net interest income	$2,015	$987	$3,002	$9,459	$(2,144)	$216	$7,531

Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of provisions in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at September 30, 2016 and December 31, 2015 was $17.2 million and $13.1 million, respectively, representing 0.94% and 0.78% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $2.2 million provision for loan losses for the quarter ended September 30, 2016 and a $1.5 million provision for the quarter ended September 30, 2015. The increase in the provision was primarily due to organic loan growth and the increase in potential problem loans for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.
We recorded a $4.6 million provision for loan losses for the nine months ended September 30, 2016 and a $3.6 million provision for the nine months ended September 30, 2015. The increase in the provision was primarily due to organic loan growth and the increase in potential problem loans for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended September 30, 2016 compared with three months ended September 30, 2015. Noninterest income totaled $1.3 million for the three months ended September 30, 2016 compared with $1.2 million for the same period in 2015, an increase of $73 thousand, or 6.1%.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. Noninterest income totaled $5.8 million for the nine months ended September 30, 2016 compared with $3.0 million for the same period in 2015, an increase of $2.8 million, or 92.1%. This increase was primarily due to the after tax gain of $1.3 million on the sale of the two Central Texas branch locations completed during the first quarter of 2016.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$175	$179	$(4)	$483	$512	$(29)
Service charges on deposit accounts	182	163	19	500	514	(14)
Debit card and ATM card income	185	171	14	528	463	65
Gain on sale of branch assets	—	—	—	2,050	—	2,050
Gain (loss) on sales of other real estate	60	1	59	60	(5)	65
Gains on sales of loans	—	235	(235)	—	235	(235)
Bank owned life insurance income	154	167	(13)	473	433	40
Rebate from correspondent bank	172	60	112	479	161	318
Other(1)	346	225	121	1,217	701	516
Total noninterest income	$1,274	$1,201	$73	$5,790	$3,014	$2,776

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended September 30, 2016 compared with three months ended September 30, 2015. Noninterest expense was $14.9 million for the three months ended September 30, 2016 compared to $13.9 million for the three months ended September 30, 2015, an increase of $994 thousand, or 7.2%. This increase was primarily attributable to additional salaries and benefits related to the hiring of several key income producing employees over the last year.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. Noninterest expense was $43.1 million for the nine months ended September 30, 2016 compared to $40.9 million for the nine months ended September 30, 2015, an increase of $2.2 million, or 5.3%. This increase was primarily attributable to additional salaries and benefits related to the hiring of several key income producing employees over the last year.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$9,781	$8,996	$785	$28,231	$26,419	$1,812
Net occupancy and equipment	1,260	1,289	(29)	3,706	3,647	59
Depreciation	404	414	(10)	1,236	1,190	46
Data processing and software amortization	655	841	(186)	1,930	2,294	(364)
Professional fees	442	343	99	1,377	1,220	157
Regulatory assessments and FDIC insurance	396	296	100	1,096	990	106
Core deposit intangibles amortization	196	207	(11)	590	622	(32)
Communications	264	300	(36)	818	992	(174)
Advertising	228	188	40	626	510	116
Other real estate expense	118	20	98	198	63	135
Printing and supplies	80	52	28	175	240	(65)
Other	1,071	955	116	3,088	2,722	366
Total noninterest expense	$14,895	$13,901	$994	$43,071	$40,909	$2,162

(1)
Total salaries and employee benefits includes $370 thousand and $310 thousand for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $951 thousand for the nine months ended September 30, 2016 and 2015, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $785 thousand, or 8.7%, for the three months ended September 30, 2016 compared to the same period in 2015 and increased $1.8 million, or 6.9% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These increases for the three and nine months ended September 30, 2016 over the same periods in 2015 were primarily due to additional income-producing employees hired to support our growth over the past year.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of branch assets, loans and securities. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.34% and 61.37% for the three and nine months ended September 30, 2016, respectively, compared to 65.04% and 66.31% for the three and nine months ended September 30, 2015, respectively.
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
Income Taxes
The amount of federal income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $146 thousand, or 7.5%, to $2.1 million for the three months ended September 30, 2016 compared with $2.0 million for the same period in 2015. For the nine months ended September 30, 2016, income tax expense totaled $7.5 million, an increase of $1.7 million, or 29.3%, compared with $5.8 million for the same period in 2015. Our effective tax rates were 27.8% and 30.6% for the three and nine months ended September 30, 2016, respectively, and 31.7% and 33.4% for the three and nine months ended September 30, 2015, respectively. Our effective tax rate decreased for the three and nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the increase in tax free income from the purchase of additional municipal securities and from cashless exercises of stock options by employees.

Financial Condition
Loan Portfolio
At September 30, 2016, total loans (including loans held for sale) were $1.83 billion, an increase of $177.6 million, or 10.7%, compared with December 31, 2015, primarily due to organic growth in our loan portfolio.
Total loans (including loans held for sale) as a percentage of deposits were 96.3% and 94.0% as of September 30, 2016 and December 31, 2015, respectively. Our capital positions in 2015 and year to date 2016 have allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 74.4% and 79.3% as of September 30, 2016 and December 31, 2015, respectively.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

Loans held for sale(1)	$—	$27,887

Commercial and industrial	402,273	383,044
Mortgage warehouse	76,043	59,071
Real estate:
Commercial real estate (including multi-family residential)	848,939	745,595
Commercial real estate construction and land development	167,936	154,646
1-4 family residential (including home equity)	228,651	205,200
Residential construction	93,923	93,848
Consumer and other	12,957	11,761
Total loans held for investment	1,830,722	1,653,165
Total loans	1,830,722	1,681,052
Allowance for loan losses	(17,185)	(13,098)
Loans, net	$1,813,537	$1,667,954

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

The principal categories of our loan portfolio (including loans held for sale) are discussed below:
Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio slightly increased by $19.2 million, or 5.0%, to $402.3 million as of September 30, 2016 compared to $383.0 million as of December 31, 2015.
Our exposure to oil and gas exploration and production companies is roughly 3.7% of our total loan portfolio as of September 30, 2016. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.5% at September 30, 2016. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, substantially all of these loans are personally guaranteed by the owner or owners of the borrower companies.
Mortgage warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Our mortgage warehouse portfolio increased $17.0 million, or 28.7%, to $76.0 million as of September 30, 2016 compared to $59.1 million as of December 31, 2015. Volumes fluctuate based on the level of market demand for the product, as well as overall market interest rates, and tend to peak at the end of each month.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2016 and December 31, 2015, 51.1% and 52.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $103.3 million, or 13.9%, to $848.9 million as of September 30, 2016 from $745.6 million as of December 31, 2015, as a result of organic loan growth in the commercial real estate portfolio during the first nine months of 2016.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $13.3 million, or 8.6%, to $167.9 million as of September 30, 2016 compared to $154.6 million as of December 31, 2015 as a result of organic loan growth in the commercial real estate construction portfolio during the first nine months of 2016.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $23.5 million, or 11.4%, to $228.7 million as of September 30, 2016 from $205.2 million as of December 31, 2015 as a result of organic loan growth in the 1-4 family residential portfolio during the first nine months of 2016.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $75 thousand, or 0.1%, to $93.9 million as of September 30, 2016 from $93.8 million as of December 31, 2015 as a result of organic loan growth in the residential construction portfolio during the first nine months of 2016.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $1.2 million, or 10.2%, to $13.0 million as of September 30, 2016 from $11.8 million as of December 31, 2015.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.
We had $15.9 million and $5.2 million in nonperforming loans as of September 30, 2016 and December 31, 2015, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$—	$209
Commercial and industrial	4,983	2,664
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	10,495	2,006
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	11	239
Residential construction	—	—
Consumer and other	393	66
Total nonaccrual loans	15,882	5,184
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	15,882	5,184
Repossessed assets	1,138	—
Other real estate	30	131
Total nonperforming assets	$17,050	$5,315
Restructured loans(1)	$4,667	$491
Nonperforming assets to total assets	0.69%	0.25%
Nonperforming loans to total loans	0.87%	0.31%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans consist of accruing restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2016 and December 31, 2015, we had $5.2 million and $6.4 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2016, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at September 30, 2016, 94.1% related to nine customers in the energy related industry and 5.9% related to one customer in the clothing manufacturing industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at September 30, 2016 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade allocation methodology.
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
All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan, and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of September 30, 2016 was $1.2 million, or 0.74%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.
At September 30, 2016, our allowance for loan losses amounted to $17.2 million, or 0.94%, of total loans compared with $13.1 million, or 0.78%, as of December 31, 2015. Excluding the acquired loans, the allowance would have been 1.06% of total loans at September 30, 2016. The increase in the allowance of $4.1 million for the nine months ended September 30, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in the required reserve associated with organic loan growth and the increase in potential problem loans. We believe that the allowance for loan losses at September 30, 2016 and December 31, 2015 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.04% for the nine months ended September 30, 2016 compared to 0.06% for the nine months ended September 30, 2015 and 0.06% for the year ended December 31, 2015.
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Average loans outstanding	$1,724,494	$1,489,690
Gross loans outstanding at end of period	1,830,722	1,616,416
Allowance for loan losses at beginning of period	13,098	8,246
Provision for loan losses	4,569	3,633
Charge-offs:
Commercial and industrial loans	(451)	(723)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(129)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	(26)	(26)
Total charge-offs for all loan types	(606)	(749)
Recoveries:
Commercial and industrial loans	67	46
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	43	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	10	—
Residential construction	—	24
Consumer and other	4	4
Total recoveries for all loan types	124	74
Net charge-offs	(482)	(675)
Allowance for loan losses at end of period	$17,185	$11,204
Allowance for loan losses to total loans	0.94%	0.69%
Net charge-offs to average loans(1)	0.04%	0.06%
Allowance for loan losses to nonperforming loans	108.20%	181.15%

(1)	Interim period annualized.

Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, and to meet pledging requirements. As of September 30, 2016, the carrying amount of investment securities totaled $310.0 million, an increase of $144.9 million, or 87.8%, compared with $165.1 million as of December 31, 2015. Securities represented 12.6% and 7.9% of total assets as of September 30, 2016 and December 31, 2015, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.
The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,871	$474	$—	$6,345
Municipal securities	222,299	6,722	(91)	228,930
Agency mortgage-backed pass-through securities	25,676	634	(69)	26,241
Corporate bonds	47,957	560	—	48,517
Total	$301,803	$8,390	$(160)	$310,033

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$—	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097
As of September 30, 2016, we do not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2016, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	September 30, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	—%	$2,013	1.46%	$3,858	3.37%	$—	—%	$5,871	2.71%
Municipal securities	2,748	1.76%	18,365	2.72%	76,300	3.18%	124,886	4.93%	222,299	4.11%
Agency mortgage-backed pass-through securities	—	—%	—	—%	4,953	2.13%	20,723	2.00%	25,676	2.03%
Corporate bonds	—	—%	47,957	2.35%	—	—%	—	—%	47,957	2.35%
Total	$2,748	1.76%	$68,335	2.42%	$85,111	3.13%	$145,609	4.51%	$301,803	3.62%

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	—%	$2,010	1.46%	$6,664	3.23%	$—	—%	$8,674	2.82%
Municipal securities	7,176	1.48%	15,290	2.53%	32,078	3.22%	69,265	4.75%	123,809	3.89%
Agency mortgage-backed pass-through securities	—	—%	—	—%	4,328	2.22%	25,183	2.54%	29,511	2.49%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$7,176	1.48%	$17,300	2.41%	$43,070	3.12%	$94,448	4.16%	$161,994	3.58%
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
As of September 30, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity.
The average yield of our securities portfolio was 2.47% during the nine months ended September 30, 2016 compared with 2.23% for the nine months ended September 30, 2015. The increase in average yield during the first nine months of 2016 compared to the same period in 2015 was primarily due to our increased investment in the securities portfolio. This investment in higher-yielding securities replaced lower-yielding securities that matured, were called or prepaid.

Goodwill and Core Deposit Intangible Assets
Our goodwill as of September 30, 2016 and December 31, 2015 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of September 30, 2016 and December 31, 2015, was $4.3 million and $5.2 million, respectively, and decreased primarily as a result of the sale of the two Central Texas branch locations during the first quarter of 2016. Core deposit intangible assets arising from the F&M Bancshares acquisition and the Independence acquisition are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at September 30, 2016 were $1.90 billion, an increase of $141.7 million, or 8.1%, compared with $1.76 billion at December 31, 2015. Noninterest-bearing deposits at September 30, 2016 were $604.3 million, a decrease of $16.0 million, or 2.6%, compared with $620.3 million at December 31, 2015. Interest-bearing deposits at September 30, 2016 were $1.30 billion, an increase of $157.8 million, or 13.9%, compared with $1.14 billion at December 31, 2015.
Borrowings
We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2016, we had a total borrowing capacity of $652.7 million, of which $359.4 million was available and $293.4 million was outstanding. Short-term FHLB advances of $61.0 million were outstanding at September 30, 2016, at a weighted average interest rate of 0.56%. Long-term FHLB borrowings of $200.0 million were outstanding at September 30, 2016, at a weighted average interest rate of 0.37%. Letters of credit were $32.4 million at September 30, 2016, of which $25.0 million will expire in October 2016, $3.0 million will expire in February 2017 and $4.3 million will expire in August 2017.
Credit Agreement
As of September 30, 2016 and December 31, 2015, we had $569 thousand of indebtedness owed to another financial institution. On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a revolving credit agreement. Pursuant to this agreement, we borrowed approximately $10.1 million in December 2014 to pay off the prior indebtedness. In January 2015, we borrowed an additional $18.0 million under the revolving credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million under the revolving credit agreement with a portion of the proceeds from the Company’s initial public offering.
Our borrowing under the revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.25% at September 30, 2016. Interest payments are due quarterly. The revolving credit agreement is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under the revolving credit agreement is $30.0 million, which is reduced by $4.3 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.
The revolving credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of September 30, 2016, we believe we are in compliance with all such debt covenants and the lender has not delivered any notice of noncompliance under the terms of the applicable credit documents.

Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2016 and December 31, 2015 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	787	2,539	2,749	4,498	10,573
Total	$787	$2,539	$2,749	$5,067	$11,142

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,379	4,303	2,370	2,725	11,777
Total	$2,379	$4,303	$2,370	$3,294	$12,346
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
As of September 30, 2016 and December 31, 2015, we had outstanding $535.2 million and $474.9 million, respectively, in commitments to extend credit and $8.4 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2016 and the year ended December 31, 2015, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $234.8 million, or 15.8%, for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.5 years and modified duration of 5.6 years at September 30, 2016, and a weighted average life of 7.0 years and modified duration of 6.0 years at December 31, 2015.
As of September 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of September 30, 2016 and December 31, 2015, the Bank was well-capitalized.

Total stockholder’s equity was $281.1 million at September 30, 2016, compared with $258.5 million at December 31, 2015, an increase of $22.6 million, or 8.7%. This increase was primarily the result of net income of $17.1 million for the nine months ended September 30, 2016.
The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized As Well Capitalize Under Prompt Corrective Action Provisions	Actual Ratio
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	11.40%
Leverage ratio (to average assets)	4.00%	N/A	10.25%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	11.84%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.68%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	4.50%	N/A	11.72%
Leverage ratio (to average assets)	4.00%	N/A	11.02%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	N/A	12.21%
Total risk-based capital ratio (to risk weighted assets)	8.00%	N/A	12.92%

	Minimum Required For Capital Adequacy Purposes	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio
ALLEGIANCE BANK:
As of September 30, 2016
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	10.90%
Leverage ratio (to average assets)	4.00%	5.00%	9.43%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	10.90%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.74%

As of December 31, 2015
Common equity Tier 1 capital (to risk weighted assets)	4.50%	6.50%	11.25%
Leverage ratio (to average assets)	4.00%	5.00%	10.16%
Tier 1 risk-based capital ratio (to risk weighted assets)	6.00%	8.00%	11.25%
Total risk-based capital ratio (to risk weighted assets)	8.00%	10.00%	11.96%
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
+300	(2.3)%	5.2%	(4.9)%	(0.4)%
+200	(1.8)%	3.0%	(2.9)%	(0.1)%
+100	(1.3)%	1.0%	(1.3)%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	2.7%	1.5%	0.1%	(0.6)%
These results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates.
ITEM  4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Interim Chief Financial Officer.
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

3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the President and Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the President and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: November 10, 2016	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: November 10, 2016	/s/ Steven F. Retzloff
Steven F. Retzloff
President and Interim Chief Financial Officer