Form 10-K
period 2016-12-31
Allegiance Bancshares, Inc.
filed 2017-03-10
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2016 was approximately $275.9 million.
As of March 8, 2017, the number of outstanding shares of common stock was 13,073,352.
Documents Incorporated by Reference:
Portions of the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART I

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the term "Allegiance" refers to Allegiance Bancshares, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Allegiance Bancshares, Inc. and our wholly-owned banking subsidiary, Allegiance Bank, a Texas banking association, and the terms “Allegiance Bank” or the “Bank” refer to Allegiance Bank. In this Annual Report on Form 10-K, we refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area as the “Houston metropolitan area.”

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

General

Allegiance Bancshares, Inc. is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through the Company’s wholly-owned subsidiary, Allegiance Bank, it provides a diversified range of commercial banking services primarily to Houston metropolitan area-based small to medium-sized businesses, professionals and individual customers. The Company believes the size, growth and increasing economic diversity of the Houston metropolitan area, when combined with the Company’s super-community banking strategy, provides the Company with excellent opportunities for long-term, sustainable growth. The Company’s super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger local and regional banks. The Company believes this strategy presents a significant market advantage when serving small to medium-sized business customers and further enables the Company to attract talented bankers.

The Company currently operates 16 full-service banking locations and one loan production office in the Houston metropolitan area. The Company has experienced significant growth since it began banking operations in 2007, resulting from both organic growth, including de novo branching, and two whole-bank acquisitions. As of December 31, 2016, the Company had total assets of $2.45 billion, total loans of $1.89 billion, total deposits of $1.87 billion and total stockholders’ equity of $279.8 million.

Initial Public Offering

Allegiance consummated the underwritten initial public offering of its common stock in October 2015. Allegiance's common stock is traded on the NASDAQ Global Market under the ticker symbol ABTX.

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

Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering Company personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service decentralized branches and employ lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the branch level. The Company supports branch operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.

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

•
identifying and hiring additional seasoned bankers in the Houston metropolitan area who will thrive within the Company’s super-community banking model, and opening additional branches where the Company is able to attract seasoned bankers; and

•	developing new products designed to serve the increasingly diversified Houston economy, while preserving the Company’s strong culture of risk management.
Select strategic acquisitions. The Company intends to continue to expand its market position in the Houston metropolitan area through organic growth, through the development of de novo branch locations, and through a disciplined acquisition strategy. The Company focuses on like-minded community banks with similar lending strategies to its own when evaluating acquisition opportunities. The Company believes that its management’s experience in assessing, executing and integrating target institutions will allow it to capitalize on acquisition opportunities. The following table summarizes, with preacquisition historical balances, the Company’s two acquisitions to date, both of which were Houston-based banks:

Institution acquired	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
(Dollars in millions)
Independence Bank, N.A.	November 16, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares	January 1, 2015	$569.7	$410.2	$488.9	9*

* On January 31, 2016, the Company completed the sale of two additional acquired branches of Farmers & Merchants, Inc. ("F&M Bancshares") located in Central Texas and their related assets.

Competitive Strengths

The Company believes that it is well positioned to execute its super-community banking strategy as a result of the following competitive strengths:

•
Experienced, growth-focused senior management team. The Company’s senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions. The Company’s Board of Directors has many years of combined experience in serving as directors and/or officers of financial institutions. The directors have a wide array of business experience and, as residents of the Company’s primary market area, participate in and support local community activities, which is a significant asset to the Company’s business development efforts and enables the Company to be responsive to the needs of its customers.

•
Scalable banking and operational platform designed to foster and accommodate significant growth. The Company has built a capable and knowledgeable staff by utilizing the significant prior experience of the Company’s management team and employees. The Company has made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. The Company believes that its strong capital and asset quality position will allow it to grow and that the Company’s scalable operating platform will effectively support expected growth, resulting in greater efficiency and enhanced profitability.

•
Community-focused, full service customer relationships. The Company believes that its super-community banking strategy facilitates strong relationships with its customers. The Company is focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small to medium-sized businesses, professionals and individuals in the Houston metropolitan area. The Company actively solicits the deposit business of its consumer and commercial loan customers and seeks to further leverage these relationships by broadening customer relationships with additional products and services.

•
Local decision making authority and exclusive Houston focus. Recent acquisitions of local financial institutions in the Houston metropolitan area by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and the Company believes this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston metropolitan area. The Company seeks to develop comprehensive, long-term banking relationships with customers and offering an array of products and services to support its loan and deposit activities while delivering high quality customer service. The Company’s products and services are tailored to address the needs of its targeted customers. We are exclusively focused on serving the greater Houston market, which we believe positions us well to compete effectively and build strong customer relationships.

•
Focus on seasoned lenders. The Company believes its management team’s long-standing presence and experience in the Houston metropolitan area gives it valuable insight into the local market and the ability to successfully recruit talented lenders. The Company’s team of seasoned lenders has been the driver of its organic growth. The Company’s officer compensation structure, which includes equity grants, profit sharing and various incentive programs, attracts talented lenders to the Company and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.

•
Disciplined underwriting and credit administration. The Company’s management, bankers, lending officers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable the Company to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a few well-secured cases. The Company’s tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior loan committee approval. The Company intends to continue to emphasize and adhere to these procedures and controls, which it believes has helped to minimize its level of loan charge-offs.

•
Diversified loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused and diversified portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on fewer but larger lending relationships. As of December 31, 2016, our average funded core loan size was approximately $280 thousand. We do not lend directly to oil and gas exploration and production companies. As of December 31, 2016, 3.7% of our total loan portfolio is to customers in the oilfield services or oil-related industries for whom the price of oil and gas has a significant operational or financial impact. Although the Company operates in the Houston metropolitan area, the Company believes that its lack of both direct lending to oil and gas exploration and production companies and reserve-based lending will reduce the impact to the Company’s business in the event of a prolonged period of lower oil and gas prices.

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

Other Banking Services

The Company offers basic banking products and services, which we believe are attractively priced, easily understood, convenient and readily accessible to our customers. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, mobile banking and banking by telephone, mail and Internet. Customers can conveniently access their accounts by phone, through a mobile application for smartphones and tablets, as well as through Internet banking that allows customers to obtain account balances, make deposits, transfer funds, pay bills online and receive electronic delivery of statements. The Company also provides safe deposit boxes, debit cards, cash management and wire transfer services, night depository, direct deposits, cashier’s checks, and letters of credit. The Company has established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold where the requested loan amount exceeds the lending limits in our lending policies.

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

The Company competes for loans primarily with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations, all of which are actively engaged in providing various types of loans and other financial services that may offer more favorable financing than the Company is able to offer. Although some of the Company’s competitors are situated locally, others have statewide or nationwide presence. The Company believes that it is able to compete with other financial institutions because of its experienced banking professionals, the range and quality of products that it offers, the Company’s responsive decision-making with respect to loans and its emphasis on customer service, thereby establishing strong customer relationships and building customer loyalty that distinguishes the Company from its competitors.

The Company relies heavily on the continued business its bankers generate and the efforts of its officers and directors to solicit and refer potential customers, and the Company expects this reliance to continue for the foreseeable future. The Company believes that its recent market share gains in its geographic areas of operation is a reflection of the Company’s ability to compete with the larger banking franchises in its market.

Employees

As of December 31, 2016, the Company employed approximately 325 full time and 2 part time employees. None of the Company’s employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. The Company believes that it has a good relationship with its employees.

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

Statutes, regulations and policies limit the activities in which the Company may engage and how it conducts certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. The Company incurs significant costs related to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on the Company’s business.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act has had a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies; enhanced oversight of credit rating agencies; the imposition of increased capital, leverage, and liquidity requirements; and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

•Source of strength. Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future Allegiance could be required to provide financial assistance to the Bank should it experience financial distress.
•Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.
•Risk retention. On October 22, 2014, the federal regulators including the Federal Reserve, the FDIC and the SEC issued a final rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.
•Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
•Deposit insurance. The Dodd-Frank Act made permanent the general $250 thousand deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund ("DIF") will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In August 2016, the FDIC announced the DIF reserve ratio had exceeded 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges were adjusted downward for all institutions.
•Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Allegiance. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (2) enhances independence requirements for compensation committee members, (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”) allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

The requirements of the Dodd-Frank Act are in the process of being implemented and many of the requirements remain subject to regulations implemented over the course of several years. Given the uncertainty associated with the new federal administration, the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations as well as the full extent of the impact such requirements will have on our operations, is unclear.

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither we nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

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

The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

In July 2013, after a lengthy rulemaking process, the federal banking agencies published final capital rules to be effective in January 1, 2015 that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, Basel III agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the revised capital rules generally apply to all banking organizations, including the Company and the Bank. In broad terms, the final regulations increased the required quality and quantity of the capital base, reduced the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities.

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

In addition, the rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the final rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

The final Basel III framework also requires some banks and holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The final rule applies to larger banking organizations and is not applicable to the Company or the Bank.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2016, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends and Distributions

As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios.Accordingly, a bank holding company should not pay cash dividends that exceeds its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and Basel III capital requirements impose additional restrictions on the ability of banking institutions to pay dividends.

Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. The ability of the Bank to pay dividends to us is restricted by federal and state laws, regulations and policies.

Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required in order to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the Basel III capital rules, when fully implemented, may also have the effect of limiting the payment of capital distributions from the Bank.

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

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms, substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

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

The Federal Reserve’s Regulation O imposes restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

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

• Home Mortgage Disclosure Act;

• Right to Financial Privacy Act;

• Real Estate Settlement Procedures Act;

• laws regarding unfair and deceptive acts and practices; and

• usury laws.

Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

The Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase or decrease our cost of doing business, impose new restrictions on the way in which the Company conducts its operations or modify significant operational constraints that might impact the Company’s profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company and its subsidiaries’ business, financial condition or results of operations cannot be predicted. A change in laws, regulations or regulatory policies may have a material adverse effect on the Company’s business and results of operations.

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

The Company conducts its operations almost exclusively in the Houston metropolitan area. As of December 31, 2016, the substantial majority of the loans in the Company’s loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston metropolitan area, and the substantial majority of the Company’s secured loans were secured by collateral located in the Houston metropolitan area. Accordingly, the Company is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston metropolitan area are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued low oil or gas prices could have a material adverse impact on the Company’s business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Any regional or local economic downturn that affects the Houston metropolitan area or Texas more generally, or the Company’s existing borrowers, prospective borrowers or property values in the Company’s market area may affect the Company and its profitability more significantly and more adversely than those of the Company’s competitors with operations that are less geographically concentrated in the same area.

The Company may not be able to implement aspects of its growth strategy, which may affect the Company’s ability to maintain its historical earnings trends.

The Company’s growth strategy focuses on organic growth, supplemented by strategic acquisitions. The Company may not be able to execute on aspects of its growth strategy to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions, in particular, the volatility of oil and gas prices and competition, may impede or prohibit the growth of the Company’s operations, the opening of new branches and the consummation of additional acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of the Company’s growth strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the Company’s ability to adapt its existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If the Company fails to implement one or more aspects of its growth strategy, the Company may be unable to maintain its historical earnings trends, which could adversely affect its business, financial condition and results of operations.

The Company is dependent on its executive officers and other key individuals to continue the implementation of the Company’s long-term business strategy and the loss of one or more of these key individuals could curtail the Company’s growth and adversely affect its business, financial condition, results of operations and prospects.

The Company’s continued success is dependent upon the skills, experience and continued service of its executive management team and Board of Directors. The Company’s goals, strategies and continued growth are closely tied to the strengths and banking philosophy of its executive management team, including the Company’s Chairman and Chief Executive Officer, George Martinez, and its President, Steven F. Retzloff. Successful implementation of the Company’s business strategy is also dependent in part on the continued service of its branch presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of the Company’s officers in the Houston metropolitan area are important to its success. The loss of services of any of these key personnel in the future could have a negative impact on the Company’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within its market area. Currently, it is generally the Company’s policy not to have employment agreements with its officers. While the Company does not anticipate any changes in its executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and its ability to implement the Company’s business strategy.

The Company’s ability to retain bankers and recruit additional successful bankers is critical to the success of its business strategy and any failure to do so could impair its customer relationships and adversely affect its business and results of operations.

The Company’s ability to retain and grow its loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of the Company’s lenders. If the Company were to lose the services of any of its bankers, including successful bankers employed by an acquired bank, to a competitor or otherwise, the Company may not be able to retain valuable relationships and some of its customers could choose to use the services of a competitor instead of the Company’s services.

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

A key piece of the Company’s strategic growth plan involves decision-making authority at the branch level, and the Company’s business, financial condition, results of operations and prospects could be negatively affected if the Company’s local teams do not follow the Company’s internal policies or are negligent in their decision-making.

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

The Company is a business operating in the challenging and uncertain financial services environment. The success of the Company’s business and operations is sensitive to general business and economic conditions in the U.S. and locally in the Company’s industry and market. If the U.S. economy weakens and a lack of growth in population, income levels, deposits and business investment in the Company’s local market occurs, its growth and profitability from the Company’s lending, deposit and asset management services could be constrained. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. The Company has direct exposure to the residential and commercial real estate market in Texas, particularly in the Houston metropolitan area, and could be affected by these events.

Uncertain market and economic conditions can make the Company’s ability to assess the creditworthiness of customers and estimate the losses in its loan portfolio more complex. Another national economic recession or continued deterioration of conditions in the Company’s market could drive losses beyond that which is provided for in its allowance for loan losses and result in the following consequences, any of which could have a material adverse effect on the Company’s business:

•	loan delinquencies may rise:

•	nonperforming assets and foreclosures may increase;

•	demand for the Company’s products and services may decline; and

•	collateral securing the Company’s loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.

Low or volatile oil and gas prices could have an adverse impact on economic conditions in the U.S. generally and in the Houston metropolitan area specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of low oil and gas prices, including job losses, could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2016, the Company’s goodwill totaled $39.4 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect the Company’s results of operations and financial condition.

The Company focuses its business development and marketing strategy primarily on small to medium-sized businesses, which the Company categorizes as commercial borrowing relationships of less than $5 million of exposure. The Company had loans totaling approximately $1.34 billion to small to medium-sized businesses, or 70.6%, of its total loans, as of December 31, 2016 and $1.21 billion, or 72.0%, of the Company’s total loans as of December 31, 2015. Small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Houston metropolitan area or Texas and small to medium-sized businesses are adversely affected, or the Company’s borrowers are otherwise affected by adverse business developments, the Company’s business, financial condition and results of operations may be negatively affected.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings may be affected.

The allowance for loan losses is a valuation allowance for probable incurred loan losses. The Company establishes its allowance for loan losses and maintains it at a level management considers adequate to absorb probable incurred loan losses in its loan portfolio. The allowance for loan losses represents the Company’s estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. The Company’s allowance for loan losses consists of a general component based upon probable incurred but unidentified losses in the portfolio and a specific component based on individual loans that are considered impaired. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control, and any such differences may be material.

As of December 31, 2016, the Company’s allowance for loan losses was $17.9 million, which represents 0.95% of its total loans and 107.26% of the Company’s total nonperforming loans. As of December 31, 2015, the Company’s allowance for loan losses was $13.1 million, which represented 0.78% of its total loans and 252.66% of the Company’s total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or as required by the Company’s banking regulators. In addition, federal and state bank regulatory agencies periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.

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

As of December 31, 2016, $1.40 billion, or 73.8%, of the Company’s total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting the Company’s ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in the Company’s primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of the Company’s business. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect its profitability.

The Company’s commercial real estate and construction, land development and other land loan portfolios expose it to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2016, $892.0 million, or 47.2%, of the Company’s total loans was comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $159.2 million, or 8.4%, of its total loans was comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of the Company’s commercial real estate loan portfolio could require the Company to increase its allowance for loan losses, which would reduce its profitability and may have a material adverse effect on the Company’s business, financial condition and results of operations.

Real estate construction, land development and other similar land loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to its completion. These risks include:

•	the viability of the contractor:

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within the Company’s estimates; and

•	concentration of such loans with a single contractor and its affiliates.

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

As of December 31, 2016, $416.8 million, or 22.0%, of the Company’s total loans was comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. Significant adverse changes in the economy or local market conditions in which the Company’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect its business, financial condition and results of operations.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the Company’s ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank (the “FHLB”) and the Company’s ability to raise brokered deposits. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to the Company, could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. The

Company’s access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in the economy of the Houston metropolitan area or by one or more adverse regulatory actions against the Company.

As of December 31, 2016, $598.0 million, or 32.0%, of the Company’s deposits consisted of interest-bearing demand deposits and money market and savings accounts. Based on its experience, the Company believes that its deposit accounts are relatively stable sources of funds. If the Company increases interest rates paid to retain deposits, its earnings may be adversely affected, which could have an adverse effect on the Company’s business, financial condition and results of operations.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses or to fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on the Company’s liquidity, business, financial condition and results of operations.

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

Although the Company’s asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of the Company’s control, including various governmental and regulatory monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Adverse changes in the Federal Reserve interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect the Company. The Company may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect the Company’s business. The Company also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect the Company’s earnings, capital levels and overall results.

The Company could recognize losses on securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2016, the amortized cost of the Company’s securities portfolio was $321.2 million, which represented 13.1% of total assets. Factors beyond the Company’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, the Company may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.

The Company faces strong competition to attract and retain customers from other companies that offer banking services, which could impact the Company’s business by preventing it from obtaining customers and adversely affecting the Company’s future growth and profitability.

The Company conducts its operations almost exclusively in the Houston metropolitan area. Many of the Company’s competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services functionally equivalent to those provided by banks. Increased competition in the Company’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow its loan and deposit portfolios, and the Company’s business, financial condition and results of operations could be adversely affected.

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

Ensuring that the Company has adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that the Company can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be re-evaluated frequently. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on its system of internal control. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company is in the process of documenting, reviewing and, if appropriate, improving the Company’s internal controls and procedures in anticipation of being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and, when the Company ceases to be an emerging growth company under the JOBS Act, a report by the Company’s independent auditors addressing its internal controls over financial reporting. The Company’s management may conclude that its internal controls over financial reporting are not effective due to the Company’s failure to cure any identified material weakness or otherwise. Moreover, even if the Company’s management concludes that the Company’s internal controls over financial reporting are effective, the Company’s independent registered public accounting firm may disagree. In the course of their review, the Company’s independent registered public accounting firm may not be satisfied with the Company’s internal controls over financial reporting or the level at which its controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of the Company’s internal controls over financial reporting, the Company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject the Company to adverse regulatory consequences. If the Company fails to achieve and maintain the adequacy of its internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, the Company may be unable to report its financial information on a timely basis, the Company may not be able to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and the Company may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of the Company’s financial statements.

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

The Company’s operations could be interrupted if its third-party service providers experience difficulty or terminate their services.

The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, its online banking services, deposit processing and other processing services. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. If these third-party service providers experience difficulties, or terminate their services, and the Company is unable to replace them with other service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company were able to replace third-party service providers, it may be at a higher cost to the Company, which could adversely affect its business, financial condition and results of operations.

System failure or breaches of the Company’s cyber security measures could subject the Company to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure the Company uses, including the systems and infrastructure of the Company’s third-party service providers, could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect the Company’s computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses or other malware and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in the Company’s general ledger, deposit, loan and other systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, including enforcement actions that could restrict the Company’s operations, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability and reputational harm to the Company and may cause existing and potential customers to refrain from doing business with us. In addition, advances in computer capabilities could result in a compromise or breach of the systems the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Security breaches at third parties may adversely affect the Company’s business.
The Company’s customers interact with their own and other third-party systems, which pose operational risks to us. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of customers’ debit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond our control, the Company provides certain protections against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes us to significant expenses and potential losses related to reimbursing our customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, our business, financial condition and results of operations may be adversely affected.

The Company may be subject to environmental liabilities and associated costs in connection with the foreclosure on real estate assets securing the Company loan portfolio, which could adversely affect it.

A significant portion of the Company’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic substances could be discovered on the properties that secure the Company’s loans. If the Company acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, as well as for personal injury and property damage. These costs could exceed the value of the underlying properties and materially and adversely affect the Company. Although the Company has not historically and does not currently hold a material amount of real property in its loan portfolio that the Company believes presents a potential for such environmental risks, the Company does lend to borrowers in segments of the economy that may expose it to heightened environmental risk if the Company was forced to foreclose on a material amount of real property securing such loans.

Risks Related to the Company’s Industry and Regulation

The Company’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles or changes in any of them.

As a bank holding company, the Company is subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC's DIF and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee its debt and impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. The Company’s failure to comply with these laws and regulations, even if the failure follows good faith efforts to comply or reflects a difference in interpretation, could subject the Company to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

State and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s and/or the Bank’s capital, to restrict its growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If the Company becomes subject to such regulatory actions, its business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (“U.S. Treasury”) to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Department of Justice”), Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

The Company provides banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2016, the Company’s deposits from foreign nationals, primarily residents of Guatemala, accounted for less than 7.0% of its total deposits.

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

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect the Company’s earnings.

As a result of historical economic conditions and the enactment of the Dodd-Frank Act, the FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, the Company may be required to pay FDIC premiums higher than current levels. The Company’s regulatory assessments and FDIC insurance costs were $1.6 million compared with $1.3 million for the years ended December 31, 2016 and 2015, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect the Company’s business, financial condition and results of operations.

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

Risks Related to Allegiance's Common Stock

The market price of Allegiance's common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in Allegiance's common stock to decline.

The market price of Allegiance's common stock could fluctuate substantially due to a variety of factors, many of which are beyond the Company’s control, including, but not limited to:

•	general economic conditions and overall market fluctuations;

•	actual or anticipated fluctuations in the Company’s quarterly or annual financial results;

•	operating and stock price performance of other companies that investors deem comparable to the Company’s;

•	the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;

•	announcements by the Company or its competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	the public reaction to the Company’s press releases, other public announcements and filings with the SEC;

•	changes in financial estimates and recommendations by securities analysts following Allegiance's stock, or the failure of securities analysts to cover Allegiance's common stock;

•	changes in earnings estimates by securities analysts or the Company’s ability to meet those estimates;

•	the trading volume of Allegiance's common stock;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•
changes in business, legal or regulatory conditions, or other developments affecting participants in the Company’s industry, and publicity regarding the Company’s business or any of its significant customers or competitors;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	future sales of Allegiance's common stock by the Company, directors, executives and significant shareholders.

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of Allegiance's common stock and cause the value of an investment in Allegiance's common stock to decline. In addition, the stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of Allegiance's common stock over the short, medium or long term, regardless of the Company’s actual performance. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If the Company were to be involved in a class action lawsuit, the Company could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on the Company’s business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, Allegiance faces increased legal, accounting, administrative and other costs and expenses that the Company did not incur as a private company, particularly after Allegiance is no longer an emerging growth company. As a public company, Allegiance is required to:

•	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;

•	expand the roles and duties of Allegiance's Board of Directors and committees thereof;

•	maintain an internal audit function;

•	institute more comprehensive financial reporting and disclosure compliance procedures;

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance Allegiance's investor relations function;

•	establish new internal policies, including those relating to trading in the Company’s securities and disclosure controls and procedures;

•	retain additional personnel;

•	comply with The NASDAQ Stock Market listing standards; and

•	comply with the Sarbanes-Oxley Act.

Allegiance expects these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly relative to when Allegiance was not a public company. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company’s investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on the Company’s business, financial condition and results of operations. These increased costs may require the Company to divert a significant amount of money that it could otherwise use to expand the Company’s business and achieve its strategic objectives.

Allegiance may issue shares of preferred stock in the future, which could make it difficult for another company to acquire it or could otherwise adversely affect the rights of the holders of Allegiance's common stock, which could depress the price of its common stock.

Allegiance's amended and restated certificate of formation authorizes it to issue up to 1,000,000 shares of one or more series of preferred stock. Allegiance's Board of Directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by Allegiance's shareholders. Allegiance's preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of Allegiance's common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discouraging bids for Allegiance's common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of Allegiance's common stock.

Allegiance currently has no plans to pay dividends on its common stock, so holders of Allegiance's common stock may not receive funds without selling their common stock.

The Company has not paid dividends on its common stock in the past, and does not anticipate paying any dividends on Allegiance's common stock in the foreseeable future. Allegiance's ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including the Company’s business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on its ability to pay dividends. In addition, Allegiance's existing credit agreement restricts its ability to pay dividends.

Allegiance is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Allegiance's ability to satisfy its obligations.

Allegiance's primary tangible asset is the Bank. As such, Allegiance depends upon the Bank for cash distributions (through dividends on the Bank’s stock) that Allegiance uses to pay its operating expenses and satisfy its obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to Allegiance. If the Bank is unable to pay dividends to Allegiance, it will not be able to satisfy its obligations. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

Allegiance is an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Allegiance is an “emerging growth company,” as defined in the JOBS Act. As such, Allegiance is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow Allegiance, among other things;

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

In addition, even if Allegiance complies with the greater disclosure obligations of public companies that are not emerging growth companies, Allegiance may avail itself of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as Allegiance is an emerging growth company. Allegiance will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, Allegiance is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700.0 million). Investors and securities analysts may find it more difficult to evaluate Allegiance's common stock because it may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of Allegiance's common stock may be materially and adversely affected.

Allegiance's corporate governance documents and certain corporate and banking provisions of Texas law applicable to the Company could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company and other actions.

Allegiance's amended and restated certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	staggered terms for directors, who may be removed from office only for cause;

•	a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals; and

•
a provision that any special meeting of Allegiance's shareholders may be called only by a majority of the Board of Directors, the President or a holder or group of holders of at least 50% of Allegiance shares entitled to vote at the meeting.

Allegiance's amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the Board of Directors to issue shares of its preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of Allegiance's preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest in Allegiance. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.

In addition, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Furthermore, Allegiance's amended and restated certificate of formation provides that the state and federal courts located in Harris County, Texas, the county in which the City of Houston lies, will be the exclusive forum for: (a) any derivative action or proceeding brought on Allegiance's behalf; (b) any action asserting a breach of fiduciary duty; (c) any action asserting a claim against the Company arising pursuant to the Texas Business Organizations Code, Allegiance's certificate of formation, or Allegiance's bylaws; or (d) any action asserting a claim against Allegiance that is governed by the internal affairs doctrine. Shareholders of Allegiance are deemed to have notice of and have consented to the provisions of Allegiance's amended and restated certificate of formation related to choice of forum. The choice of forum provision in Allegiance's amended and restated certificate of formation may limit its shareholders’ ability to obtain a favorable judicial forum for disputes with Allegiance. Alternatively, if a court were to find the choice of forum provision contained in Allegiance's amended and restated certificate of formation to be inapplicable or unenforceable in an action, Allegiance may incur additional costs associated with resolving such action in other jurisdictions, which could harm Allegiance's business, operating results and financial condition.

Shareholders may be deemed to be acting in concert or otherwise in control of Allegiance, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

Allegiance is a bank holding company regulated by the Federal Reserve. Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or a company that controls an FDIC-insured depository institution, such as a bank holding company. These laws include the BHC Act and the Change in Bank Control Act. The determination whether an investor “controls” a depository institution or holding company is based on all of the facts and circumstances surrounding the investment.

As a general matter, a party is deemed to control a depository institution or other company if the party (1) owns or controls 25% or more of any class of voting stock of the bank or other company, (2) controls the election of a majority of the directors of the bank or other company or (3) has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Any shareholder that is deemed to “control” Allegiance for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

An investment in Allegiance's common stock is not an insured deposit and is not guaranteed by the FDIC, so investors could lose some or all of their investment.

An investment in Allegiance's common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in Allegiance's common stock is inherently risky for the reasons described herein. As a result, investors could lose some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Allegiance's principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2016, the Company had 16 full-service branches located in the Houston metropolitan area. On January 31, 2016, the Company completed the sale of its two Central Texas branches and their related assets, which the Company acquired on January 1, 2015 in connection with its acquisition of F&M Bancshares. In January 2017, the Company opened a loan production office in Houston, Texas.

The following table sets forth a list of Allegiance's principal executive office, Allegiance Bank branch locations and its loan production office.

Office	Location	Own or Lease	Square Feet
290 Office	13100 Northwest Freeway, Suite 100	Lease	11,312
	Houston, Texas 77040

Bellaire Office	5410 Bellaire Blvd., Suite B	Lease	4,010
	Bellaire, Texas 77401

Brookshire Office	550 FM 1489	Own	3,002
	Brookshire, Texas 77423

Clear Lake Office	2200 NASA Road One, Suite 100	Lease	5,945
	Houston, Texas 77058

Eldridge Office	2401 Eldridge Parkway South	Own	5,897
	Houston, Texas 77077

Galleria Office	1455 West Loop South, Suite 150	Lease	4,864
	Houston, Texas 77027

Gulf Freeway Office	7125 Gulf Freeway	Own	8,618
	Houston, Texas 77087

Heights Office	2222 North Durham	Own	4,666
	Houston, Texas 77008

Katy Office	520 Westgreen Blvd.	Own	4,811
	Katy, Texas 77450

Katy-Pin Oak Office	722 Pin Oak Road	Lease	4,600
	Katy, Texas 77494

Kirby Office	3963 Kirby Drive	Lease	4,932
	Houston, Texas 77098

Palm Center Loan Production Office	5330 Griggs Road, Suite A101	Lease	231
	Houston, Texas 77021

Memorial Spring Branch Office	8800 Katy Freeway, Suite 110	Lease	8,348
	Houston, Texas 77024

North Loop Office	1405 North Loop West	Own	6,296
	Houston, Texas 77008

Town & Country Office	650 W. Bough Lane, Suite 140	Lease	2,791
	Houston, Texas 77024

West Belt Office	8727 W. Sam Houston Parkway N.	Lease	22,412
	Houston, Texas 77040

Allegiance Corporate Office	8847 W. Sam Houston Parkway N.. Suite 200	Lease	15,248
	Houston, Texas 77040

Woodway West Office	6363 Woodway	Lease	6,123
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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of March 8, 2017, there were 13,073,352 shares outstanding and 570 shareholders of record of Allegiance's common stock.

The following table presents the high and low intraday sales prices for Allegiance's common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter Ending March 31, 2017 (through March 8, 2017)	$39.41	$31.20

Quarter Ended December 31, 2016	$37.00	$25.16
Quarter Ended September 30, 2016	$28.98	$23.10
Quarter Ended June 30, 2016	$25.49	$17.99
Quarter Ended March 31, 2016	$23.49	$14.38

Quarter Ended December 31, 2015 (beginning October 8, 2015)	$28.28	$21.97

Prior to Allegiance's initial public offering on October 8, 2015, there was no established public trading market for Allegiance's common stock.

Dividends

Allegiance has not declared or paid any dividends on its common stock in the past. Allegiance currently intends to retain all of its future earnings, if any, for use in its business and does not anticipate paying cash dividends on Allegiance's common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Allegiance's ability to pay dividends.

As a bank holding company, Allegiance's ability to pay dividends is affected by the regulations promulgated by and the policies and enforcement powers of the Federal Reserve. In addition, because Allegiance is a holding company, it is dependent upon the payment of dividends by the Bank to Allegiance as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to Allegiance. See Item 1. “Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

In connection with the F&M Bancshares acquisition, Allegiance assumed junior subordinated debentures that allow it to defer interest payments thereunder for a period of time. To the extent Allegiance elects to defer any interest payments under the junior subordinated debentures, Allegiance will be prohibited by the terms of the junior subordinated debentures from making dividend payments on its common stock until it retires the arrearages on the junior subordinated debentures. In addition, Allegiance's existing credit agreement restricts its ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	935,139	$18.21	275,667
Equity compensation plans not approved by security holders	—	—	—
Total	935,139		275,667

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of Allegiance's common stock on the NASDAQ Global Market) to December 31, 2016, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in Allegiance's common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Allegiance Bancshares, Inc., the S&P 500 Index
and the NASDAQ Bank Index
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
10/8/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
Allegiance Bancshares, Inc.
S&P 500
NASDAQ Bank

*$100 invested on 10/8/15 in Allegiance's common stock or 9/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

	October 8, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Allegiance Bancshares, Inc.	$100.00	$102.29	$79.46	$107.61	$116.78	$156.36
S&P 500	100.00	107.04	108.49	111.15	115.43	119.84
NASDAQ Bank	100.00	103.37	96.93	99.95	110.07	141.72

(Copyright © 2017 Standard & Poor's, a division of S&P Global. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2013 and 2012 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2016(1)	2015(2)	2014	2013(3)	2012
	(Dollars in thousands, except share and per share data)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$142,098	$148,431	$167,540	$213,076	$151,691
Available for sale securities	316,455	165,097	84,962	87,007	36,927
Loans held for sale	—	27,887	—	—	—
Loans held for investment	1,891,635	1,653,165	1,002,054	836,694	576,589
Allowance for loan losses	17,911	13,098	8,246	6,655	6,539
Goodwill and intangible assets, net	43,444	44,619	12,891	13,044	—
Total assets	2,450,948	2,084,579	1,280,008	1,164,759	774,308
Noninterest-bearing deposits	593,751	620,320	373,795	325,410	216,577
Interest-bearing deposits	1,276,432	1,138,813	759,889	719,921	487,499
Total deposits	1,870,183	1,759,133	1,133,684	1,045,331	704,076
Total stockholders’ equity	279,817	258,490	131,778	109,736	68,085
Total common stockholders' equity	279,817	258,490	131,778	109,736	68,085

Selected Income Statement Data:
Net interest income	$89,864	$80,166	$46,834	$33,891	$29,126
Provision for loan losses	5,469	5,792	2,150	240	2,337
Net interest income after provision for loan losses	84,395	74,374	44,684	33,651	26,789
Noninterest income	7,268	3,992	2,607	1,639	1,193
Noninterest expense	59,258	54,805	33,458	24,598	20,927
Net income before income taxes	32,405	23,561	13,833	10,692	7,055
Net income	22,851	15,786	9,005	6,839	4,555
Net income attributable to common stockholders(4)	22,851	15,227	9,005	6,839	4,555

Selected Per Share Data:
Earnings per common share, basic	$1.78	$1.45	$1.29	$1.25	$0.92
Earnings per common share, diluted	1.75	1.43	1.26	1.22	0.90
Book value per common share	21.59	20.17	17.62	15.78	13.14
Tangible book value per common share(5)	18.24	16.69	15.90	13.91	13.14
Weighted average common shares outstanding, basic	12,873,326	10,470,465	6,978,025	5,449,700	4,931,401
Weighted average common shares outstanding, diluted	13,073,932	10,654,003	7,142,377	5,621,042	5,050,603
Shares outstanding at end of period	12,958,341	12,812,985	7,477,309	6,953,125	5,182,734

	As of and for the Years Ended December 31,
	2016(1)	2015(2)	2014	2013(3)	2012
	(Dollars in thousands, except share and per share data)
Selected Performance Metrics:
Return on average assets(6)	0.98%	0.81%	0.75%	0.78%	0.65%	(12)
Return on average common equity(6)	8.36%	7.43%	7.73%	9.02%	7.38%
Return on average tangible common equity(5)(6)	9.96%	9.52%	8.70%	9.22%	7.38%	(12)
Tax equivalent net interest margin(6)(7)	4.37%	4.68%	4.31%	4.19%	4.44%	(12)
Efficiency ratio(8)	62.34%	65.27%	67.79%	69.23%	69.02%
Loans to deposits ratio	101.15%	95.56%	88.39%	80.04%	81.89%
Noninterest expense to average assets(6)	2.53%	2.83%	2.80%	2.82%	2.99%	(12)

Selected Credit Quality Ratios:
Nonperforming assets to total assets(9)	0.75%	0.25%	0.25%	0.25%	0.82%
Nonperforming loans to total loans(10)	0.88%	0.31%	0.32%	0.31%	0.94%
Allowance for loan losses to nonperforming loans(10)	107.26%	252.66%	258.98%	258.75%	121.00%
Allowance for loan losses to total loans	0.95%	0.78%	0.82%	0.80%	1.13%
Provision for loan losses to average loans(6)	0.31%	0.38%	0.23%	0.04%	0.44%	(12)
Net charge-offs to average loans(6)	0.04%	0.06%	0.06%	0.02%	0.25%	(12)

Capital Ratios:
Common equity Tier 1 capital ratio	11.30%	11.72%	N/A	N/A	N/A
Leverage capital ratio(11)	10.35%	11.02%	9.55%	9.61%	8.09%
Tier 1 risk-based capital(11)	11.73%	12.21%	11.96%	11.60%	11.04%
Total risk-based capital(11)	12.57%	12.92%	12.80%	12.39%	12.19%
Tangible common equity to tangible assets(5)	9.82%	10.48%	9.38%	8.40%	8.79%
Average stockholders’ equity to average assets(6)	11.68%	10.90%	9.76%	8.69%	8.84%	(12)

(1)	The Company completed the sale of two acquired F&M Bancshares branches during the first quarter of 2016.

(2)	The Company completed the acquisition of F&M Bancshares on January 1, 2015.

(3)	The Company completed the acquisition of Independence Bank, National Association on November 16, 2013.

(4)
On January 1, 2015, the Company issued shares of Series A and Series B preferred stock, in connection with the acquisition of F&M Bancshares, which had preferred stock outstanding pursuant to the U.S. Treasury’s Troubled Asset Relief Program. The Company paid $559 thousand in preferred dividends during 2015. On July 15, 2015, the Company redeemed all of the outstanding shares of Series A and Series B preferred stock with cash on hand for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to, but excluding, the redemption date).

(5)
The Company calculates tangible book value per share as of the end of a period as total stockholders’ equity less goodwill and other intangible assets at the end of the relevant period divided by the outstanding number of shares of its common stock at the end of such period. This is a non-GAAP financial measure. See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing selected financial information to their most directly comparable GAAP financial measures under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

(6)
Except as otherwise indicated in this footnote, the Company calculates its average assets and average common equity for a period by dividing the sum of total assets or total common stockholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. The Company calculates return on average assets by dividing net income for that period by average assets. The Company calculates return on average common equity for a period by dividing net income attributable to common stockholders for that period by average common equity and average tangible common equity, as the case may be, for that period.

(7)	Net interest margin represents net interest income divided by average interest-earning assets.

(8)
Efficiency ratio represents noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation.

(9)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.

(10)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(11)
Total assets as of December 31, 2012 were less than $1 billion. As a result of the Company’s asset size during 2012, the Company did not file consolidated regulatory reports during these periods. The capital ratios for these years represent the ratios for the Bank only.

(12)
As a result of system conversions, the Company was unable to calculate daily average balances for 2012. For this period, average loans, securities, deposits in other financial institutions, assets and equity are calculated by averaging the ending balance of the prior month and the ending balance of the current month and multiplying the average by the number of days in the current month. The 12 resulting products were then added together and the resulting sum was divided by the number of days in the year.

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

•
our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operations, as well as permitting decision-making authority at the branch level;

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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;

•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;

•	risks associated with negative public perception of the Company;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	risks associated with data processing system failures and errors;

•	potential risk of environmental liability related to lending activities;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

•
the effects of war or other conflicts, acts of terrorism (including cyberattacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may affect general economic conditions; and

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

On January 1, 2015, we completed the acquisition of F&M Bancshares and its wholly-owned subsidiary bank, Enterprise Bank. The results for the year ended 2015 reflect the combined entity. The impact of this acquisition is not reflected in the discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2014. As of December 31, 2014, F&M Bancshares, on a consolidated basis, reported total assets of $569.7 million, total loans of $410.2 million and total deposits of $488.9 million. Because the acquisition closed on January 1, 2015, our historical financial condition and results of operations as of and for periods ended on or before December 31, 2014 contained in this Annual Report on Form 10-K do not reflect the financial condition and results of operations of F&M Bancshares. In connection with the acquisition of F&M Bancshares, we incurred approximately $29.3 million in indebtedness, including by borrowing approximately $18.0 million under our revolving credit agreement to repay debt that F&M Bancshares owed to its shareholders and the assumption of junior subordinated debentures with an aggregate original principal amount of $11.3 million issued to two statutory trusts.

In addition to the impact of the acquisition of F&M Bancshares, the comparability of our consolidated results of operations for the years ended December 31, 2014 and 2013 may be affected by our acquisition of Independence Bank, National Association (“Independence”) during the fourth quarter of 2013. The results of the acquired operations of Independence were included in our results of operations for only a portion of 2013, as compared to the full years 2014, 2015 and 2016.

Initial Public Offering

We completed an initial public offering of 2,990,000 shares of Allegiance's common stock at $21.00 per share on October 7, 2015, generating net proceeds of $57.1 million. The period-over-period comparability of certain aspects of our results of operations and the changes in our financial condition from December 31, 2014 to December 31, 2016 are affected by the issuance of these shares in the offering and our receipt of the net proceeds of the sale of shares of Allegiance's common stock. In particular, the period-over-period comparability of our earnings per share and return of equity is also affected. Allegiance's common stock began trading on the NASDAQ Global Market on October 8, 2015 under the ticker symbol “ABTX.”

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

When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged off or charged down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and optional timing of the charge-off or charge-down: (1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency, (2) the collateral securing the loan has been sold and there is an actual deficiency, (3) the Bank is proceeding with lengthy legal action to collect its balance, (4) the borrower is unable to be located or (5) the borrower has filed bankruptcy. Events requiring charge-offs occur when a shortfall is identified between the recorded investment in the loan and the underlying value of the collateral.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance.

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

Accounting for Acquired Loans

At the time of an acquisition, we evaluate loans to determine if they are purchased credit impaired loans. Purchased credit impaired loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that we would be unable to collect all contractual payments. We make this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring or other factors that may suggest we will not be able to collect all contractual payments. Purchased credit impaired loans are initially recorded at fair value with the difference between fair value and estimated future cash flows accreted over the expected cash flow period as income only to the extent we can reasonably estimate the timing and amount of future cash flows. In this case, these loans would be classified as accruing. In the event we are unable to reasonably estimate timing and amount of future cash flows, the loan is classified as non-accrual. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

Our purchased credit impaired loans have generally been de minimis and comprised less than 0.04% of our loan portfolio at December 31, 2016. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for 2016 and prior periods has been immaterial.

All loans not otherwise classified as purchased credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either the loan is (1) renewed or (2) substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At December 31, 2016, we had $193.8 million in acquired loans that had not been renewed or substantially modified which is net of an unaccreted discount of $840 thousand or 0.43%.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life is not amortized, but is tested for impairment. We perform our annual impairment test on October 1st. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Recently Issued Accounting Pronouncements

We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1 of the Company’s audited consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Results of Operations

Net income attributable to common stockholders was $22.9 million, or $1.75 per diluted common share, for the year ended December 31, 2016 compared with $15.2 million, or $1.43 per diluted common share, for the year ended December 31, 2015, an increase in net income attributable to common stockholders of $7.6 million, or 50.1%. Net income attributable to common stockholders increased $6.2 million, or 69.1%, for the year ended December 31, 2015 compared with $9.0 million, or $1.26 per diluted common share, for the year ended December 31, 2014. Returns on average common equity were 8.36%, 7.43% and 7.73%, returns on average assets were 0.98%, 0.81% and 0.75% and efficiency ratios were 62.34%, 65.27% and 67.79% for the years ended December 31, 2016, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Year ended December 31, 2016 compared with the year ended December 31, 2015. Net interest income before the provision for loan losses for the year ended December 31, 2016 was $89.9 million compared with $80.2 million for the year ended December 31, 2015, an increase of $9.7 million, or 12.1%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $378.0 million, or 21.8%, for the year ended December 31, 2016 compared with the year ended December 31, 2015. The increase in our average interest-earning assets during the year ended December 31, 2016 as compared to the year ended 2015 was primarily due to organic loan growth and an increase in the size of our securities portfolio.

Interest income was $100.8 million for the year ended December 31, 2016, an increase of $12.0 million, or 13.5%, compared with the year ended December 31, 2015 primarily due to an increase of $7.9 million of interest income and fees on loans during the year ended December 31, 2016 compared to the same period in 2015 as a result of the increase in average loans outstanding of $230.0 million for the same period. The increase in interest income during the years ended December 31, 2016 and 2015, included acquisition accounting loan discount accretion of $1.4 million and $3.5 million, respectively.

Interest expense was $10.9 million for the year ended December 31, 2016, an increase of $2.3 million, or 26.3%, compared with the year ended December 31, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $272.3 million for the year ended December 31, 2016 compared with the year ended December 31, 2015. The increase in average-bearing liabilities was primarily due to the increase in average interest-bearing deposits of $129.1 million and the increase in average other borrowed funds of $108.1 million during the year ended December 31, 2016 as we entered into $200.0 million of long-term FHLB borrowings during the second quarter of 2016. In October 2015, we paid down $27.5 million on the credit agreement with a portion of the proceeds from the initial public offering. The most significant increase in interest-bearing deposits for the year ended December 31, 2016 compared to the year ended December 31, 2015 was impacted by the increase in average certificates and other time deposits of $88.8 million, or 15.9%.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2016 was 4.37%, a decrease of 31 basis points compared to 4.68% for the year ended December 31, 2015. The decrease in the net interest margin on a tax equivalent basis was primarily due to the increase in securities as a percentage of interest-earnings assets and an increase in funding costs on certificates of deposit and other borrowed funds. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $1.5 million and $4.0 million on the tax equivalent net interest margin was an increase of 7 basis points and 24 basis points for the years ended December 31, 2016 and 2015, respectively.

Year ended December 31, 2015 compared with the year ended December 31, 2014. Net interest income before the provision for loan losses for the year ended December 31, 2015 was $80.2 million compared with $46.8 million for the year ended December 31, 2014, an increase of $33.3 million, or 71.2%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $645.2 million or 59.2% for the year ended December 31, 2015 compared with the year ended December 31, 2014. The increase in our average interest-earning assets during the year ended December 31, 2015 as compared with the year ended 2014 was primarily the result of the acquisition of F&M Bancshares which was completed on January 1, 2015.

Interest income was $88.8 million for the year ended December 31, 2015, an increase of $36.4 million compared with the year ended December 31, 2014 primarily due to an increase of $35.2 million of interest income and fees on loans during the year ended December 31, 2015 compared with the same period in 2014 as a result of the increase in average loans outstanding of $608.1 million for the same period. The increase in interest income during the year ended December 31, 2015 and 2014, included acquisition accounting loan discount accretion of $3.5 million and loan premium amortization of $83 thousand, respectively.

Interest expense was $8.6 million for the year ended December 31, 2015, an increase of $3.1 million compared with the year ended December 31, 2014. This increase was primarily due to an increase in average interest-bearing liabilities of $419.9 million for the year ended December 31, 2015 compared with the year ended December 31, 2014. The increase in average-bearing liabilities was primarily due to deposits acquired in the F&M Bancshares acquisition. In addition, the increase in interest-bearing liabilities was impacted by the addition of $18.0 million borrowed under our credit agreement with another financial institution on January 1, 2015, to repay debt acquired from F&M Bancshares. We paid down $27.5 million on the credit agreement in October 2015 with a portion of the proceeds from the initial public offering. Additionally, we assumed $11.3 million of junior subordinated debentures as part of the acquisition of F&M Bancshares on January 1, 2015.

Tax equivalent net interest margin for the year ended December 31, 2015 was 4.68%, an increase of 37 basis points compared to 4.31% for the year ended December 31, 2014. The impact of net acquisition accounting adjustments of $4.0 million and $432 thousand on the tax equivalent net interest margin was an increase of 24 basis points and 3 basis points for the years ended December 31, 2015 and 2014, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(3)	$1,755,319	$93,356	5.32%	$1,525,325	$85,443	5.60%	$917,218	$50,243	5.48%
Securities	270,789	6,851	2.53%	136,277	3,124	2.29%	91,318	1,851	2.03%
Deposits in other financial institutions	87,485	571	0.65%	73,995	239	0.32%	81,839	311	0.38%
Total interest-earning assets	2,113,593	$100,778	4.77%	1,735,597	$88,806	5.12%	1,090,375	$52,405	4.81%
Allowance for loan losses	(15,200)			(10,004)			(7,276)
Noninterest-earning assets	240,202			211,419			109,852
Total assets	$2,338,595			$1,937,012			$1,192,951

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$104,212	$334	0.32%	$100,139	$163	0.16%	$69,139	$135	0.20%
Money market and savings deposits	465,403	2,103	0.45%	429,153	1,838	0.43%	263,277	1,126	0.43%
Certificates and other time deposits	648,075	7,044	1.09%	559,247	5,272	0.94%	404,006	4,081	1.01%
Short-term borrowings	78,910	398	0.50%	43,989	82	0.19%	—	—	0.00%
Subordinated debt	9,138	488	5.34%	9,004	578	6.42%	—	—	0.00%
Other borrowed funds	130,469	547	0.42%	22,354	707	3.16%	7,536	229	3.04%
Total interest-bearing liabilities	1,436,207	$10,914	0.76%	1,163,886	$8,640	0.74%	743,958	$5,571	0.75%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	620,701			554,704			328,743
Other liabilities	8,476			7,316			3,790
Total liabilities	2,065,384			1,725,906			1,076,491
	273,211			211,106			116,460
Total liabilities and stockholders' equity	$2,338,595			$1,937,012			$1,192,951

Net interest rate spread			4.01%			4.38%			4.06%

Net interest income and margin(1)		$89,864	4.25%		$80,166	4.62%		$46,834	4.30%

Net interest income and margin (tax equivalent)(2)		$92,330	4.37%		$81,156	4.68%		$47,049	4.31%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2016 vs. 2015				2015 vs. 2014
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Volume	Rate	Number of Days	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$12,919	$(5,239)	$234	$7,914	$33,310	$1,890	$35,200
Securities	3,075	643	9	3,727	911	362	1,273
Deposits in other financial institutions	44	287	1	332	(30)	(42)	(72)
Total increase (decrease) in interest income	16,038	(4,309)	244	11,973	34,191	2,210	36,401

Interest-Bearing liabilities:
Interest-bearing demand deposits	13	(3)	1	11	61	(33)	28
Money market and savings deposits	149	110	5	264	709	3	712
Certificates and other time deposits	812	1,108	14	1,934	1,568	(377)	1,191
Short-term borrowings	65	251	—	316	—	82	82
Subordinated debt	9	(101)	2	(90)	—	578	578
Other borrowed funds	3,419	(3,581)	2	(160)	450	28	478
Total increase (decrease) in interest expense	4,467	(2,216)	24	2,275	2,788	281	3,069
Increase (decrease) in net interest income	$11,571	$(2,093)	$220	$9,698	$31,403	$1,929	$33,332

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2016 and December 31, 2015 was $17.9 million and $13.1 million, respectively, representing 0.95% and 0.78% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $5.5 million provision for loan losses for the year ended December 31, 2016 compared with $5.8 million for the year ended December 31, 2015.

The provision for loan losses for the year ended December 31, 2015 was $5.8 million compared with $2.2 million for the year ended December 31, 2014. The increase in the provision was primarily due to an increase in organic loan growth, an increase of $347 thousand of allowance on impaired loans and net charge-offs of $940 thousand during the year ended December 31, 2015.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Year ended December 31, 2016 compared with the year ended December 31, 2015. Noninterest income totaled $7.3 million for the year ended December 31, 2016 compared to $4.0 million for the year ended December 31, 2015, an increase of $3.3 million, or 82.1%. This increase was primarily due to the $2.1 million gain, $1.3 million after-tax, on the sale of the two Central Texas branch locations completed during the first quarter 2016.

Year ended December 31, 2015 compared with the year ended December 31, 2014. Noninterest income totaled $4.0 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014, an increase of $1.4 million, or 53.1%. This increase was partially due to the increase in transactional deposit accounts acquired in the acquisition of F&M Bancshares which increased service charge and nonsufficient funds income and gains on the sale of two individual loans from the portfolio during the year. Additionally, noninterest income for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 due to the addition of bank owned life insurance income as we purchased bank owned life insurance during the first quarter of 2015 and in conjunction with the acquisition of F&M Bancshares we acquired life insurance policies.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$661	$703	$(42)	$703	$455	$248
Service charges on deposit accounts	677	680	(3)	680	490	190
Gain on sale of branch assets	2,050	—	2,050	—	—	—
Gain (loss) on sale of securities	30	(37)	67	(37)	82	(119)
Gain (loss) on sale of other real estate	266	(5)	271	(5)	188	(193)
Gain on sale of loans	—	235	(235)	235	—	235
Bank owned life insurance income	626	604	22	604	—	604
Debit card and ATM card income	725	638	87	638	369	269
Rebate from correspondent bank	650	254	396	254	294	(40)
Other(1)	1,583	920	663	920	729	191
Total noninterest income	$7,268	$3,992	$3,276	$3,992	$2,607	$1,385

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Year ended December 31, 2016 compared with the year ended December 31, 2015. Noninterest expense was $59.3 million for the year ended December 31, 2016 compared to $54.8 million for the year ended December 31, 2015, an increase of $4.5 million, or 8.1%. This increase is primarily attributable to increases in salaries and benefits and professional fees related to supporting growth initiatives.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$38,858	$35,324	$3,534	$35,324	$20,179	$15,145
Net occupancy and equipment	4,944	4,826	118	4,826	3,316	1,510
Depreciation	1,627	1,614	13	1,614	1,084	530
Data processing and software amortization	2,633	3,044	(411)	3,044	1,658	1,386
Professional fees	2,234	1,671	563	1,671	2,294	(623)
Regulatory assessments and FDIC insurance	1,581	1,346	235	1,346	848	498
Core deposit intangibles amortization	785	830	(45)	830	298	532
Communications	1,055	1,290	(235)	1,290	684	606
Advertising	945	781	164	781	601	180
Other real estate expense	189	199	(10)	199	6	193
Printing and supplies	241	297	(56)	297	159	138
Other	4,166	3,583	583	3,583	2,331	1,252
Total noninterest expense	$59,258	$54,805	$4,453	$54,805	$33,458	$21,347

(1)	Total salaries and employee benefits includes $1.5 million, $1.4 million and $731 thousand in stock based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Salaries and Employee Benefits. Salaries and benefits were $38.9 million for the year ended December 31, 2016, an increase of $3.5 million, or 10.0%, compared to the year ended December 31, 2015. This increase is primarily attributable to additional income-producing employees hired to support our growth over the past year.

Salaries and benefits were $35.3 million for the year ended December 31, 2015, an increase of $15.1 million, or 75.1%, compared to the year ended December 31, 2014. This increase is primarily attributable to the increase in the total size of our workforce between these periods as our full-time employees increased to 305 employees at December 31, 2015 from 195 employees at December 31, 2014. The increase is a result of the combination of the acquisition of F&M Bancshares and additional employees hired to support our growth during the year ended December 31, 2015. Additionally, we incurred severance expenses of approximately $555 thousand related to the F&M Bancshares acquisition during the year ended December 31, 2015.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $118 thousand, or 2.4%, for the year ended December 31, 2016 to $4.9 million compared to $4.8 million for the year ended December 31, 2015.

Net occupancy and equipment expenses were $4.8 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014. This increase of $1.5 million, or 45.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to the cost of the retail branches acquired in the acquisition of F&M Bancshares including utilities, rent and other occupancy expenses.

Data Processing and Software Amortization. Data processing and software amortization decreased $411 thousand, or 13.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Data processing and software amortization increased $1.4 million, or 83.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily attributable to the additional hardware and software expenses incurred as part of the acquisition of F&M Bancshares and the resulting increase in transaction volume.

Professional Fees. Professional fees increased $563 thousand, or 33.7%, for the year ended December 31, 2016 to $2.2 million from $1.7 million for the year ended December 31, 2015. This increase was primarily attributable to consulting fees incurred to support our growth initiatives during the year.

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

Core Deposit Intangibles Amortization. Core deposit intangibles amortization decreased $45 thousand, or 5.4%, to $785 thousand for the year ended December 31, 2016 compared to the year ended December 31, 2015. Core deposit intangibles are being amortized using a straight-line amortization method over their useful lives.

Core deposit intangibles amortization increased $532 thousand to $830 thousand for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase is attributable to the acquisition of F&M Bancshares.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense, excluding loan loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 62.34% for the year ended December 31, 2016 compared with 65.27% for the year ended December 31, 2015.

Our efficiency ratio was 65.27% for the year ended December 31, 2015 compared with 67.79% for the year ended December 31, 2014. The efficiency ratios for 2015 and 2014 were impacted by merger-related expenses of approximately $941 thousand and $638 thousand, respectively, related to the F&M Bancshares acquisition completed in 2015 and the Independence acquisition completed in 2013.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2015 to 2016, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $1.8 million, or 22.9%, to $9.6 million for the year ended December 31, 2016 compared with $7.8 million for the same period in 2015. For the year ended December 31, 2015, income tax expense was $7.8 million compared with $4.8 million for the year ended December 31, 2014. The increases in income tax expense year over year were primarily attributable to higher pre-tax net income.

The effective tax rates were 29.5%, 33.0% and 34.9% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate decreased for the year ended December 31, 2016 compared to the same period in 2015 and 2014 due to the increase in tax-exempt income from the purchase of additional municipal securities and from cashless exercises of stock options by employees.

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2016 and 2015. This information should be read in conjunction with the our consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2015 appearing elsewhere in this Annual Report on Form 10-K.

	Interest	Net Interest	Net Income Attributable to Common	Earnings Per Share(1)
	Income	Income	Stockholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2016
First quarter	$23,451	$21,084	$6,355	$0.49	$0.49
Second quarter	24,527	21,949	5,254	0.41	0.40
Third quarter	26,319	23,409	5,471	0.42	0.42
Fourth quarter	26,481	23,422	5,771	0.45	0.44

2015
First quarter	$20,819	$18,770	$3,345	$0.34	$0.33
Second quarter	21,850	19,734	3,623	0.37	0.36
Third quarter	22,645	20,407	4,047	0.41	0.40
Fourth quarter	23,492	21,255	4,212	0.34	0.33

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition

Loan Portfolio

At December 31, 2016, total loans were $1.89 billion, an increase of $210.6 million, or 12.5%, compared with December 31, 2015 primarily due to organic growth in our loan portfolio.

Total loans (including loans held for sale) as a percentage of deposits were 101.1% and 95.6% as of December 31, 2016 and December 31, 2015, respectively. Our capital positions in 2016 and 2015 allowed us to grow our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 77.2% and 80.6% as of December 31, 2016 and December 31, 2015, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale(1)	$—	0.0%	$27,887	1.7%	$—	0.0%	$—	0.0%	$—	0.0%

Commercial and industrial	$416,752	22.0%	$383,044	22.7%	$242,034	24.2%	$227,382	27.2%	$169,952	29.5%
Mortgage warehouse	67,038	3.5%	59,071	3.5%	28,329	2.8%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	891,989	47.2%	745,595	44.4%	429,986	42.9%	401,048	47.9%	268,810	46.5%
Commercial real estate construction and land development	159,247	8.4%	154,646	9.2%	85,484	8.5%	71,633	8.6%	36,097	6.3%
1-4 family residential (including home equity)	246,987	13.1%	205,200	12.2%	135,127	13.5%	89,334	10.7%	69,204	12.0%
Residential construction	98,657	5.2%	93,848	5.6%	72,402	7.2%	38,891	4.6%	22,352	3.9%
Consumer and other	10,965	0.6%	11,761	0.7%	8,692	0.9%	8,406	1.0%	10,174	1.8%
Total loans held for investment	1,891,635	100.0%	1,653,165	98.3%	1,002,054	100.0%	836,694	100.0%	576,589	100.0%
Total loans	1,891,635	100.0%	1,681,052	100.0%	1,002,054	100.0%	836,694	100.0%	576,589	100.0%
Allowance for Loan Losses	(17,911)		(13,098)		(8,246)		(6,655)		(6,539)
Loans, net	$1,873,724		$1,667,954		$993,808		$830,039		$570,050

(1)
Consists of loans at two former F&M Bancshares branch locations that the Company acquired on January 1, 2015. As of December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multifamily residential) loans, $2.3 million of l-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value.

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

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased $20.5 million, or 5.2%, to $416.8 million as of December 31, 2016 compared to $396.2 million as of December 31, 2015.

Our exposure to oil and gas and oil and gas related customers is 3.7% of our total loan portfolio, as of December 31, 2016. We defined these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.4% at December 31, 2016. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  The maturity of each revolving line of credit facility is normally less than 24 months, while the promissory notes that are warehoused under such facilities may have a much shorter length of time outstanding. For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes tend to peak at the end of each month. Our mortgage warehouse portfolio increased $8.0 million, or 13.5%, to $67.0 million as of December 31, 2016 compared to $59.1 million as of December 31, 2015.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2016 and December 31, 2015, 53.5% and 52.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $134.8 million, or 17.8%, to $892.0 million as of December 31, 2016 from $757.2 million as of December 31, 2015. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $12.5 million, or 30.9%, to $52.9 million as of December 31, 2016 from $40.4 million as of December 31, 2015. We had 81 multi-family loans with an average loan size of $653 thousand as of December 31, 2016.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development land loans increased $4.6 million, or 3.0% to $159.2 million as of December 31, 2016 compared to $154.6 million as of December 31, 2015.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $39.5 million, or 19.0%, to $247.0 million as of December 31, 2016 from $207.5 million as of December 31, 2015. The home equity portion of our residential real estate portfolio increased $5.8 million, or 25.3%, to $28.7 million as of December 31, 2016 from $22.9 million as of December 31, 2015. These increases were primarily the result of increased lending activity due to an increase in demand for residential real estate in the growing Houston metropolitan area.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $4.8 million, or 5.1%, to $98.7 million as of December 31, 2016 from $93.8 million as of December 31, 2015.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $1.6 million, or 12.7%, to $11.0 million as of December 31, 2016 from $12.6 million as of December 31, 2015.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$161,231	$203,873	$51,648	$416,752
Mortgage Warehouse	67,038	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	99,123	621,242	171,624	891,989
Commercial real estate construction and land development	45,591	82,495	31,161	159,247
1-4 family residential (including home equity)	45,558	115,965	85,464	246,987
Residential construction	88,864	7,259	2,534	98,657
Consumer and other	4,742	6,164	59	10,965
Total loans	$512,147	$1,036,998	$342,490	$1,891,635

Loans with predetermined (fixed) interest rates	$338,077	$905,697	$189,284	$1,433,058
Loans with floating interest rates	174,070	131,301	153,206	458,577
Total loans	$512,147	$1,036,998	$342,490	$1,891,635

	As of December 31, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$181,955	$168,914	$45,340	$396,209
	56,255	2,816	—	59,071
Real estate:
Commercial real estate (including multi-family residential)	75,528	530,513	151,151	757,192
Commercial real estate construction and land development	55,053	76,969	22,624	154,646
1-4 family residential (including home equity)	41,299	100,042	66,181	207,522
Residential construction	91,285	2,563	—	93,848
Consumer and other	5,580	6,895	89	12,564
Total loans	$506,955	$888,712	$285,385	$1,681,052

Loans with predetermined (fixed) interest rates	$308,603	$743,098	$140,877	$1,192,578
Loans with floating interest rates	198,352	145,614	144,508	488,474
Total loans	$506,955	$888,712	$285,385	$1,681,052

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston metropolitan area. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston metropolitan area. As of December 31, 2016, 2015 and 2014, commercial real estate and commercial construction loans represented 55.6%, 54.2% and 51.4%, respectively, of our total loans including loans held for sale.

Asset Quality

Nonperforming Loans

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $16.7 million, $5.2 million and $3.2 million in nonperforming loans as of December 31, 2016, 2015 and 2014, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $892 thousand, $404 thousand and $187 thousand would have been recorded as income for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$—	$209	$—	$—	$—
Commercial and industrial	3,896	2,664	1,527	2,290	2,524
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,663	2,006	1,653	—	2,687
Commercial real estate construction and land development	—	—	—	—	—
1-4 family residential (including home equity)	217	239	—	83	87
Residential construction	—	—	—	—	—
Consumer and other	12	66	4	199	106
Total nonaccrual loans	15,788	5,184	3,184	2,572	5,404
Accruing loans 90 or more days past due	911	—	—	—	—
Total nonperforming loans	16,699	5,184	3,184	2,572	5,404
Other real estate	1,503	—	—	—	—
Repossessed assets	286	131	—	332	914
Total nonperforming assets	$18,488	$5,315	$3,184	$2,904	$6,318
Restructured loans(1)	$4,831	$491	$—	$1,503	$1,074
Nonperforming assets to total assets	0.75%	0.25%	0.25%	0.25%	0.82%
Nonperforming loans to total loans	0.88%	0.31%	0.32%	0.31%	0.94%

(1)
Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2016 and 2015, we had $5.2 million and $6.4 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2016, potential problem loans consisted of 11 credit relationships. Of the total outstanding balance at December 31, 2016, 94.3% related to 10 customers in the energy related industry and 5.7% related to one customer in the clothing industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2016 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 6 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets increased $13.2 million to $18.5 million at December 31, 2016, from $5.3 million at December 31, 2015. Nonaccrual loans consisted of 62 separate credits at December 31, 2016 compared to 31 separate credits at December 31, 2015. The increase in nonaccrual loans was primarily due to an increase of $9.9 million in nonaccrual commercial real estate loans, largely the result of a $7.0 million increase in nonaccrual energy-related commercial real estate loans. Nonperforming assets were 0.88% of total loans at December 31, 2016 compared to 0.31% at December 31, 2015.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance.

All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired.

The remaining discount on the balance of acquired loans as of December 31, 2016 was $840 thousand, or 0.43%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At December 31, 2016, our allowance for loan losses amounted to $17.9 million, or 0.95% of total loans, compared with $13.1 million, or 0.78%, as of December 31, 2015.

Excluding the acquired loans at December 31, 2016, the allowance would have been 1.05% of total loans. The increase in the allowance of $4.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in required reserves associated with organic loan growth, an increase in potential problem loans, an increase of $456 thousand of allowance on impaired loans and net charge-offs of $656 thousand during the year 2016. We believe that the allowance for loan losses at December 31, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such date.

The ratio of net charge-offs to average loans outstanding decreased to 0.04% for the year ended December 31, 2016 from 0.06% at December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average loans outstanding	$1,755,319	$1,525,325	$917,218	$649,362	$533,809
Gross loans outstanding at end of period	1,891,635	1,681,052	1,002,054	836,694	576,589
Allowance for loan losses at beginning of period	13,098	8,246	6,655	6,539	5,543
Provision for loan losses	5,469	5,792	2,150	240	2,337
Charge-offs:
Commercial and industrial loans	(722)	(935)	(567)	(369)	(1,411)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(129)	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—
1-4 family residential (including home equity)	—	(40)	—	—	—
Residential construction	—	—	—	—	—
Consumer and other	(49)	(65)	(40)	(19)	(2)
Total charge-offs for all loan types	(900)	(1,040)	(607)	(388)	(1,413)
Recoveries:
Commercial and industrial loans	186	52	32	33	12
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	43	—	—	—	—
Commercial real estate construction and land development	—	18	—	—	—
1-4 family residential (including home equity)	10	—	—	228	13
Residential construction	—	24	—	1	47
Consumer and other	5	6	16	2	—
Total recoveries for all loan types	244	100	48	264	72
Net charge-offs	(656)	(940)	(559)	(124)	(1,341)
Allowance for loan losses at end of period	$17,911	$13,098	$8,246	$6,655	$6,539
Allowance to total loans	0.95%	0.78%	0.82%	0.80%	1.13%
Net charge-offs to average loans	0.04%	0.06%	0.06%	0.02%	0.25%
Allowance to nonperforming loans	107.26%	252.66%	258.98%	258.75%	121.00%

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

•
Loans classified as “substandard” have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, impaired or declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. Such loans are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•
Loans classified as “doubtful” have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable.

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

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial loans	$5,059	22.0%	$3,644	23.6%	$2,334	24.2%	$2,729	27.2%	$2,713	29.5%
Mortgage Warehouse	—	3.5%	—	3.5%	—	2.8%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	8,950	47.2%	5,914	45.0%	3,799	42.9%	2,175	47.9%	2,127	46.5%
Commercial real estate construction and land development	1,217	8.4%	1,221	9.2%	578	8.5%	357	8.6%	222	6.3%
1-4 family residential (including home equity)	1,876	13.1%	1,432	12.3%	1,008	13.5%	558	10.7%	608	12.0%
Residential construction	748	5.2%	820	5.6%	475	7.2%	598	4.6%	560	3.9%
Consumer and other	61	0.6%	67	0.8%	52	0.9%	238	1.0%	309	1.8%
Total allowance for loan losses	$17,911	100.0%	$13,098	100.0%	$8,246	100.0%	$6,655	100.0%	$6,539	100.0%

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2016, the carrying amount of investment securities totaled $316.5 million, an increase of $151.4 million or 91.7% compared with $165.1 million as of December 31, 2015. Securities represented 12.9% and 7.9% of total assets as of December 31, 2016 and 2015, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$—	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

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

As of December 31, 2016, we did not expect to sell any securities classified as available for sale with material unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2016, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,014	1.46%	$3,869	3.37%	$—	0.00%	$5,883	2.71%
Municipal securities	2,738	1.76%	27,216	2.50%	83,682	3.15%	128,865	4.91%	242,501	4.00%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,856	2.12%	22,640	2.55%	27,496	2.48%
Corporate bonds	—	0.00%	45,271	2.36%	—	0.00%	—	0.00%	45,271	2.36%
Total	$2,738	1.76%	$74,501	2.39%	$92,407	3.11%	$151,505	4.56%	$321,151	3.61%

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,010	1.46%	$6,664	3.23%	$—	0.00%	$8,674	2.82%
Municipal securities	7,176	1.48%	15,290	2.53%	32,078	3.22%	69,265	4.75%	123,809	3.89%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,328	2.22%	25,183	2.54%	29,511	2.49%
Total	$7,176	1.48%	$17,300	2.41%	$43,070	3.12%	$94,448	4.16%	$161,994	3.58%

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

As of December 31, 2016 and 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity.

The average yield of our securities portfolio was 2.53% during the year ended December 31, 2016 compared with 2.29% for the year ended December 31, 2015. The increase in average yield during 2016 compared to 2015 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangibles

Our goodwill as of December 31, 2016 and 2015 was $39.4 million. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net as of December 31, 2016 and 2015 was $4.1 million and $5.2 million, respectively. Core deposit intangibles are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

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

Total deposits at December 31, 2016 were $1.87 billion, an increase of $111.1 million, or 6.3%, compared with $1.76 billion at December 31, 2015. The deposit growth we experienced was largely the result of the growth in our customer lending base, many of whom also established a deposit relationship with us. Noninterest-bearing deposits at December 31, 2016 were $593.8 million, a decrease of $26.6 million, or 4.3%, compared with $620.3 million at December 31, 2015. Interest-bearing deposits at December 31, 2016 were $1.3 billion, an increase of $137.6 million, or 12.1%, compared with $1.14 billion at December 31, 2015.

Total deposits at December 31, 2015 were $1.76 billion, an increase of $625.4 million, or 55.2%, compared with $1.13 billion at December 31, 2014. Noninterest-bearing deposits at December 31, 2015 were $620.3 million, an increase of $246.5 million, or 66.0%, compared with $373.8 million at December 31, 2014. Interest-bearing deposits at December 31, 2015 were $1.11 billion, an increase of $378.9 million, or 49.9%, compared with $759.9 million at December 31, 2014. The increase in deposits was primarily due to the deposits acquired in the F&M Bancshares acquisition.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$104,212	0.32%	$100,139	0.16%	$69,139	0.20%
Money market and savings	465,403	0.45%	429,153	0.43%	263,277	0.43%
Certificates and other time	648,075	1.09%	559,247	0.94%	404,006	1.01%
Total interest-bearing deposits	1,217,690	0.78%	1,088,539	0.67%	736,422	0.73%
Noninterest-bearing deposits	620,701	—	554,704	—	328,743	—
Total deposits	$1,838,391	0.52%	$1,643,243	0.44%	$1,065,165	0.50%

Our ratio of average noninterest-bearing deposits to average total deposits was 33.8% for the years ended December 31, 2016 and 2015 and 30.9% for the year ended December 31, 2014.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2016	2015
	(Dollars in thousands)
Three months or less	$143,043	$130,461
Over three months through six months	79,644	81,750
Over six months through 12 months	115,095	131,991
Over 12 months through three years	185,624	115,090
Over three years	42,713	26,299
Total	$566,119	$485,591

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. Our FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2016, the Company had total borrowing capacity of $683.1 million, of which $362.7 million was available under this agreement and $320.4 million was outstanding. Short-term FHLB advances of $85.0 million were outstanding at December 31, 2016, at a weighted average rate of 0.55%. Long-term FHLB borrowings of $200.0 million were outstanding at December 31, 2016, at a weighted average rate of 0.56%. Letters of credit were $35.4 million at December 31, 2016, of which $3.0 million expired in February 2017, $7.3 million will expire in August 2017 and $25.0 million will expire in October 2017.

On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a credit agreement with another financial institution. Pursuant to this credit agreement, we borrowed approximately $10.1 million in December 2014 to pay off prior indebtedness. In January 2015, we borrowed an additional $18.0 million under the credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million on the credit agreement using a portion of the proceeds from the Initial Public Offering. As of December 31, 2016 and 2015, we had $569 thousand of indebtedness owed under the credit agreement and $10.1 million as of December 31, 2014.

Credit Agreement

Our borrowing under the revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.50% at December 31, 2016. Interest payments are due quarterly. The credit agreement is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2016, we believe we are in compliance with these debt covenants and the lender has not delivered any notice of noncompliance under the terms of the credit documents.

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.2 million at December 31, 2016. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2016 and 2015 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,654	1,820	2,087	4,513	11,074
Total	$2,654	$1,820	$2,087	$5,082	$11,643

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,379	4,303	2,370	2,725	11,777
Total	$2,379	$4,303	$2,370	$3,294	$12,346

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include both commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Commitments to extend credit	$301,554	$71,146	$21,920	$191,753	$586,373
Standby letters of credit	8,437	975	135	—	9,547
Total	$309,991	$72,121	$22,055	$191,753	$595,920

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

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2016, 2015 and 2014, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $2.34 billion, $1.94 billion and $1.19 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2016	2015	2014
Sources of Funds:
Deposits:
Noninterest-bearing	26.5%	28.6%	27.6%
Interest-bearing	52.0%	56.2%	61.7%
Short-term borrowings	3.4%	2.3%	0.0%
Subordinated debt	0.4%	0.5%	0.0%
Other borrowed funds	5.6%	1.2%	0.6%
Other liabilities	0.4%	0.4%	0.3%
Stockholders’ equity	11.7%	10.8%	9.8%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	75.1%	78.7%	76.8%
Securities	11.6%	7.0%	7.7%
Deposits in other financial institutions	3.7%	3.8%	6.9%
Noninterest-earning assets	9.6%	10.5%	8.6%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	33.8%	33.8%	30.9%
Average loans to average deposits	95.5%	92.8%	86.1%

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $230.0 million, or 15.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.7 years and modified duration of 5.8 years at December 31, 2016, and a weighted average life of 7.0 years and modified duration of 6.0 years at December 31, 2015.

As of December 31, 2016 and December 31, 2015, we had outstanding $586.4 million and $474.9 million, respectively, in commitments to extend credit and $9.5 million for both years in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2016, 2015 and 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2016, we had cash and cash equivalents of $142.1 million compared with $148.4 million at December 31, 2015, a decrease of $6.3 million. This decrease in cash and cash equivalents was primarily due to the purchase of securities of $2.73 billion, an increase in total loans of $229.3 million, paydowns of short-term borrowings of $20.0 million partially offset by proceeds from the maturities and paydowns of securities of $2.57 billion, proceeds of long-term borrowings of $200.0 million and proceeds from short-term borrowings of $55.0 million from FHLB.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2016, 2015 and 2014, the Bank was well-capitalized.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2016 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
The Company
Total capital (to risk weighted assets)	12.57%	8.00%	8.625%	N/A
Common Equity Tier 1 Capital	11.30%	4.50%	5.125%	N/A
Tier 1 capital (to risk weighted assets)	11.73%	6.00%	6.625%	N/A
Tier 1 capital (to average assets)	10.35%	4.00%	4.000%	N/A

The Bank
Total capital (to risk weighted assets)	11.61%	8.00%	8.625%	10.00%
Common Equity Tier 1 Capital	10.77%	4.50%	5.125%	6.50%
Tier 1 capital (to risk weighted assets)	10.77%	6.00%	6.625%	8.00%
Tier 1 capital (to average assets)	9.50%	4.00%	4.000%	5.00%

Total stockholder’s equity was $279.8 million at December 31, 2016, compared with $258.5 million at December 31, 2015, an increase of $21.3 million, or 8.3%. This increase was primarily due to net income of $22.9 million for the year ended December 31, 2016.

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

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. All instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency and call dates, as well as prepayment assumptions for loans and securities and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Change in Interest Rates (Basis Points)	As of December 31, 2016	As of December 31, 2015	As of December 31, 2016	As of December 31, 2015
+300	(3.3)%	5.2%	(7.4)%	(0.4)%
+200	(2.3)%	3.0%	(4.7)%	(0.1)%
+100	(1.4)%	1.0%	(2.3)%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.8%	1.5%	1.1%	(0.6)%

These results are primarily due to the duration of our loan and securities portfolio and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2016, the overall duration of our combined loan and securities portfolios increased and FHLB borrowings represented a larger proportion of our funding mix at year end.

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

•
“Tangible Equity to Tangible Assets” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible equity to tangible assets is defined as total stockholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by tangible assets, which are total assets reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in equity and total assets, each exclusive of changes in intangible assets. For tangible equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

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

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share and per share data)
Total stockholders' equity	$279,817	$258,490	$131,778	$109,736	$68,085
Less:
Goodwill and core deposit intangibles, net	43,444	44,619	12,891	13,044	—
Tangible stockholders' equity	$236,373	$213,871	$118,887	$96,692	$68,085
Less:
Preferred stock	—	—	—	—	—
Tangible common stockholders' equity	$236,373	$213,871	$118,887	$96,692	$68,085

Shares outstanding at end of period(1)	12,958,341	12,812,985	7,477,309	6,953,125	5,182,734

Tangible book value per common share	$18.24	$16.69	$15.90	$13.91	$13.14

Net income attributable to common stockholders	$22,851	$15,227	$9,005	$6,839	$4,555

Average common stockholders' equity	273,211	204,935	116,460	75,787	61,699
Less:
Average goodwill and other intangible assets, net	43,880	45,055	13,007	1,615	—
Average tangible common stockholders’ equity	$229,331	$159,880	$103,453	$74,172	$61,699

Return on average tangible common equity	9.96%	9.52%	8.70%	9.22%	7.38%	(2)

Total assets	$2,450,948	$2,084,579	$1,280,008	$1,164,759	$774,308
Less:
Goodwill and core deposit intangibles, net	43,444	44,619	12,891	13,044	—
Tangible assets	$2,407,504	$2,039,960	$1,267,117	$1,151,715	$774,308
Tangible common equity to tangible assets	9.82%	10.48%	9.38%	8.40%	8.79%

(1)
Does not include 1,711, 11,426 and 8,366 shares of treasury stock as of December 31, 2015, 2013 and 2012, respectively. There were no shares of treasury stock outstanding as of December 31, 2016 or 2014.

(2)
As a result of system conversions, we are unable to calculate daily average balances for 2012. For these periods, average loans, securities, deposits in other financial institutions, assets and equity are calculated by averaging the ending balance of the prior month and the ending balance of the current month and multiplying the average by the number of days in the current month. The twelve resulting products were then added together and the resulting sum is divided by the number of days in the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 71 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP.  All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Crowe Horwath LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. under the heading “Report of Independent Registered Public Accounting Firm.” Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an attestation report on management’s assessment of internal control over financial reporting from the Company's independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 71 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

10.2	Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (including form of awards) (incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	Credit Agreement dated as of December 22, 2014 by and among Allegiance Bancshares, Inc. and Prosperity Bank (incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement)
10.5	Consulting Agreement dated August 5, 2013 by and between Allegiance Bank (f/k/a Allegiance Bank Texas) and Lawrence G. Fraser (incorporated by reference to Exhibit 10.5 to the Registration Statement)
10.6	Allegiance Bancshares, Inc. Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2016)
10.7
Employment and Non-Competition Agreement by and between Allegiance Bank (successor to Enterprise Bank) and William C. Woodby, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.8
Employment and Non-Competition Agreement by and between Allegiance Bank (successor to Enterprise Bank) and James F. Eubank II, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

11.1
Statement regarding Computation of Net Income Per Common Share (incorporated by reference to Note 17 to the Company's audited consolidated financial statements included in this Annual Report on Form 10-K).

21.1*	Subsidiaries of Allegiance Bancshares, Inc.
23.1*	Consent of Crowe Horwath LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2017

ALLEGIANCE BANCSHARES, INC.

By:	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ George Martinez	Chairman and Chief Executive Officer	March 10, 2017
George Martinez	(Principal Executive Officer); Director

/s/ Steven F. Retzloff	President and Director	March 10, 2017
Steven F. Retzloff

/s/ Paul P. Egge	Chief Financial Officer	March 10, 2017
Paul P. Egge	(Principal Financial and Principal Accounting Officer)

/s/ Ramon A. Vitulli, III	Director	March 10, 2017
Ramon A. Vitulli, III

/s/ Daryl D. Bohls	Director	March 10, 2017
Daryl D. Bohls

/s/ John Beckworth	Director	March 10, 2017
John Beckworth

/s/ Matthew H. Hartzell	Director	March 10, 2017
Matthew H. Hartzell

/s/ Umesh Jain	Director	March 10, 2017
Umesh Jain

/s/ Frances H. Jeter	Director	March 10, 2017
Frances H. Jeter

/s/ James J. Kearney	Director	March 10, 2017
James J. Kearney

Signature	Positions	Date

/s/ P. Michael Mann, M.D.	Director	March 10, 2017
P. Michael Mann, M.D.

/s/ David B. Moulton	Director	March 10, 2017
David B. Moulton

/s/ William S. Nichols, III	Director	March 10, 2017
William S. Nichols, III

/s/ Thomas A. Reiser	Director	March 10, 2017
Thomas A. Reiser

/s/ Raimundo Riojas E.	Director	March 10, 2017
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 10, 2017
Fred S. Robertson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Crowe Horwath LLP
Independent Member Crowe Horwath

Board of Directors and Shareholders
Allegiance Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Bancshares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Dallas, Texas
March 10, 2017

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$94,073	$63,380
Interest-bearing deposits at other financial institutions	48,025	85,051
Total cash and cash equivalents	142,098	148,431
Available for sale securities, at fair value	316,455	165,097
Loans held for sale	—	27,887
Loans held for investment	1,891,635	1,653,165
Less: allowance for loan losses	(17,911)	(13,098)
Loans, net	1,873,724	1,667,954
Accrued interest receivable	9,007	6,518
Premises and equipment, net	18,340	18,471
Other real estate owned	1,503	—
Federal Home Loan Bank stock	13,175	2,569
Branch assets held for sale	—	1,398
Bank owned life insurance	21,837	21,211
Goodwill	39,389	39,389
Core deposit intangibles, net	4,055	5,230
Other assets	11,365	8,311
TOTAL ASSETS	$2,450,948	$2,084,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$593,751	$620,320
Interest-bearing
Demand	114,772	97,826
Money market and savings	483,266	431,305
Certificates and other time	678,394	609,682
Total interest-bearing deposits	1,276,432	1,138,813
Total deposits	1,870,183	1,759,133
Accrued interest payable	285	124
Short-term borrowings	85,000	50,000
Other borrowed funds	200,569	569
Subordinated debentures	9,196	9,089
Other liabilities	5,898	7,174
Total liabilities	2,171,131	1,826,089
COMMITMENTS AND CONTINGENCIES (See Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 12,958,341 shares issued and outstanding at December 31, 2016 and 12,814,696 shares issued and 12,812,985 outstanding at December 31, 2015	12,958	12,815
Capital surplus	212,649	209,285
Retained earnings	57,262	34,411
Accumulated other comprehensive (loss) income	(3,052)	2,017
Less: Treasury stock, at cost, 1,711 shares at December 31, 2015. There were no treasury shares outstanding at December 31, 2016.	—	(38)
Total stockholders’ equity	279,817	258,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,450,948	$2,084,579

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$93,356	$85,443	$50,243
Securities:
Taxable	1,807	1,122	1,435
Tax-exempt	5,044	2,002	416
Deposits in other financial institutions	571	239	311
Total interest income	100,778	88,806	52,405

INTEREST EXPENSE:
Demand, money market and savings deposits	2,437	2,001	1,261
Certificates and other time deposits	7,044	5,272	4,081
Short-term borrowings	398	82	—
Subordinated debentures	488	578	—
Other borrowed funds	547	707	229
Total interest expense	10,914	8,640	5,571

NET INTEREST INCOME	89,864	80,166	46,834
Provision for loan losses	5,469	5,792	2,150
Net interest income after provision for loan losses	84,395	74,374	44,684
NONINTEREST INCOME:
Nonsufficient funds fees	661	703	455
Service charges on deposit accounts	677	680	490
Gain on sale of branch assets	2,050	—	—
Gain (loss) on sale of securities	30	(37)	82
Gain (loss) on sale of other real estate	266	(5)	188
Gain on sale of loans	—	235	—
Bank owned life insurance income	626	604	—
Other	2,958	1,812	1,392
Total noninterest income	7,268	3,992	2,607
NONINTEREST EXPENSE:
Salaries and employee benefits	38,858	35,324	20,179
Net occupancy and equipment	4,944	4,826	3,316
Depreciation	1,627	1,614	1,084
Data processing and software amortization	2,633	3,044	1,658
Professional fees	2,234	1,671	2,294
Regulatory assessments and FDIC insurance	1,581	1,346	848
Core deposit intangibles amortization	785	830	298
Communications	1,055	1,290	684
Advertising	945	781	601
Other	4,596	4,079	2,496
Total noninterest expense	59,258	54,805	33,458
INCOME BEFORE INCOME TAXES	32,405	23,561	13,833
Provision for income taxes	9,554	7,775	4,828
NET INCOME	22,851	15,786	9,005
Preferred stock dividends	—	559	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,851	$15,227	$9,005

EARNINGS PER COMMON SHARE:
Basic	$1.78	$1.45	$1.29
Diluted	$1.75	$1.43	$1.26
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$22,851	$15,786	$9,005
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (losses) gains on available for sale securities during the period	(7,799)	2,234	1,928
Reclassification of amount realized through the sale of securities	(30)	37	(82)
Total other comprehensive (loss) income	(7,829)	2,271	1,846
Deferred tax benefit (expense) related to other comprehensive income	2,760	(803)	(628)
Other comprehensive (loss) income, net of tax	(5,069)	1,468	1,218
Comprehensive income	$17,782	$17,254	$10,223
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2014	—	$—	6,964,551	$6,965	$93,459	$10,179	$(669)	$(198)	$109,736
Net income						9,005			9,005
Other comprehensive income							1,218		1,218
Common stock issued in connection with the exercise of stock options and restricted stock awards and the Employee Stock Purchase Plan ("ESPP)			36,566	36	378			198	612
Issuance of common stock			476,192	476	10,000				10,476
Stock based compensation expense					731				731
BALANCE AT DECEMBER 31, 2014	—	—	7,477,309	7,477	104,568	19,184	549	—	131,778
Net income						15,786			15,786
Other comprehensive income							1,468		1,468
Common stock issued in connection with the exercise of stock options, restricted stock awards			3,983	4	7				11
Repurchase of treasury stock								(52)	(52)
Issuance of common stock in private placement offering			4,884	5	103			14	122
Issuance of common stock in initial public offering, net of offering expenses			2,990,000	2,990	54,148				57,138
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Redemption of preferred stock	(11,550)	(11,550)							(11,550)
Preferred stock dividends						(559)			(559)
Stock based compensation expense					1,351				1,351
BALANCE AT DECEMBER 31, 2015	—	—	12,814,696	12,815	209,285	34,411	2,017	(38)	258,490
Net income						22,851			22,851
Other comprehensive loss							(5,069)		(5,069)
Common stock issued in connection with the exercise of stock options and restricted stock awards			143,645	143	1,863				2,006
Issuance of treasury stock								38	38
Stock based compensation expense					1,501				1,501
BALANCE AT DECEMBER 31, 2016	—	$—	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,851	$15,786	$9,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	2,412	2,444	1,382
Provision for loan losses	5,469	5,792	2,150
(Gain) loss on the sale of securities	(30)	37	(82)
Deferred income tax (benefit) expense	(1,608)	(446)	277
Net amortization of premium on investments	2,785	1,209	710
Bank owned life insurance	(626)	(604)	—
Net (accretion) amortization of (discount) premium on loans	(1,487)	(3,492)	83
Net amortization of discount on subordinated debentures	107	218	—
Net amortization of discount on certificates of deposit	(247)	(739)	(515)
Net (gain) loss on sale or write down of premises, equipment and other real estate	(60)	5	(102)
Net gain on sale of branch assets	(2,050)	—	—
Net gain on sale of loans	—	(235)	—
Federal Home Loan Bank stock dividends	(101)	(2)	(2)
Stock based compensation expense	1,501	1,351	731
(Increase) decrease in accrued interest receivable and other assets	(630)	(1,406)	248
(Decrease) increase in accrued interest payable and other liabilities	(851)	503	(215)
Net cash provided by operating activities	27,435	20,421	13,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,566,082	2,226,000	1,400,243
Proceeds from sales of available for sale securities	2,500	16,943	1,941
Purchase of available for sale securities	(2,730,524)	(2,307,331)	(1,398,921)
Net change in total loans	(229,286)	(273,648)	(165,919)
Proceeds from sale of loans	—	2,074	—
Purchase of bank premises and equipment	(1,511)	(1,939)	(2,095)
Proceeds from sale of bank premises, equipment and other real estate	—	—	520
Purchase of bank owned life insurance	—	(10,000)	—
Net purchases of Federal Home Loan Bank stock	(10,505)	(2,101)	—
Net cash paid for sale of branch assets	(5,250)	—	—
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	—	106,486	—
Net cash used in investing activities	(408,494)	(243,516)	(164,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(20,041)	60,996	48,385
Net increase in interest-bearing deposits	157,723	75,380	40,483
Paydowns of other borrowed funds	—	(45,500)	(10,000)
Proceeds from other borrowed funds	200,000	18,000	15,069
Paydowns of short-term borrowings	(20,000)	—	—
Proceeds from short-term borrowings	55,000	50,000	—
Preferred stock dividends	—	(559)	—
Redemption of preferred stock	—	(11,550)	—
Proceeds from initial public offering	—	57,138	—
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	2,006	133	11,088
Issuance (repurchase) of treasury stock	38	(52)	—
Net cash provided by financing activities	374,726	203,986	105,025
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,333)	(19,109)	(45,536)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,431	167,540	213,076
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,098	$148,431	$167,540
NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$—	$33,409	$—
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	—	1,662	—
SUPPLEMENTAL INFORMATION:
Income taxes paid	$11,400	$7,500	$4,900
Interest paid	10,500	7,820	6,039
See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

 See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 16 offices in Houston, Texas and the surrounding region, as of the year ended December 31, 2016. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering (IPO) – In October 2015, Allegiance completed the Initial Public Offering of its Common Stock. In connection with Allegiance's Initial Public Offering, Allegiance issued and sold 2,990,000 shares of Common Stock at $21 per share resulting in total proceeds received by Allegiance net of offering costs of $57.1 million.

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

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost bases less the OTTI recognized in earnings shall become the new amortized cost basis of the security.

Loans held for Sale—Loans held for sale are carried at lower of aggregate cost or fair value. During 2015, the Company purchased F&M Bancshares, Inc. At December 31, 2015, loans held for sale consisted of loans at two former F&M Bancshares branches in Central Texas that were for sale. On January 31, 2016, the Company completed the sale of these two branches.

Loans Held for Investment—Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets and

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance.

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

In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged-off or charged-down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and optional timing of the charge-off or charge-down: (1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency, (2) the collateral securing the loan has been sold and there is an actual deficiency, (3) the Bank is proceeding with lengthy legal action to collect its balance, (4) the borrower is unable to be located or (5) the borrower has filed bankruptcy. Charge-offs occur when the Company confirms a loss on a loan.

Troubled debt restructurings (TDRs)—Loans on which terms have been modified resulting in a concession have been granted because of a borrower’s financial difficulty are considered troubled debt restructurings and classified as impaired. The restructuring of a loan is considered a troubled debt restructuring if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession that it would not otherwise consider. Concessions may include reductions of interest rates to a below market interest rate: extension of the terms of the debt, principal forgiveness, restructuring the payment of the debt obligation; and other actions intended to minimize potential losses. Subsequent to identification as a troubled debt restructuring such loans are then evaluated for impairment on an individual basis whereby the loans are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan: the loan is reported, net, at the fair value of the collateral.

Impaired Loans—On a continuous basis, loans are evaluated for impairment classification. Loans are considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance.

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

For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The Company assesses the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determines if a specific allocation to the allowance for loan losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. The Company returns troubled debt restructurings to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months.

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

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2016, the $1.5 million balance of other real estate owned was secured by residential real estate properties for which formal foreclosure proceeds were in process.

Federal Home Loan Bank (“FHLB”) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance—During 2015, the Company purchased bank owned life insurance policies on certain key executives, and in conjunction with the acquisition of F&M Bancshares, the Company acquired life insurance policies. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, which is the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

Goodwill—Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performs its annual impairment test on October 1. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Core Deposit Intangibles—Core deposit and acquired customer relationship intangibles arising from acquisitions are amortized using a straight-line amortization method over their estimated useful lives, which is seven to nine years.

Other Borrowed Funds—The Company has a credit agreement with another financial institution. The Company pledged its shares in the Bank’s stock as collateral for the borrowing.

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

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2016, the Company adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company adopted ASU 2016-09 without a significant impact on its financial statements.

Newly Issued But Not Yet Effective Accounting Standards

ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning on January 1, 2018, with retrospective application to each prior reporting period presented. The Company expects to adopt ASU 2014-09 in the first quarter 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. The Company is evaluating the full effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, however, adoption of the ASU is not expected to have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities." ASU 2016-01 makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. The update also requires the use of exit prices to measure fair value for disclosure purposes as well as other enhanced disclosure requirements. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements and related disclosures.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-02 “Leases (Topic 842)." ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (1) identifying performance obligations and (2) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016-10 on its financial statements.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary assessments, the Company expects to change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Other changes in classification resulting from this update are not expected to be significant. ASU 2016-15 is effective for the Company on January 1, 2018 and must be applied using the retrospective approach. Early adoption is permitted.

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” ASU 2017-04 intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its financial condition or results of operation.

2. ACQUISITIONS

Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of an acquired entity are recorded at their fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets is recorded as goodwill. The results of operations for an acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The following acquisitions were completed on the dates indicated below:

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Acquisition

Acquisition of F&M Bancshares, Inc.—On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine banking locations, seven in Houston, Texas and two in Central Texas. The two Central Texas locations and their related assets have been classified within loans held for sale and branch assets held for sale as of December 31, 2015. During the first quarter of 2015, the Company consolidated two of the seven acquired Houston area locations due to the close proximity of these locations to its existing banking locations. The Company acquired F&M Bancshares to further expand its Houston, Texas area market. Goodwill resulted from a combination of expected operational synergies and an enhanced branching network. Goodwill is not expected to be deductible for tax purposes.

Pursuant to the merger agreement, the Company issued 2,338,520 shares of Allegiance common stock for all outstanding shares of F&M Bancshares capital stock and paid $642 thousand in cash for any fractional and out of state shares held by F&M Bancshares shareholders. The Company recognized goodwill of $28.2 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. F&M Bancshares’ results of operations were included in the Company’s results beginning January 1, 2015. For the year ended December 31, 2015, net interest income associated with F&M Bancshares was $17.1 million. The Company does not track separately the noninterest income and noninterest expense of the F&M Bancshares branches.

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

Subsequent to the acquisition, the Company paid off the $18.0 million of funds borrowed from F&M Bancshares shareholders by drawing on its credit agreement with another financial institution. Additionally, the securities acquired from F&M Bancshares were sold subsequent to the acquisition with no income statement impact.

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

As of December 31, 2015, the Company held the two Central Texas locations and their related assets for sale. The assets held for sale of these locations included loans, the related accrued interest receivable on those loans and premises and equipment. The loans are presented as loans held for sale on the balance sheet. The branch assets held for sale reported on the balance sheet include accrued interest receivable and premises and equipment for these two respective locations. The Company completed the sale of the two Central Texas banking locations in January 2016 for a gain of $2.1 million, or $1.3 million after-tax.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2014	$10,999	$2,045
Measurement period adjustment	145	—
Amortization	—	(298)
Balance as of December 31, 2014	11,144	1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	—	(830)
Balance as of December 31, 2015	39,389	5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	$39,389	$4,055

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $145 thousand measurement-period adjustment recorded during 2014 related to the Independence Bank acquisition.

At October 1, 2015, the Company elected to perform a quantitative (Step 1) goodwill assessment. A Step 1 assessment includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Step 1 assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2016 is as follows (dollars in thousands):

2017	$781
2018	781
2019	781
2020	744
2021	484
Thereafter	484
Total	$4,055

4. CASH AND DUE FROM BANKS

The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets included a restricted amount of $50.3 million at December 31, 2015. The Bank was not required to maintain reserve balances at December 31, 2016.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,674	$412	$—	$9,086
Municipal securities	123,809	2,575	(35)	126,349
Agency mortgage-backed pass-through securities	29,511	397	(246)	29,662
Total	$161,994	$3,384	$(281)	$165,097

As of December 31, 2016, the Company's management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it is more likely than not it will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$2,738	$2,764
Due after one year through five years	74,501	74,190
Due after five years through ten years	87,551	85,645
Due after ten years	128,865	126,532
Subtotal	293,655	289,131
Agency mortgage-backed pass through securities	27,496	27,324
Total	$321,151	$316,455

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	178,876	(5,655)	—	—	178,876	(5,655)
Agency mortgage-backed pass-through securities	12,520	(347)	2,803	(90)	15,323	(437)
Corporate bonds	24,629	(168)	—	—	24,629	(168)
Total	$216,025	$(6,170)	$2,803	$(90)	$218,828	$(6,260)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	6,867	(30)	298	(5)	7,165	(35)
Agency mortgage-backed pass-through securities	4,952	(36)	9,519	(210)	14,471	(246)
Total	$11,819	$(66)	$9,817	$(215)	$21,636	$(281)

As of December 31, 2016, the Company’s security portfolio consisted of 314 securities, two of which were mortgage-backed securities that were in an unrealized loss position for more than 12 months. There were no realized losses on these securities as the Company believes these securities are temporarily impaired due to changes in market interest rates. The majority of the securities in an unrealized loss position are related to the Company's municipal securities.

The Company sold $2.5 million in securities during 2016 and recorded a gain on the sale of $30 thousand. The Company sold $2.2 million in securities during 2015 and recorded a loss on the sale of $37 thousand. During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares transaction resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized. The Company sold $2.0 million in securities in 2014 and recorded a gain on the sale of $82 thousand.

At December 31, 2016 and 2015, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated stockholders’ equity at such respective dates.

The carrying value of pledged securities was $4.9 million at December 31, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution. The Company did not have pledged securities at December 31, 2015.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Loans held for sale(1)	$—	$27,887

Commercial and industrial	416,752	383,044
Mortgage warehouse(2)	67,038	59,071
Real estate:
Commercial real estate (including multi-family residential)	891,989	745,595
Commercial real estate construction and land development	159,247	154,646
1-4 family residential (including home equity)	246,987	205,200
Residential construction	98,657	93,848
Consumer and other	10,965	11,761
Total loans held for investment	1,891,635	1,653,165
Total loans	1,891,635	1,681,052
Allowance for loan losses	(17,911)	(13,098)
Loans, net	$1,873,724	$1,667,954

(1)
Consists of loans at two former F&M Bancshares locations acquired on January 1, 2015. As of December 31, 2015, loans held for sale consists of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multi-family residential) loans, $2.3 million of 1-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value. On January 31, 2016, the Company completed the sale of these former F&M Bancshares branches and their related assets located in Central Texas.

(2)
Mortgage warehouse loans are to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in the Company’s mortgage warehouse portfolio.  These promissory notes originated by the Company’s mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank. The maturity of each revolving line of credit facility is normally less than 24 months, while the promissory notes that are warehoused under such facilities may have a much shorter length of time outstanding. For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times.

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on an annual basis.

(i) Commercial and Industrial Loans. The Company makes commercial and industrial loans in its market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The Company generally takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and typically obtains a personal guaranty of the borrower or principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans secured by owner-occupied properties generally involve less risk and represented 53.5% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2016. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans to be secured by property with adequate margins and to be guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.

(iii) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

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

(v) Consumer and Other Loans. The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

Concentrations of Credit

The vast majority of the Company’s lending activity occurs in and around the Houston, Texas area. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

Related Party Loans

As of December 31, 2016 and 2015, loans outstanding to directors, officers and their affiliates totaled $3.9 million and $2.5 million, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of activity with respect to these related-party loans is as follows:

2016
(Dollars in thousands)
Beginning balance on January 1	$2,459
New loans and reclassified related loans	1,629
Repayments	(145)
Ending balance on December 31	$3,943

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,028	$911	$1,939	$3,896	$410,917	$416,752
Mortgage warehouse	—	—	—	—	67,038	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,661	—	1,661	11,663	878,665	891,989
Commercial real estate construction and land development	263	—	263	—	158,984	159,247
1-4 family residential (including home equity)	280	—	280	217	246,490	246,987
Residential construction	—	—	—	—	98,657	98,657
Consumer and other	125	—	125	12	10,828	10,965
Total loans	$3,357	$911	$4,268	$15,788	$1,871,579	$1,891,635

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days(1)	90 or More Days	Total Past Due Loans	Nonaccrual Loans(2)	Current Loans	Total Loans
	(Dollars in thousands)
Loans held for sale	$539	$—	$539	$209	$27,139	$27,887

Commercial and industrial	$1,474	$—	$1,474	$2,664	$378,906	$383,044
Mortgage warehouse	—	—	—	—	59,071	59,071
Real estate:
Commercial real estate (including multi-family residential)	1,866	—	1,866	2,006	741,723	745,595
Commercial real estate construction and land development	77	—	77	—	154,569	154,646
1-4 family residential (including home equity)	1,904	—	1,904	239	203,057	205,200
Residential construction	—	—	—	—	93,848	93,848
Consumer and other	36	—	36	66	11,659	11,761
Total loans held for investment	5,357	—	5,357	4,975	1,642,833	1,653,165
Total loans	$5,896	$—	$5,896	$5,184	$1,669,972	$1,681,052

(1) Includes $1.3 million of loans acquired from F&M Bancshares.
(2) Includes $676 thousand of loans acquired from F&M Bancshares.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $892 thousand and $404 thousand would have been recorded as income for the years ended December 31, 2016 and 2015, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,300	$5,414	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,748	11,833	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	217	217	—
Residential construction	—	—	—
Consumer and other	5	5	—
Total	17,270	17,469	—

With an allowance recorded:
Commercial and industrial	3,108	3,328	1,543
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	573	573	105
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	6	6	6
Total	3,687	3,907	1,654

Total:
Commercial and industrial	8,408	8,742	1,543
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,321	12,406	105
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	217	217	—
Residential construction	—	—	—
Consumer and other	11	11	6
	$20,957	$21,376	$1,654

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,842	$4,216	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	4,700	4,700	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	239	239	—
Residential construction	—	—	—
Consumer and other	82	97	—
Total	8,863	9,252	—

With an allowance recorded:
Commercial and industrial	1,573	1,573	670
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,146	1,146	180
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	19	19	9
Total	2,738	2,738	859

Total:
Commercial and industrial	5,415	5,789	670
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,846	5,846	180
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	239	239	—
Residential construction	—	—	—
Consumer and other	101	116	9
	$11,601	$11,990	$859

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment of impaired loans and interest recognized on impaired loans.

	Years Ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$9,427	$442	$5,738	$309
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,840	393	5,955	362
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	228	24	248	13
Residential construction	—	—	—	—
Consumer and other	26	3	123	9
Total	$22,521	$862	$12,064	$693

The average recorded investment of impaired loans for the year ended December 31, 2014 was $9.1 million. Interest income recognized for the year ended December 31, 2014 was $405 thousand.

Credit Quality Indicators

The company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including factors such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans by credit risk. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk ratings to be used as credit quality indicators.

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

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the most recent analysis performed, the risk category of loans by class of loan at December 31, 2016 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$384,979	$11,784	$3,344	$16,645	$—	$416,752
Mortgage warehouse	67,038	—	—	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	834,781	16,009	6,804	34,395	—	891,989
Commercial real estate construction and land development	149,010	8,124	—	2,113	—	159,247
1-4 family residential (including home equity)	242,208	512	2,069	2,198	—	246,987
Residential construction	97,808	—	415	434	—	98,657
Consumer and other	10,520	364	4	77	—	10,965
Total loans	$1,786,344	$36,793	$12,636	$55,862	$—	$1,891,635

The following table presents the risk category of loans by class of loan at December 31, 2015:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Loans held for sale	$26,570	$477	$19	$821	$—	$27,887

Commercial and industrial	$366,479	$8,094	$1,253	$7,218	$—	$383,044
Mortgage warehouse	59,071	—	—	—	—	59,071
Real estate:
Commercial real estate (including multi-family residential)	721,781	7,186	790	15,838	—	745,595
Commercial real estate construction and land development	152,380	1,846	—	420	—	154,646
1-4 family residential (including home equity)	200,262	2,385	390	2,163	—	205,200
Residential construction	93,848	—	—	—	—	93,848
Consumer and other	11,522	155	18	66	—	11,761
Total loans held for investment	1,605,343	19,666	2,451	25,705	—	1,653,165
Total loans	$1,631,913	$20,143	$2,470	$26,526	$—	$1,681,052

Allowance for Loan Losses

At December 31, 2016, the allowance for loan losses totaled $17.9 million, or 0.95% of total loans. At December 31, 2015, the allowance aggregated $13.1 million or 0.78% of total loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31, 2016, 2015 and 2014:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2015	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	1,951	—	3,122	(4)	434	(72)	38	5,469

Charge-offs	(722)	—	(129)	—	—	—	(49)	(900)
Recoveries	186	—	43	—	10	—	5	244
Net charge-offs	(536)	—	(86)	—	10	—	(44)	(656)

Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911

Allowance for loan losses:
Balance December 31, 2014	$2,334	$—	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	2,193	—	2,115	625	464	321	74	5,792

Charge-offs	(935)	—	—	—	(40)	—	(65)	(1,040)
Recoveries	52	—	—	18	—	24	6	100
Net charge-offs	(883)	—	—	18	(40)	24	(59)	(940)

Balance December 31, 2015	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098

Allowance for loan losses:
Balance December 31, 2013	$2,729	$—	$2,175	$357	$558	$598	$238	$6,655
Provision for loan losses	140	—	1,624	221	450	(123)	(162)	2,150

Charge-offs	(567)	—	—	—	—	—	(40)	(607)
Recoveries	32	—	—	—	—	—	16	48
Net charge-offs	(535)	—	—	—	—	—	(24)	(559)

Balance December 31, 2014	$2,334	$—	$3,799	$578	$1,008	$475	$52	$8,246
The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of December 31, 2016 and 2015:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
December 31, 2016
Individually evaluated for impairment	$1,543	$—	$105	$—	$—	$—	$6	$1,654
Collectively evaluated for impairment	3,516	—	8,845	1,217	1,876	748	55	16,257
Total allowance for loan losses	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911

December 31, 2015
Individually evaluated for impairment	$670	$—	$180	$—	$—	$—	$9	$859
Collectively evaluated for impairment	2,974	—	5,734	1,221	1,432	820	58	12,239
Total allowance for loan losses	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of December 31, 2016 and 2015:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
December 31, 2016
Individually evaluated for impairment	$8,408	$—	$12,321	$—	$217	$—	$11	$20,957
Collectively evaluated for impairment	408,344	67,038	879,668	159,247	246,770	98,657	10,954	1,870,678
Total loans evaluated for impairment	$416,752	$67,038	$891,989	$159,247	$246,987	$98,657	$10,965	$1,891,635

December 31, 2015
Individually evaluated for impairment	$5,415	$—	$5,846	$—	$239	$—	$101	$11,601
Collectively evaluated for impairment	377,629	59,071	739,749	154,646	204,961	93,848	11,660	1,641,564
Total loans evaluated for impairment	$383,044	$59,071	$745,595	$154,646	$205,200	$93,848	$11,761	$1,653,165

Troubled Debt Restructurings

As of December 31, 2016 and 2015, the Company had a recorded investment in troubled debt restructurings of $12.6 million and $3.1 million, respectively. The Company allocated $879 thousand and $681 thousand of specific reserves for these loans at December 31, 2016 and 2015, respectively, and did not commit to lend additional amounts on these loans.

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2016, 2015 and 2014:

	As of December 31,
	2016			2015			2014
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	21	$3,939	$3,939	6	$2,959	$2,959	—	$—	$—
Mortgage warehouse
Real estate:
Commercial real estate (including multi-family residential)	8	7,144	7,144	1	63	63	1	161	161
Commercial real estate construction and land development	—	—	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	1	6	6	2	20	20	—	—	—
Total	30	$11,089	$11,089	9	$3,042	$3,042	1	$161	$161

Troubled debt restructurings resulted in charge-offs of $211 thousand, $45 thousand and $38 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. During the year ended December 31, 2016, the Company added $10.9 million in new troubled debt restructurings, of which $10.8 million were still outstanding on December 31, 2016.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2016
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$142,098	$142,098	$—	$—	$142,098
Available for sale securities	316,455	—	316,455	—	316,455
Loans held for investment, net of allowance	1,873,724	—	—	1,872,056	1,872,056
FHLB Stock	13,175	N/A	N/A	N/A	N/A
Accrued interest receivable	9,007	3	3,616	5,388	9,007

Financial liabilities
Total deposits	$1,870,183	$—	$1,868,429	$—	$1,868,429
Accrued interest payable	285	—	285	—	285
Short-term borrowings	85,000	—	85,000	—	85,000
Other borrowed funds	200,569	—	199,989	—	199,989
Subordinated debentures	9,196	—	9,196	—	9,196

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$148,431	$148,431	$—	$—	$148,431
Available for sale securities	165,097	—	165,097	—	165,097
Loans held for sale	27,887	—	—	27,887	27,887
Loans held for investment, net of allowance	1,640,067	—	—	1,641,862	1,641,862
FHLB Stock	2,569	N/A	N/A	N/A	N/A
Accrued interest receivable	6,518	—	1,780	4,738	6,518

Financial liabilities
Total deposits	1,759,133	—	1,759,728	—	1,759,728
Accrued interest payable	124	—	124	—	124
Short-term borrowings	50,000	—	50,000	—	50,000
Other borrowed funds	569	—	569	—	569
Subordinated debentures	9,089	—	9,089	—	9,089

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,149	$—	$6,149
Municipal securities	—	237,802	—	237,802
Agency mortgage-backed pass-through securities	—	27,324	—	27,324
Corporate bonds	—	45,180	—	45,180
	$—	$316,455	$—	$316,455

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$9,086	$—	$9,086
Municipal securities	—	126,349	—	126,349
Agency mortgage-backed pass-through securities	—	29,662	—	29,662
	$—	$165,097	$—	$165,097

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 or 2015. There were no transfers between levels during 2016 or 2015.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,785
Commercial real estate (including multi-family residential)	—	—	468
Consumer and other	—	—	—
Other real estate owned	—	—	1,503
	$—	$—	$3,756

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$903
Commercial real estate (including multi-family residential)	—	—	966
Consumer and other	—	—	10
Other real estate owned	—	—	—
	$—	$—	$1,879

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

Impaired Loans with Specific Allocation of Allowance

Impaired loans are those loans the Company has measured at fair value, generally based on the fair value of the loan’s collateral. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Fair value is generally determined based on appraisals of the collateral which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral, or discounted cash flows based upon the expected proceeds. Estimated selling and closing costs range from 5% to 10% of the value of the underlying collateral.

During the years ended December 31, 2016 and 2015, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At December 31, 2016, the total reported fair value of impaired loans of $2.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $3.9 million that was reduced by specific allowance allocations totaling $1.7 million. At December 31, 2015, the total reported fair value of impaired loans of $1.9 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $2.7 million that was reduced by specific allowance allocations totaling $859 thousand.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	As of December 31,
	2016	2015
	(Dollars in thousands)
Land	$5,376	$4,703
Buildings	8,034	7,994
Leasehold improvements	5,098	4,963
Furniture, fixtures and equipment	7,927	7,302
Construction in progress	5	—
Total	26,440	24,962
Less: accumulated depreciation	8,100	6,491
Premises and equipment, net	$18,340	$18,471

Depreciation expense was $1.6 million, $1.6 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) Insurance limit of $250 thousand at December 31, 2016 and December 31, 2015 were $196.5 million and $164.7 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$402,820
After one but within two years	164,446
After two but within three years	63,869
After three but within four years	16,076
After four but within five years	31,183
Total	$678,394

The Company has $65.9 million and $56.5 million of brokered deposits; and there are no major concentrations of deposits with any one depositor at December 31, 2016 and 2015, respectively. Included in these amounts are reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network of $64.8 million and $55.5 million, at December 31, 2016 and 2015, respectively.

Related party deposits from principal officers, directors and their affiliates at December 31, 2016 and 2015 were $14.8 million and $12.0 million, respectively.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2016, the Company had a total borrowing capacity of $683.1 million, of which $362.7 million was available and $320.4 million was outstanding. Short-term FHLB advances of $85.0 million were outstanding at December 31, 2016, at a weighted average rate of 0.55%. Long-term FHLB borrowings of $200.0 million were outstanding at December 31, 2016, at a weighted average rate of 0.56%. Of the total long-term FHLB borrowings, $100.0 million will expire in April 2018 and another $100.0 million will expire in May 2018. Letters of credit were $35.4 million at December 31, 2016, of which $3.0 million expired in February 2017, $7.3 million will expire in August 2017 and $25.0 million will expire in October 2017.

In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the Independence Bank acquisition. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the Initial Public Offering. The credit agreement includes certain restrictive covenants. At December 31, 2016, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.50%, at December 31, 2016, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2017	$—
2018	—
2019	—
2020	—
2021 and thereafter	569
Total	$569

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.2 million at December 31, 2016. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At December 31, 2016, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at December 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341
_____________

(1)	The 3-month LIBOR in effect as of December 31, 2016 was 0.9773%.

(2)	All debentures are currently callable.

12. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current	$11,162	$8,221	$4,551
Deferred	(1,608)	(446)	277
Total	$9,554	$7,775	$4,828

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2016, 2015 and 2014 due to the following:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Taxes calculated at statutory rate	$11,342	$8,247	$4,685
Increase (decrease) resulting from:
Qualified stock options	67	393	180
Merger related expenses	—	—	192
Tax exempt income	(1,929)	(890)	(154)
Other, net	74	25	(75)
Total	$9,554	$7,775	$4,828

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,938	$5,252
Net unrealized loss on available for sale securities	1,642	—
Deferred compensation	168	210
Total deferred tax assets	8,748	5,462

Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(1,953)	(1,713)
Net unrealized gain on available for sale securities	—	(1,086)
Premises and equipment basis difference	(568)	(798)
Total deferred tax liabilities	(2,521)	(3,597)
Net deferred tax assets	$6,227	$1,865

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the year ended December 31, 2016, income tax expense was $9.6 million compared with $7.8 million for the year ended December 31, 2015 and $4.8 million for the year ended December 31, 2014. The increase in income tax expense year over year was primarily attributable to higher pre-tax earnings. The effective income tax rate for the year ended December 31, 2016 was 29.5% compared to 33.0% for the year ended December 31, 2015 and 34.9% for the year ended December 31, 2014. The effective tax rate decreased for the year ended 2016 compared to the same period in 2015 and 2014 due to the increase in tax free income from the purchase of additional municipal securities and from cashless exercises of stock options by employees in 2016.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2016, 2015 and 2014. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2013.

13. STOCK BASED COMPENSATION

During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) covering certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $1.5 million, $1.4 million and $731 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Options

Options to purchase a total of 1,240,431 shares of Company stock have been granted as of December 31, 2016. Under the Plan, options are exercisable up to 10 years from the date of the grant, unless otherwise provided by the Board of Directors and are fully vested 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The expected volatility was determined based on historical volatilities of Allegiance's common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding and takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes pricing model utilizes certain assumptions noted in the table below.

	2016	2015	2014
Risk-free interest rate	1.76%	1.99%	2.70%
Expected term	10.00	10.00	10.00
Expected stock price volatility	34.60%	18.06%	17.72%
Dividend yield	—	—	—

A summary of the activity in the stock option plan during the years ended December 31, 2016 and 2015 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2015	694	$15.60	6.57	$4,437
Options granted	299	22.09
Options exercised	—	N/A
Options forfeited	(24)	22.00
Options outstanding, December 31, 2015	969	$17.45	6.62	$6,006
Options granted	107	22.83
Options exercised	(116)	15.42
Options forfeited	(25)	21.56
Options outstanding, December 31, 2016	935	$18.21	6.23	$16,773
Options vested and exercisable, December 31, 2016	525	$15.45	4.66	$10,863

The Company expects all outstanding options at December 31, 2016 to vest.

Information related to the stock option plan during each year is as follows:

	2016	2015	2014
	(In thousands)
Intrinsic value of options exercised	$1,128	$—	$202
Cash received from option exercises	1,782	—	407
Weighted average fair value of options granted	$10.51	$6.78	$6.79

As of December 31, 2016, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.99 years.

Restricted Stock Awards

The Company has issued 76,356 restricted stock awards under the Plan as of December 31, 2016. During 2014, the Company issued 8,385 shares of restricted stock with a grant date fair value of $20.34 per share. During 2015, the Company awarded 3,983 shares of restricted stock with a grant date fair value of $22.00. During 2016, the Company awarded 15,401 shares of restricted stock with a weighted average grant date fair value of $17.52. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2016 and 2015 including changes during the years then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2015	27	$18.23
Share awards granted	4	22.00
Share awards vested	(13)	17.34
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, December 31, 2015	18	19.68
Share awards granted	15	17.52
Share awards vested	(9)	19.45
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, December 31, 2016	24	$18.31

At December 31, 2016, there was $258 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a remaining period of 2.85 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2016, 2015 and 2014 was approximately $172 thousand, $220 thousand and $200 thousand, respectively.

14. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2016, 2015 and 2014 was $637 thousand, $551 thousand and $303 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $1.7 million, $1.2 million and $823 thousand for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of the Company’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan (“ESPP Plan”). The ESPP Plan was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of the Company in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows the employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $90 thousand and $96 thousand for the years ended December 31, 2016 and 2015, respectively.

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed do not necessarily represent future cash funding requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. The amount and type of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31,
	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$353,822	$232,551	$252,662	$222,198
Standby letters of credit	9,423	125	9,456	—
Total	$363,245	$232,676	$262,118	$222,198

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2016, the fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 1.97 years and 4.65%, respectively.

Leases

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2016 (dollars in thousands):

2017	$2,654
2018	1,820
2019	1,039
2020	1,048
2021	918
Thereafter	3,595
$11,074

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment. Rent expense under all noncancelable operating lease obligations aggregated approximately $2.7 million, $2.6 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes as of December 31, 2016 and 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2016 and 2015:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$268,155	12.57%	$170,690	8.00%	$184,025	8.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	241,048	11.30%	96,013	4.50%	109,348	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	250,244	11.73%	128,018	6.00%	141,353	6.625%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	250,244	10.35%	96,708	4.00%	96,708	4.000%	N/A	N/A
As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$237,178	12.92%	$146,811	8.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	214,991	11.72%	82,581	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	224,080	12.21%	110,109	6.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	224,080	11.02%	81,315	4.00%	N/A	N/A	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$247,606	11.61%	$170,630	8.00%	$183,960	8.625%	$213,288	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	229,694	10.77%	95,979	4.50%	109,310	5.125%	138,637	6.50%
Tier 1 Capital (to Risk Weighted Assets)	229,694	10.77%	127,973	6.00%	141,303	6.625%	170,630	8.00%
Tier 1 Capital (to Average Tangible Assets)	229,694	9.50%	96,679	4.00%	96,679	4.000%	120,849	5.00%
As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$219,487	11.96%	$146,779	8.00%	N/A	N/A	$183,474	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	206,389	11.25%	82,563	4.50%	N/A	N/A	119,258	6.50%
Tier 1 Capital (to Risk Weighted Assets)	206,389	11.25%	110,084	6.00%	N/A	N/A	146,779	8.00%
Tier 1 Capital (to Average Tangible Assets)	206,389	10.16%	81,291	4.00%	N/A	N/A	101,614	5.00%

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Restrictions

Allegiance's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described above.

17. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares are considered outstanding at the date of grant, accounted for as participating securities and are included in basic and diluted weighted average common shares outstanding.

	Years Ended December 31,
	2016		2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common stockholders	$22,851		$15,227		$9,005
Basic:
Weighted average common shares outstanding	12,873	$1.78	10,470	$1.45	6,978	$1.29

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	201		184		164
Total	13,074	$1.75	10,654	$1.43	7,142	$1.26

All stock options as of December 31, 2016 and December 31, 2015 were dilutive and considered in computing diluted earnings per share.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$21,206	$18,562
Investment in subsidiary	268,804	250,228
Other assets	412	64
TOTAL	$290,422	$268,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$569	$569
Subordinated debentures	9,197	9,089
Accrued interest payable and other liabilities	839	706
Total liabilities	10,605	10,364

STOCKHOLDERS’ EQUITY:
Common stock	12,958	12,815
Capital surplus	212,649	209,285
Retained earnings	57,262	34,411
Accumulated other comprehensive (loss) income	(3,052)	2,017
Less: Treasury stock, at cost, 1,711 shares at December 31, 2015. There were no treasury shares outstanding at December 31, 2016.	—	(38)
Total stockholders’ equity	279,817	258,490
TOTAL	$290,422	$268,854

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
OPERATING INCOME:
Other income	$11	$16	$—
Total income	11	16	—
OPERATING EXPENSE:
Interest expense on borrowed funds	30	707	229
Other expenses	1,204	771	810
Total operating expense	1,234	1,478	1,039

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,223)	(1,462)	(1,039)
INCOME TAX BENEFIT	428	500	353

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(795)	(962)	(686)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	23,646	16,748	9,691
NET INCOME	$22,851	$15,786	$9,005
Preferred stock dividends	—	559	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,851	$15,227	$9,005

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,851	$15,786	$9,005
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(23,646)	(16,748)	(9,691)
Net amortization of discount on subordinated debentures	107	218	—
(Increase) decrease in other assets	(399)	220	28
Increase (decrease) in accrued interest payable and other liabilities	186	(462)	(441)
Net cash used in operating activities	(901)	(986)	(1,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	—	818	—
Capital investment in bank subsidiary	—	(12,000)	(9,000)
Net cash used in investing activities	—	(11,182)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,006	133	11,088
Proceeds from initial public offering	—	57,138	—
Stock based compensation expense	1,501	1,351	—
Proceeds from other borrowed funds	—	18,000	15,069
Paydowns of other borrowed funds	—	(45,500)	(10,000)
Redemption of preferred stock	—	(11,550)	—
Preferred stock dividends	—	(559)	—
Issuance (repurchase) of treasury stock	38	(52)	—
Net cash provided by financing activities	3,545	18,961	16,157
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,644	6,793	6,058
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,562	11,769	5,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,206	$18,562	$11,769

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net Income Attributable to Common	Earnings Per Share(1)
	Income	Income	Stockholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2016
First quarter	$23,451	$21,084	$6,355	$0.49	$0.49
Second quarter	24,527	21,949	5,254	0.41	0.40
Third quarter	26,319	23,409	5,471	0.42	0.42
Fourth quarter	26,481	23,422	5,771	0.45	0.44

2015
First quarter	$20,819	$18,770	$3,345	$0.34	$0.33
Second quarter	21,850	19,734	3,623	0.37	0.36
Third quarter	22,645	20,407	4,047	0.41	0.40
Fourth quarter	23,492	21,255	4,212	0.34	0.33

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.