Form 10-Q
period 2017-03-31
Allegiance Bancshares, Inc.
filed 2017-05-05
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 3, 2017, there were 13,099,019 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
MARCH 31, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$136,413	$94,073
Interest-bearing deposits at other financial institutions	47,733	48,025
Total cash and cash equivalents	184,146	142,098
Available for sale securities, at fair value	317,219	316,455

Loans held for investment	1,986,438	1,891,635
Less: allowance for loan losses	(18,687)	(17,911)
Loans, net	1,967,751	1,873,724

Accrued interest receivable	7,444	9,007
Premises and equipment, net	18,138	18,340
Other real estate owned	365	1,503
Federal Home Loan Bank stock	19,863	13,175
Bank owned life insurance	21,985	21,837
Goodwill	39,389	39,389
Core deposit intangibles, net	3,860	4,055
Other assets	12,170	11,365
TOTAL ASSETS	$2,592,330	$2,450,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$615,225	$593,751
Interest-bearing
Demand	139,648	114,772
Money market and savings	492,246	483,266
Certificates and other time	765,450	678,394
Total interest-bearing deposits	1,397,344	1,276,432
Total deposits	2,012,569	1,870,183
Accrued interest payable	245	285
Short-term borrowings	75,000	85,000
Other borrowed funds	200,569	200,569
Subordinated debentures	9,222	9,196
Other liabilities	5,595	5,898
Total liabilities	2,303,200	2,171,131
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,080,442 shares issued and outstanding at March 31, 2017 and 12,958,341 shares issued and outstanding at December 31, 2016	13,080	12,958
Capital surplus	215,015	212,649
Retained earnings	63,309	57,262
Accumulated other comprehensive loss	(2,274)	(3,052)
Total shareholders’ equity	289,130	279,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,592,330	$2,450,948
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$25,260	$22,228
Securities:
Taxable	498	270
Tax-exempt	1,624	811
Deposits in other financial institutions	130	142
Total interest income	27,512	23,451
INTEREST EXPENSE:
Demand, money market and savings deposits	654	544
Certificates and other time deposits	1,957	1,560
Short-term borrowings	324	139
Subordinated debentures	120	117
Other borrowed funds	329	7
Total interest expense	3,384	2,367
NET INTEREST INCOME	24,128	21,084
Provision for loan losses	1,343	710
Net interest income after provision for loan losses	22,785	20,374
NONINTEREST INCOME:
Nonsufficient funds fees	199	163
Service charges on deposit accounts	195	145
Gain on sale of branch assets	—	2,050
Bank owned life insurance income	148	166
Other	799	780
Total noninterest income	1,341	3,304
NONINTEREST EXPENSE:
Salaries and employee benefits	10,562	9,273
Net occupancy and equipment	1,427	1,232
Depreciation	400	417
Data processing and software amortization	695	653
Professional fees	895	534
Regulatory assessments and FDIC insurance	589	345
Core deposit intangibles amortization	195	199
Communications	247	280
Advertising	263	201
Other	1,276	1,119
Total noninterest expense	16,549	14,253
INCOME BEFORE INCOME TAXES	7,577	9,425
Provision for income taxes	1,530	3,070
NET INCOME	$6,047	$6,355

EARNINGS PER SHARE:
Basic	$0.46	$0.49
Diluted	$0.45	$0.49
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$6,047	$6,355
Other comprehensive income, before tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period	1,197	1,203
Total other comprehensive income	1,197	1,203
Deferred tax expense related to other comprehensive income	(419)	(421)
Other comprehensive income, net of tax	778	782
Comprehensive income	$6,825	$7,137
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2016	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income				6,355			6,355
Other comprehensive income					782		782
Common stock issued in connection with the exercise of stock options and restricted stock awards	30,056	30	244				274
Repurchase of treasury stock						38	38
Stock based compensation expense			354				354
BALANCE AT MARCH 31, 2016	12,844,752	$12,845	$209,883	$40,766	$2,799	$—	$266,293

BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				6,047			6,047
Other comprehensive income					778		778
Common stock issued in connection with the exercise of stock options and restricted stock awards	122,101	122	2,025				2,147
Stock based compensation expense			341				341
BALANCE AT MARCH 31, 2017	13,080,442	$13,080	$215,015	$63,309	$(2,274)	$—	$289,130
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,047	$6,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	595	616
Provision for loan losses	1,343	710
Excess tax benefit related to the exercise of stock options	(631)	—
Net amortization of premium on investments	826	534
Bank owned life insurance	(148)	(166)
Net accretion of discount on loans	(236)	(553)
Net amortization of discount on subordinated debentures	26	26
Net amortization of discount on certificates of deposit	(253)	(733)
Net gain on sale of branch assets	—	(2,050)
Federal Home Loan Bank stock dividends	(46)	(14)
Stock based compensation expense	341	354
Decrease in accrued interest receivable and other assets	698	288
(Decrease) increase in accrued interest payable and other liabilities	545	43
Net cash provided by operating activities	9,107	5,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	902,938	1,024,262
Purchase of available for sale securities	(903,331)	(1,073,897)
Net change in total loans	(93,996)	(55,382)
Purchase of bank premises and equipment	(557)	(81)
Net purchases of Federal Home Loan Bank stock	(6,642)	(6,154)
Net cash paid for the sale of branch assets	—	(5,250)
Net cash used in investing activities	(101,588)	(116,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	21,474	70,453
Net increase in interest-bearing deposits	120,908	40,186
Paydowns of short-term borrowings	(10,000)	—
Proceeds from short-term borrowings	—	35,000
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	2,147	274
Issuance of treasury stock	—	38
Net cash provided by financing activities	134,529	145,951
NET CHANGE IN CASH AND CASH EQUIVALENTS	42,048	34,859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,098	148,431
CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,146	$183,290
SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$1,900
Interest paid	3,421	2,228
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 16 offices and one loan production office in Houston, Texas and the surrounding region. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
New Accounting Standards
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

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
ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on its financial statements.

2. ACQUISITIONS
Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine bank offices, seven in Houston, Texas and two in Central Texas. During the first quarter of 2016, Allegiance completed the sale of the two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition. Allegiance sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded a gain of approximately $2.1 million on the sale of these branches.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2016	$39,389	$5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	39,389	4,055
Amortization	—	(195)
Balance as of March 31, 2017	$39,389	$3,860

Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2017, there were no impairments recorded on goodwill and other intangible assets. During the first quarter 2016, the Bank completed the sale of the two Central Texas branch locations acquired from F&M Bancshares in 2015 and wrote-down the core deposit intangible assets related to those locations.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2017 is as follows (dollars in thousands):

Remaining 2017	$586
2018	781
2019	781
2020	744
2021	484
Thereafter	484
Total	$3,860
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,895	$268	$—	$6,163
Municipal securities	240,248	1,133	(4,830)	236,551
Agency mortgage-backed pass-through securities	28,470	243	(388)	28,325
Corporate bonds and other	46,105	167	(92)	46,180
Total	$320,718	$1,811	$(5,310)	$317,219

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds and other	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455
As of March 31, 2017, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
The amortized cost and fair value of investment securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,400	$1,404
Due after one year through five years	81,851	81,891
Due after five years through ten years	89,320	88,330
Due after ten years	119,677	117,269
Subtotal	292,248	288,894
Agency mortgage-backed pass through securities	28,470	28,325
Total	$320,718	$317,219
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	160,640	(4,830)	—	—	160,640	(4,830)
Agency mortgage-backed pass-through securities	14,316	(304)	2,757	(84)	17,073	(388)
Corporate bonds and other	22,095	(92)	—	—	22,095	(92)
Total	$197,051	$(5,226)	$2,757	$(84)	$199,808	$(5,310)

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	178,876	(5,655)	—	—	178,876	(5,655)
Agency mortgage-backed pass-through securities	12,520	(347)	2,803	(90)	15,323	(437)
Corporate bonds and other	24,629	(168)	—	—	24,629	(168)
Total	$216,025	$(6,170)	$2,803	$(90)	$218,828	$(6,260)
No securities were sold during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $5.0 million at March 31, 2017 and $4.9 million at December 31, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$425,154	$416,752
Mortgage warehouse	64,132	67,038
Real estate:
Commercial real estate (including multi-family residential)	961,212	891,989
Commercial real estate construction and land development	175,264	159,247
1-4 family residential (including home equity)	250,881	246,987
Residential construction	99,648	98,657
Consumer and other	10,147	10,965
Total loans	1,986,438	1,891,635
Allowance for loan losses	(18,687)	(17,911)
Loans, net	$1,967,751	$1,873,724

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	March 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,499	$—	$1,499	$8,933	$414,722	$425,154
Mortgage warehouse	—	—	—	—	64,132	64,132
Real estate:
Commercial real estate (including multi-family residential)	1,747	—	1,747	9,726	949,739	961,212
Commercial real estate construction and land development	130	—	130	70	175,064	175,264
1-4 family residential (including home equity)	198	—	198	574	250,109	250,881
Residential construction	248	—	248	—	99,400	99,648
Consumer and other	87	—	87	12	10,048	10,147
Total loans	$3,909	$—	$3,909	$19,315	$1,963,214	$1,986,438

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,028	$911	$1,939	$3,896	$410,917	$416,752
Mortgage warehouse	—	—	—	—	67,038	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,661	—	1,661	11,663	878,665	891,989
Commercial real estate construction and land development	263	—	263	—	158,984	159,247
1-4 family residential (including home equity)	280	—	280	217	246,490	246,987
Residential construction	—	—	—	—	98,657	98,657
Consumer and other	125	—	125	12	10,828	10,965
Total loans	$3,357	$911	$4,268	$15,788	$1,871,579	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables.

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$8,186	$8,709	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,365	16,450	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	574	574	—
Residential construction	—	—	—
Consumer and other	12	12	—
Total	25,137	25,745	—

With an allowance recorded:
Commercial and industrial	7,311	7,532	2,228
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	390	390	92
Commercial real estate construction and land development	70	70	4
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	7,771	7,992	2,324

Total:
Commercial and industrial	15,497	16,241	2,228
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,755	16,840	92
Commercial real estate construction and land development	70	70	4
1-4 family residential (including home equity)	574	574	—
Residential construction	—	—	—
Consumer and other	12	12	—
	$32,908	$33,737	$2,324

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$15,742	$139	$4,117	$55
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,854	77	8,957	58
Commercial real estate construction and land development	72	—	—	—
1-4 family residential (including home equity)	575	1	939	10
Residential construction	—	—	—	—
Consumer and other	14	—	55	2
Total	$33,257	$217	$14,068	$125
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
Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loan at March 31, 2017 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$390,673	$11,858	$2,727	$19,896	$—	$425,154
Mortgage warehouse	64,132	—	—	—	—	64,132
Real estate:
Commercial real estate (including multi-family residential)	899,331	19,428	7,186	35,267	—	961,212
Commercial real estate construction and land development	164,822	5,315	—	5,127	—	175,264
1-4 family residential (including home equity)	245,768	805	1,438	2,870	—	250,881
Residential construction	99,131	—	517	—	—	99,648
Consumer and other	9,739	340	4	64	—	10,147
Total loans	$1,873,596	$37,746	$11,872	$63,224	$—	$1,986,438
The following table presents the risk category of loans by class of loan at December 31, 2016:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$384,979	$11,784	$3,344	$16,645	$—	$416,752
Mortgage warehouse	67,038	—	—	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	834,781	16,009	6,804	34,395	—	891,989
Commercial real estate construction and land development	149,010	8,124	—	2,113	—	159,247
1-4 family residential (including home equity)	242,208	512	2,069	2,198	—	246,987
Residential construction	97,808	—	415	434	—	98,657
Consumer and other	10,520	364	4	77	—	10,965
Total loans	$1,786,344	$36,793	$12,636	$55,862	$—	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31, 2017 and March 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance January 1, 2017	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	806	—	208	391	(40)	(11)	(11)	1,343

Charge-offs	(627)	—	—	—	—	—	—	(627)
Recoveries	46	—	—	—	10	—	4	60
Net charge-offs	(581)	—	—	—	10	—	4	(567)

Balance March 31, 2017	$5,284	$—	$9,158	$1,608	$1,846	$737	$54	$18,687

Allowance for loan losses:
Balance January 1, 2016	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	379	—	77	131	42	69	12	710

Charge-offs	(1)	—	(86)	—	—	—	(10)	(97)
Recoveries	35	—	—	—	10	—	1	46
Net charge-offs	34	—	(86)	—	10	—	(9)	(51)

Balance March 31, 2016	$4,057	$—	$5,905	$1,352	$1,484	$889	$70	$13,757

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of March 31, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
March 31, 2017
Individually evaluated for impairment	$2,228	$—	$92	$4	$—	$—	$—	$2,324
Collectively evaluated for impairment	3,056	—	9,066	1,604	1,846	737	54	16,363
Total allowance for loan losses	$5,284	$—	$9,158	$1,608	$1,846	$737	$54	$18,687

December 31, 2016
Individually evaluated for impairment	$1,543	$—	$105	$—	$—	$—	$6	$1,654
Collectively evaluated for impairment	3,516	—	8,845	1,217	1,876	748	55	16,257
Total allowance for loan losses	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of March 31, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2017
Individually evaluated for impairment	$15,497	$—	$16,755	$70	$574	$—	$12	$32,908
Collectively evaluated for impairment	409,657	64,132	944,457	175,194	250,307	99,648	10,135	1,953,530
Total loans evaluated for impairment	$425,154	$64,132	$961,212	$175,264	$250,881	$99,648	$10,147	$1,986,438

December 31, 2016
Individually evaluated for impairment	$8,408	$—	$12,321	$—	$217	$—	$11	$20,957
Collectively evaluated for impairment	408,344	67,038	879,668	159,247	246,770	98,657	10,954	1,870,678
Total loans evaluated for impairment	$416,752	$67,038	$891,989	$159,247	$246,987	$98,657	$10,965	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Troubled Debt Restructurings
The following table presents information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2017 and 2016:

	As of March 31,
	2017			2016
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$316	$316	4	$873	$873
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	1,328	1,328	4	5,254	5,254
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	86	86	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	7	7
Total	3	$1,730	$1,730	9	$6,134	$6,134
Troubled debt restructurings resulted in a partial charge-off of $395 thousand during the three months ended March 31, 2017. There were no charge-offs resulting from troubled debt restructurings during three months ended March 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings of $14.1 million and $12.6 million, respectively. The Company allocated $837 thousand and $879 thousand of specific reserves for troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively, and did not commit to lend additional amounts on these loans. As of March 31, 2017 and March 31, 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2017 and March 31, 2016, respectively. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due. The Company did not grant principal reductions on any restructured loans.
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
MARCH 31, 2017
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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$184,146	$184,146	$—	$—	$184,146
Available for sale securities	317,219	—	317,219	—	317,219
Loans held for investment, net of allowance	1,967,751	—	—	1,969,375	1,969,375
FHLB stock	19,863	N/A	N/A	N/A	N/A
Accrued interest receivable	7,444	—	2,050	5,394	7,444

Financial liabilities
Deposits	$2,012,569	$—	$2,011,425	—	$2,011,425
Accrued interest payable	245	—	245	—	245
Short-term borrowings	75,000	—	75,000	—	75,000
Other borrowed funds	200,569	—	200,302	—	200,302
Subordinated debentures	9,222	—	9,222	—	9,222

	As of December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$142,098	$142,098	$—	$—	$142,098
Available for sale securities	316,455	—	316,455	—	316,455
Loans held for investment, net of allowance	1,873,724	—	—	1,872,056	1,872,056
FHLB stock	13,175	N/A	N/A	N/A	N/A
Accrued interest receivable	9,007	3	3,616	5,388	9,007

Financial liabilities
Deposits	$1,870,183	$—	$1,868,429	$—	$1,868,429
Accrued interest payable	285	—	285	—	285
Short-term borrowings	85,000	—	85,000	—	85,000
Other borrowed funds	200,569	—	199,989	—	199,989
Subordinated debentures	9,196	—	9,196	—	9,196

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The fair value estimates presented above are based on pertinent information available to management as of the dates indicated. The methods used to determine fair value are described in our audited financial statements which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables present fair values for assets measured at fair value on a recurring basis:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,163	$—	$6,163
Municipal securities	—	236,551	—	236,551
Agency mortgage-backed pass-through securities	—	28,325	—	28,325
Corporate bonds and other	—	46,180	—	46,180
Total	$—	$317,219	$—	$317,219

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,149	$—	$6,149
Municipal securities	—	237,802	—	237,802
Agency mortgage-backed pass-through securities	—	27,324	—	27,324
Corporate bonds and other	—	45,180	—	45,180
Total	$—	$316,455	$—	$316,455
There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016. There were no transfers between levels during the three months ended March 31, 2017 or March 31, 2016.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of March 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,304
Commercial real estate (including multi-family residential)	—	—	298
Commercial real estate construction and land development	—	—	66
Other real estate owned	—	—	365
	$—	$—	$6,033

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,785
Commercial real estate (including multi-family residential)	—	—	468
Other real estate owned	—	—	1,503
	$—	$—	$3,756
Impaired Loans with Specific Allocation of Allowance
During the three months ended March 31, 2017 and the year ended December 31, 2016, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At March 31, 2017, the total reported fair value of impaired loans of $5.7 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $8.0 million that was reduced by specific allowance allocations totaling $2.3 million. At December 31, 2016, the total reported fair value of impaired loans of $2.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $3.9 million that was reduced by specific allowance allocations totaling $1.7 million.
Other Real Estate Owned
At March 31, 2017, the balance of other real estate owned included $365 thousand of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. At March 31, 2017, the recorded investment of commercial real estate land loans secured by non-residential real estate properties for which formal foreclosure proceeds are in process is $41 thousand. The Company had $1.5 million of other real estate owned at December 31, 2016.
7. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at March 31, 2017 and December 31, 2016 were $199.5 million and $196.5 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$473,222
After one but within two years	183,913
After two but within three years	55,429
After three but within four years	15,896
After four but within five years	36,990
Total	$765,450
The Company has $151.0 million and $65.9 million of brokered deposits as of March 31, 2017 and December 31, 2016, respectively; and there are no major concentrations of deposits with any one depositor at March 31, 2017 and December 31, 2016. Included in these amounts are reciprocal deposits $70.0 million and $64.8 million, at March 31, 2017 and December 31, 2016, respectively.
8. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2017, the Company had a total borrowing capacity of $708.7 million, of which $398.3 million was available and $310.4 million was outstanding. Short-term FHLB advances of $75.0 million were outstanding at March 31, 2017, at a weighted average interest rate of 0.93%. Long-term FHLB borrowings of

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

$200.0 million were outstanding at March 31, 2017, at a weighted average interest rate of 0.76%. Of the total long-term FHLB borrowings, $100.0 million will expire in April 2018 and another $100.0 million will expire in May 2018. Letters of credit were $35.4 million at March 31, 2017, of which $7.3 million will expire in August 2017, $25.0 million will expire in October 2017 and $3.1 million will expire in February 2018.
In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the Independence Bank acquisition. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At March 31, 2017, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 3.75%, at March 31, 2017, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

Remaining 2017	$—
2018	—
2019	—
2020	—
2021 and thereafter	569
Total	$569
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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at March 31, 2017 of $9.2 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2017, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 31, 2017 was 1.1347%.

(2)	All debentures are currently callable.
10. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2017, income tax expense was $1.5 million compared with $3.1 million for the three months ended March 31, 2016. The effective income tax rate for the three months ended March 31, 2017 was 20.2% compared to 32.6% for the three months ended March 31, 2016. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the excess tax benefit from the exercise of stock options by employees during the first quarter of 2017, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. Additionally, the decrease in income tax expense and the effective tax rate was due to the increase in tax free income from the purchase of additional municipal securities from the prior year. During the three months ended March 31, 2017, the impact on the tax rate due to the excess tax benefit on stock options exercised and the increased tax free income from the purchase of municipal securities was approximately 8.0% and 7.0%, respectively.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three months ended March 31, 2017 and 2016. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2013.
11. STOCK BASED COMPENSATION
During 2008, the Company’s Board of Directors and shareholders approved the 2008 Stock Awards and Incentive Plan (the “Plan”) covering certain key employees to purchase shares of the Company’s stock. The Plan was amended in 2015 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,460,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $341 thousand and $354 thousand for the three months ended March 31, 2017 and 2016, respectively.
Stock Options
Options to purchase a total of 1,257,631 shares of Company stock have been granted as of March 31, 2017. Under the stock option plan, options are exercisable up to 10 years from the date of the grant and are fully vested 4 years after the date of grant.The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

A summary of the activity in the stock option plan during the three months ended March 31, 2017 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2017	935	$18.21	6.23	$16,773
Options granted	17	32.45
Options exercised	(119)	17.59
Options forfeited	—	—
Options outstanding, March 31, 2017	833	$18.65	6.15	$15,457
Options vested and exercisable, March 31, 2017	491	$15.93	4.71	$10,444
Restricted Stock Awards
During 2017, the Company issued 11,250 shares of restricted stock. The restricted stock shares will vest over a period of 4 years but are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2017	24	$18.31
Share awards granted	11	32.45
Share awards vested	(10)	13.32
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, March 31, 2017	25	$24.59
12. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in the Company’s consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$363,604	$261,970	$353,822	$232,551
Standby letters of credit	9,615	1,075	9,423	124
Total	$373,219	$263,045	$363,245	$232,675
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2017, the funded fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 2.43 years and 5.00%, respectively.
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
13. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of March 31, 2017 and December 31, 2016 the Company and the Bank met all capital adequacy requirements to which they were then subject.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at March 31, 2017 and December 31, 2016:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required For Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2017
Total Capital (to risk weighted assets)	$276,836	12.35%	$179,356	8.00%	$207,380	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	248,926	11.10%	100,888	4.50%	128,912	5.750%	N/A	N/A
Tier I Capital (to risk weighted assets)	258,148	11.51%	134,517	6.00%	162,541	7.250%	N/A	N/A
Tier I Capital (to average tangible assets)	258,148	10.28%	100,471	4.00%	100,471	4.000%	N/A	N/A

As of December 31, 2016
Total Capital (to risk weighted assets)	$268,155	12.57%	$170,690	8.00%	$184,025	8.625%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	241,048	11.30%	96,013	4.50%	109,348	5.125%	N/A	N/A
Tier I Capital (to risk weighted assets)	250,244	11.73%	128,018	6.00%	141,353	6.625%	N/A	N/A
Tier I Capital (to average tangible assets)	250,244	10.35%	96,708	4.00%	96,708	4.000%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2017
Total Capital (to risk weighted assets)	$253,957	11.33%	$179,280	8.00%	$207,293	9.250%	$224,100	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	235,269	10.50%	100,845	4.50%	128,858	5.750%	145,665	6.50%
Tier I Capital (to risk weighted assets)	235,269	10.50%	134,460	6.00%	162,473	7.250%	179,280	8.00%
Tier I Capital (to average tangible assets)	235,269	9.37%	100,437	4.00%	100,437	4.000%	125,547	5.00%

As of December 31, 2016
Total Capital (to risk weighted assets)	$247,606	11.61%	$170,630	8.00%	$183,960	8.625%	$213,288	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	229,694	10.77%	95,979	4.50%	109,310	5.125%	138,637	6.50%
Tier I Capital (to risk weighted assets)	229,694	10.77%	127,973	6.00%	141,303	6.625%	170,630	8.00%
Tier I Capital (to average tangible assets)	229,694	9.50%	96,679	4.00%	96,679	4.000%	120,849	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

	Three Months Ended March 31,
	2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$6,047		$6,355
Basic:
Weighted average common shares outstanding	13,021	$0.46	12,840	$0.49

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	356		127
Total	13,377	$0.45	12,967	$0.49
There were no antidilutive shares as of March 31, 2017. Stock options for 596 thousand shares were not considered in computing diluted earnings per common share as of March 31, 2016 because they were antidilutive.
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
Cautionary Notice Regarding Forward-Looking Statements
Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.
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

•	general market conditions and economic trends nationally, regionally and locally particularly in the Houston metropolitan area;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•
our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operations, as well as permitting decision-making authority at the bank location level;

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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;

•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;

•	risks associated with negative public perception of the Company;

•	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	risks associated with data processing system failures and errors;

•	potential risk of environmental liability related to lending activities;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

•
the effects of war or other conflicts, acts of terrorism (including cyberattacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may effect general economic conditions; and

•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.
Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.
Overview
We generate most of our revenues from interest income on loans, service charges on customer accounts and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
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
Our objective is to grow and strengthen our community banking franchise by deploying our super-community banking strategy and pursuing select strategic acquisitions in the Houston metropolitan area. We have positioned ourselves to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service. We have made the strategic decision to focus on the Houston metropolitan area because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market.
Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers' needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service decentralized bank offices and employ lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the bank offices level. We support banking location operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to us than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.
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

•
identifying and hiring additional seasoned bankers in the Houston metropolitan area who will thrive within our super-community banking model, and opening additional branches where we are able to attract seasoned bankers; and

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
Recent Developments
On January 31, 2016, the Bank completed the sale of its two Central Texas branch locations that were acquired as part of the F&M Bancshares acquisition, to Incommons Bank, N.A., a national banking association headquartered in Mexia, Texas. Under the terms of the purchase and assumption agreement, Incommons Bank, N.A. acquired certain assets and assumed certain liabilities associated with the Mart branch location at 714 Texas Avenue in Mart, Texas and the Rosebud branch location at 339 Main Street in Rosebud, Texas. We sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded a gain of approximately $2.1 million on the sale of these branches.
Critical Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:
Securities
Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.
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
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance that is established through charges to income in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance.
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
Our purchase credit impaired loans have generally been de minimis and comprised 0.03% of our loan portfolio at March 31, 2017. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three months ended March 31, 2017 and prior periods has been immaterial.
All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At March 31, 2017, we had $176.8 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $604 thousand or 0.34%.
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
Results of Operations
Net income was $6.0 million, or $0.45 per diluted share, in the first quarter 2017 compared to $6.4 million, or $0.49 per diluted share, for the first quarter 2016. The first quarter 2016 included a $1.3 million after tax gain on the sale of two Central Texas branch locations that were sold in order to focus on the Houston metropolitan area. Annualized returns on average assets, average equity and average tangible equity were 0.96%, 8.61% and 10.15%, respectively, compared to 1.19%, 9.70% and 11.67%, respectively, for the the three months ended March 31, 2017 and 2016, respectively.
The efficiency ratio increased to 64.98% for the first quarter 2017 from 63.80% for the first quarter 2016. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation.
Net Interest Income
Three months ended March 31, 2017 compared with three months ended March 31, 2016. Net interest income before the provision for loan losses for the three months ended March 31, 2017 was $24.1 million compared with $21.1 million for the three months ended March 31, 2016, an increase of $3.0 million, or 14.4%. The increase in net interest income was primarily due to organic loan growth and an increase in the securities portfolio.
Interest income was $27.5 million for the three months ended March 31, 2017, an increase of $4.1 million, or 17.3%, compared with the three months ended March 31, 2016, primarily due to an increase of $365.6 million, or 18.8%, in average interest-earning assets. Additionally, during the three months ended March 31, 2017 and March 31, 2016, we benefited from acquisition accounting loan discount accretion of $236 thousand and $421 thousand, respectively.
Interest expense was $3.4 million for the three months ended March 31, 2017, an increase of $1.0 million, or 43.0%, compared to the three months ended March 31, 2016. This increase was primarily due to an increase in average interest-bearing liabilities of $379.0 million, or 29.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase in average interest-bearing liabilities was primarily attributable to the increase in average Federal Home Loan Bank borrowings for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2017 was 4.38%, a decrease of 7 basis points compared to 4.45% for the three months ended March 31, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $211 thousand and $491 thousand on the tax equivalent net interest margin was an increase of 4 basis points and 10 basis points for the three months ended March 31, 2017 and March 31, 2016, respectively.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans(1)	$1,928,333	$25,260	5.31%	$1,663,711	$22,228	5.37%
Securities	325,911	2,122	2.64%	186,460	1,081	2.33%
Deposits in other financial institutions	53,338	130	0.99%	91,824	142	0.62%
Total interest-earning assets	2,307,582	$27,512	4.84%	1,941,995	$23,451	4.86%
Allowance for loan losses	(18,200)			(13,487)
Noninterest-earning assets	259,315			226,946
Total assets	$2,548,697			$2,155,454

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$130,909	$100	0.31%	$95,506	$67	0.28%
Money market and savings deposits	486,779	554	0.46%	433,139	477	0.44%
Certificates and other time deposits	685,169	1,957	1.16%	614,216	1,560	1.02%
Short-term borrowings	145,278	324	0.91%	126,374	139	0.44%
Subordinated debt	9,205	120	5.28%	9,098	117	5.19%
Other borrowed funds	200,570	329	0.66%	569	7	5.23%
Total interest-bearing liabilities	1,657,910	$3,384	0.83%	1,278,902	$2,367	0.74%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	600,006			605,969
Other liabilities	5,892			7,186
Total liabilities	2,263,808			1,892,057
Shareholders' equity	284,889			263,397
Total liabilities and shareholders' equity	$2,548,697			$2,155,454

Net interest rate spread			4.01%			4.12%

Net interest income and margin(2)		$24,128	4.24%		$21,084	4.37%

Net interest income and margin (tax equivalent)(3)		$24,907	4.38%		$21,483	4.45%

(1)	Includes loans held for sale during the first quarter 2016.

(2)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(3)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended March 31, 2017 and March 31, 2016 and other applicable effective tax rates.

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

	For the Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Number of Days	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$3,496	$(221)	$(244)	$3,031
Securities	805	249	(12)	1,042
Deposits in other financial institutions	(58)	48	(2)	(12)
Total increase (decrease) in interest income	4,243	76	(258)	4,061

Interest-bearing Liabilities:
Interest-bearing demand deposits	25	9	(1)	33
Money market and savings deposits	60	23	(5)	78
Certificates and other time deposits	182	231	(17)	396
Short-term borrowings	21	166	(2)	185
Subordinated debt	1	3	(1)	3
Other borrowed funds	2,580	(2,258)	—	322
Total increase (decrease) in interest expense	2,869	(1,826)	(26)	1,017
Increase (decrease) in net interest income	$1,374	$1,902	$(232)	$3,044
Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at March 31, 2017 and December 31, 2016 was $18.7 million and $17.9 million, respectively, representing 0.94% and 0.95% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $1.3 million provision for loan losses for the quarter ended March 31, 2017 and a $710 thousand provision for the quarter ended March 31, 2016. The increase in the provision was primarily due to organic loan growth, an increase of $670 thousand of allowance on impaired loans and net charge-offs of $567 thousand for the quarter ended March 31, 2017.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended March 31, 2017 compared with three months ended March 31, 2016. Noninterest income totaled $1.3 million for the three months ended March 31, 2017 compared with $3.3 million for the same period in 2016. The first quarter 2016 included the $2.1 million gain, $1.3 million after tax, on the sale of the two Central Texas branch locations.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$199	$163	$36
Service charges on deposit accounts	195	145	50
Gain on sale of branch assets	—	2,050	(2,050)
Bank owned life insurance income	148	166	(18)
Debit card and ATM card income	205	165	40
Rebate from correspondent bank	233	150	83
Other(1)	361	465	(104)
Total noninterest income	$1,341	$3,304	$(1,963)

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended March 31, 2017 compared with three months ended March 31, 2016. Noninterest expense was $16.5 million for the three months ended March 31, 2017 compared to $14.3 million for the three months ended March 31, 2016, an increase of $2.3 million, or 16.1%. This increase was primarily attributable to increases in salaries and benefits and professional fees related to supporting growth initiatives.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$10,562	$9,273	$1,289
Net occupancy and equipment	1,427	1,232	195
Depreciation	400	417	(17)
Data processing and software amortization	695	653	42
Professional fees	895	534	361
Regulatory assessments and FDIC insurance	589	345	244
Core deposit intangibles amortization	195	199	(4)
Communications	247	280	(33)
Advertising	263	201	62
Other real estate expense	128	50	78
Printing and supplies	69	46	23
Other	1,079	1,023	56
Total noninterest expense	$16,549	$14,253	$2,296

(1)	Total salaries and employee benefits includes $341 thousand and $354 thousand for the three months ended March 31, 2017 and 2016, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $1.3 million, or 13.9%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase for the three months ended March 31, 2017 over the same period in 2016 was primarily due to the addition of high quality lenders and experienced operations specialists hired to support our growth over the past year.
Net Occupancy and Equipment. Net occupancy and equipment increased $195 thousand, or 15.8%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase was primarily due to $145 thousand of expenses related to an early lease cancellation on a lease assumed in an acquisition and write-downs of signage.
Professional Fees. Professional fees increased $361 thousand, or 67.6%, for the three months ended March 31, 2017 compared to the same period in 2016, as we continued to focus on enhancing our infrastructure to support our growth initiatives.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches), which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 64.98% for the three months ended March 31, 2017 compared to 63.80% for the three months ended March 31, 2016.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. The efficiency ratio remained elevated for the first quarter of 2017 as we continued to support our growth initiatives.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $1.5 million, or 50.2%, to $1.5 million for the three months ended March 31, 2017 compared with $3.1 million for the same period in 2016. Our effective tax rate was 20.2% for the three months ended March 31, 2017 compared to 32.6% for the three months ended March 31, 2016. Our effective tax rate decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the excess tax benefit from the exercise of stock options by employees during the first quarter of 2017, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. Additionally, the decrease in income tax expense and the effective tax rate was due to the increase in tax free income from the purchase of additional municipal securities from the prior year. During the three months ended March 31, 2017, the impact on the tax rate due to the excess tax benefit on stock options exercised and the increased tax free income from the purchase of municipal securities was approximately 8.0% and 7.0%, respectively.
Financial Condition
Loan Portfolio
At March 31, 2017, total loans were $1.99 billion, an increase of $94.8 million, or 5.0%, compared with December 31, 2016, primarily due to strong organic growth within our loan portfolio.
Total loans as a percentage of deposits were 98.7% and 101.1% as of March 31, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 76.6% and 77.2% as of March 31, 2017 and December 31, 2016, respectively.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$425,154	21.4%	$416,752	22.0%
Mortgage warehouse	64,132	3.2%	67,038	3.5%
Real estate:
Commercial real estate (including multi-family residential)	961,212	48.5%	891,989	47.2%
Commercial real estate construction and land development	175,264	8.8%	159,247	8.4%
1-4 family residential (including home equity)	250,881	12.6%	246,987	13.1%
Residential construction	99,648	5.0%	98,657	5.2%
Consumer and other	10,147	0.5%	10,965	0.6%
Total loans	1,986,438	100.0%	1,891,635	100.0%
Allowance for loan losses	(18,687)		(17,911)
Loans, net	$1,967,751		$1,873,724
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio slightly increased by $8.4 million, or 2.0%, to $425.2 million as of March 31, 2017 compared to $416.8 million as of December 31, 2016.
Our exposure to oil and gas exploration and production companies is roughly 3.7% of our total loan portfolio as of March 31, 2017. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 4.0% at March 31, 2017. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.
Mortgage warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $2.9 million, or 4.3%, to $64.1 million as of March 31, 2017 compared to $67.0 million as of December 31, 2016.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2017 and December 31, 2016, 53.7% and 53.5%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $69.2 million, or 7.8%, to $961.2 million as of March 31, 2017 from $892.0 million as of December 31, 2016, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $3.6 million, or 6.8%, to $56.5 million as of March 31, 2017 from $52.9 million as of December 31, 2016. We had 86 multi-family loans with an average loan size of $657 thousand as of March 31, 2017.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $16.0 million, or 10.1%, to $175.3 million as of March 31, 2017 compared to $159.2 million as of December 31, 2016 as a result of organic loan growth.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $3.9 million, or 1.6%, to $250.9 million as of March 31, 2017 from $247.0 million as of December 31, 2016. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased slightly to $34.7 million as of March 31, 2017 from $34.3 million as of December 31, 2016.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $991 thousand, or 1.0%, to $99.6 million as of March 31, 2017 from $98.7 million as of December 31, 2016 as a result of organic loan growth.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased slightly to $10.1 million as of March 31, 2017 from $11.0 million as of December 31, 2016.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers, and monitor our delinquency levels for any negative or adverse trends.
We had $19.3 million and $16.7 million in nonperforming loans as of March 31, 2017 and December 31, 2016, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2017	As of December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$8,933	$3,896
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,726	11,663
Commercial real estate construction and land development	70	—
1-4 family residential (including home equity)	574	217
Residential construction	—	—
Consumer and other	12	12
Total nonaccrual loans	19,315	15,788
Accruing loans 90 or more days past due	—	911
Total nonperforming loans	19,315	16,699
Repossessed assets	365	1,503
Other real estate	260	286
Total nonperforming assets	$19,940	$18,488
Restructured loans(1)	$5,209	$4,831
Nonperforming assets to total assets	0.77%	0.75%
Nonperforming loans to total loans	0.97%	0.88%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are classified as substandard and consist of accruing restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2017 and December 31, 2016, we had $13.6 million and $5.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2017, potential problem loans consisted of eleven credit relationships. Of the total outstanding balance at March 31, 2017, 67.1% related to one customer in the hospitality industry, 33.1% related to eight customers in the energy related industry, 3.2% related to one customer in the construction material industry and 2.0% related to one customer in the clothing manufacturing industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at March 31, 2017 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade allocation methodology.
Allowance for Credit Losses
The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged-off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance.
All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of March 31, 2017 was $654 thousand, or 0.37%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.
At March 31, 2017, our allowance for loan losses amounted to $18.7 million, or 0.94%, of total loans compared with $17.9 million, or 0.95%, as of December 31, 2016. The increase in the allowance of $776 thousand for the three months ended March 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in the required reserve associated with organic loan growth and the increase in potential problem loans. We believe that the allowance for loan losses at March 31, 2017 and December 31, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.12% for the three months ended March 31, 2017 compared to 0.01% for the three months ended March 31, 2016 and 0.04% for the year ended December 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	$1,928,333	$1,663,711
Gross loans outstanding at end of period	1,986,438	1,717,448
Allowance for loan losses at beginning of period	17,911	13,098
Provision for loan losses	1,343	710
Charge-offs:
Commercial and industrial loans	(627)	(1)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	(86)
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	(10)
Total charge-offs for all loan types	(627)	(97)
Recoveries:
Commercial and industrial loans	46	35
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	10	10
Residential construction	—	—
Consumer and other	4	1
Total recoveries for all loan types	60	46
Net charge-offs	(567)	(51)
Allowance for loan losses at end of period	$18,687	$13,757
Allowance for loan losses to total loans	0.94%	0.80%
Net charge-offs to average loans(1)	0.12%	0.01%
Allowance for loan losses to nonperforming loans	96.75%	197.12%

(1)	Interim period annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, and to meet pledging and regulatory capital requirements. As of March 31, 2017, the carrying amount of investment securities totaled $317.2 million, an increase of $764 thousand, or 0.2%, compared with $316.5 million as of December 31, 2016. Securities represented 12.2% and 12.9% of total assets as of March 31, 2017 and December 31, 2016, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,895	$268	$—	$6,163
Municipal securities	240,248	1,133	(4,830)	236,551
Agency mortgage-backed pass-through securities	28,470	243	(388)	28,325
Corporate bonds and other	46,105	167	(92)	46,180
Total	$320,718	$1,811	$(5,310)	$317,219

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds and other	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455
As of March 31, 2017, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2017, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	March 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,015	1.46%	$3,880	3.37%	$—	0.00%	$5,895	2.72%
Municipal securities	1,400	2.14%	34,731	2.49%	84,440	3.36%	119,677	4.95%	240,248	4.02%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,014	2.20%	24,456	2.67%	28,470	2.61%
Corporate bonds and other	—	0.00%	45,105	2.36%	1,000	8.00%	—	0.00%	46,105	2.48%
Total	$1,400	2.14%	$81,851	2.39%	$93,334	3.36%	$144,133	4.56%	$320,718	3.65%

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,014	1.46%	$3,869	3.37%	$—	0.00%	$5,883	2.71%
Municipal securities	2,738	1.76%	27,216	2.50%	83,682	3.15%	128,865	4.91%	242,501	4.00%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,856	2.12%	22,640	2.55%	27,496	2.48%
Corporate bonds and other	—	0.00%	45,271	2.36%	—	0.00%	—	0.00%	45,271	2.36%
Total	$2,738	1.76%	$74,501	2.39%	$92,407	3.11%	$151,505	4.56%	$321,151	3.61%
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
As of March 31, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.64% during the three months ended March 31, 2017 compared with 2.33% for the three months ended March 31, 2016. The increase in average yield during the first three months of 2017 compared to the same period in 2016 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangible Assets
Our goodwill as of March 31, 2017 and December 31, 2016 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of March 31, 2017 and December 31, 2016, was $3.9 million and $4.1 million, respectively. Core deposit intangible are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at March 31, 2017 were $2.01 billion, an increase of $142.4 million, or 7.6%, compared with $1.87 billion at December 31, 2016. Noninterest-bearing deposits at March 31, 2017 were $615.2 million, an increase of $21.5 million, or 3.6%, compared with $593.8 million at December 31, 2016. Interest-bearing deposits at March 31, 2017 were $1.40 billion, an increase of $120.9 million, or 9.5%, compared with $1.28 billion at December 31, 2016.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2017, we had a total borrowing capacity of $708.7 million, of which $398.3 million was available and $310.4 million was outstanding. Short-term FHLB advances of $75.0 million were outstanding at March 31, 2017, at a weighted average interest rate of 0.93%. Long-term FHLB borrowings of $200.0 million were outstanding at March 31, 2017, at a weighted average interest rate of 0.76%. Of the total long-term FHLB borrowings, $100.0 million will expire in April 2018 and another $100.0 million will expire in May 2018. Letters of credit were $35.4 million at March 31, 2017, of which $7.3 million will expire in August 2017, $25.0 million will expire in October 2017 and $3.1 million will expire in February 2018.
On December 22, 2014, in connection with the acquisition of F&M Bancshares, we entered into a credit agreement with another financial institution. Pursuant to this credit agreement, we borrowed approximately $10.1 million in December 2014 to pay off prior indebtedness. In January 2015, we borrowed an additional $18.0 million under the credit agreement to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million under the credit agreement using a portion of the proceeds from the initial public offering of Allegiance common stock. As of March 31, 2017 and December 31, 2016, we had $569 thousand of indebtedness owed under the credit agreement.
Credit Agreement
Our revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 3.75% at March 31, 2017. Interest payments are due quarterly. The credit agreement is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of March 31, 2017, we believe we are in compliance with all such debt covenants and the lender has not delivered any notice of noncompliance under the terms of the applicable credit documents.

Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at March 31, 2017 of $9.2 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of March 31, 2017 and December 31, 2016 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,025	1,708	1,735	4,331	9,799
Total	$2,025	$1,708	$1,735	$4,900	$10,368

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,654	1,820	2,087	4,513	11,074
Total	$2,654	$1,820	$2,087	$5,082	$11,643
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
As of March 31, 2017 and December 31, 2016, we had outstanding $625.6 million and $586.4 million, respectively, in commitments to extend credit and $10.7 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2017 and the year ended December 31, 2016, our liquidity needs have been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $264.6 million, or 15.9%, for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.6 years and modified duration of 5.7 years at March 31, 2017, and a weighted average life of 6.7 years and modified duration of 5.8 years at December 31, 2016.
As of March 31, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve, and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), less goodwill, other disallowed intangible assets, and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.
Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. In addition, the final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for us on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for us starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of March 31, 2017 and December 31, 2016, the Bank was well capitalized.
Total shareholder’s equity was $289.1 million at March 31, 2017, compared with $279.8 million at December 31, 2016, an increase of $9.3 million, or 3.3%. This increase was primarily the result of net income of $6.0 million for the three months ended March 31, 2017.
The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2017
Total capital (to risk weighted assets)	12.35%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.10%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	11.51%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	10.28%	4.00%	4.000%	N/A

As of December 31, 2016
Total capital (to risk weighted assets)	12.57%	8.00%	8.625%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.30%	4.50%	5.125%	N/A
Tier 1 capital (to risk weighted assets)	11.73%	6.00%	6.625%	N/A
Tier 1 capital (to average assets)	10.35%	4.00%	4.000%	N/A

ALLEGIANCE BANK:
As of March 31, 2017
Total capital (to risk weighted assets)	11.33%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.50%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.50%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.37%	4.00%	4.000%	5.00%

As of December 31, 2016
Total capital (to risk weighted assets)	11.61%	8.00%	8.625%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.77%	4.50%	5.125%	6.50%
Tier 1 capital (to risk weighted assets)	10.77%	6.00%	6.625%	8.00%
Tier 1 capital (to average assets)	9.50%	4.00%	4.000%	5.00%
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
+300	(3.5)%	(3.3)%	(7.3)%	(7.4)%
+200	(2.3)%	(2.3)%	(4.5)%	(4.7)%
+100	(1.4)%	(1.4)%	(2.1)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.3%	1.8%	0.5%	1.1%
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
ITEM  1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission.
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

Allegiance Bancshares, Inc. (Registrant)

Date: May 5, 2017	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: May 5, 2017	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer