Form 10-Q
period 2017-06-30
Allegiance Bancshares, Inc.
filed 2017-08-03
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2017, there were 13,161,490 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
JUNE 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$141,952	$94,073
Interest-bearing deposits at other financial institutions	45,539	48,025
Total cash and cash equivalents	187,491	142,098

Available for sale securities, at fair value	321,268	316,455

Loans held for investment	2,114,652	1,891,635
Less: allowance for loan losses	(21,010)	(17,911)
Loans, net	2,093,642	1,873,724

Accrued interest receivable	9,284	9,007
Premises and equipment, net	18,240	18,340
Other real estate owned	365	1,503
Federal Home Loan Bank stock	16,675	13,175
Bank owned life insurance	22,131	21,837
Goodwill	39,389	39,389
Core deposit intangibles, net	3,664	4,055
Other assets	12,567	11,365
TOTAL ASSETS	$2,724,716	$2,450,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$662,527	$593,751
Interest-bearing
Demand	163,443	114,772
Money market and savings	509,533	483,266
Certificates and other time	763,739	678,394
Total interest-bearing deposits	1,436,715	1,276,432
Total deposits	2,099,242	1,870,183
Accrued interest payable	466	285
Borrowed funds	310,569	285,569
Subordinated debentures	9,249	9,196
Other liabilities	6,731	5,898
Total liabilities	2,426,257	2,171,131
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued or outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,153,053 shares issued and outstanding at June 30, 2017 and 12,958,341 shares issued and outstanding at December 31, 2016	13,153	12,958
Capital surplus	216,158	212,649
Retained earnings	68,704	57,262
Accumulated other comprehensive income (loss)	444	(3,052)
Total shareholders’ equity	298,459	279,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,724,716	$2,450,948
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$26,736	$22,839	$51,996	$45,067
Securities:
Taxable	503	452	1,001	723
Tax-exempt	1,591	1,086	3,215	1,896
Deposits in other financial institutions	157	150	287	292
Total interest income	28,987	24,527	56,499	47,978
INTEREST EXPENSE:
Demand, money market and savings deposits	702	569	1,356	1,113
Certificates and other time deposits	2,283	1,665	4,240	3,225
Borrowed funds	761	224	1,414	370
Subordinated debentures	134	120	254	237
Total interest expense	3,880	2,578	7,264	4,945
NET INTEREST INCOME	25,107	21,949	49,235	43,033
Provision for loan losses	3,007	1,645	4,350	2,355
Net interest income after provision for loan losses	22,100	20,304	44,885	40,678
NONINTEREST INCOME:
Nonsufficient funds fees	184	145	383	308
Service charges on deposit accounts	205	173	400	318
Gain on sale of branch assets	—	—	—	2,050
Bank owned life insurance income	146	153	294	319
Other	942	741	1,741	1,521
Total noninterest income	1,477	1,212	2,818	4,516
NONINTEREST EXPENSE:
Salaries and employee benefits	10,415	9,177	20,977	18,450
Net occupancy and equipment	1,302	1,214	2,729	2,446
Depreciation	398	415	798	832
Data processing and software amortization	719	622	1,414	1,275
Professional fees	987	401	1,882	935
Regulatory assessments and FDIC insurance	569	355	1,158	700
Core deposit intangibles amortization	196	195	391	394
Communications	233	274	480	554
Advertising	288	197	551	398
Other	1,354	1,073	2,630	2,192
Total noninterest expense	16,461	13,923	33,010	28,176
INCOME BEFORE INCOME TAXES	7,116	7,593	14,693	17,018
Provision for income taxes	1,721	2,339	3,251	5,409
NET INCOME	$5,395	$5,254	$11,442	$11,609

EARNINGS PER SHARE:
Basic	$0.41	$0.41	$0.88	$0.90
Diluted	$0.40	$0.40	$0.85	$0.89
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$5,395	$5,254	$11,442	$11,609
Other comprehensive income, before tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period	4,183	6,232	5,380	7,435
Total other comprehensive income	4,183	6,232	5,380	7,435
Deferred tax benefit related to other comprehensive income	(1,465)	(2,181)	(1,884)	(2,602)
Other comprehensive income, net of tax	2,718	4,051	3,496	4,833
Comprehensive income	$8,113	$9,305	$14,938	$16,442
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2016	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income				11,609			11,609
Other comprehensive income					4,833		4,833
Common stock issued in connection with the exercise of stock options and restricted stock awards	54,714	54	520				574
Repurchase of treasury stock						38	38
Stock based compensation expense			707				707
BALANCE AT JUNE 30, 2016	12,869,410	$12,869	$210,512	$46,020	$6,850	$—	$276,251

BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				11,442			11,442
Other comprehensive income					3,496		3,496
Common stock issued in connection with the exercise of stock options and restricted stock awards	194,712	195	2,712				2,907
Stock based compensation expense			797				797
BALANCE AT JUNE 30, 2017	13,153,053	$13,153	$216,158	$68,704	$444	$—	$298,459
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,442	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,189	1,226
Provision for loan losses	4,350	2,355
Excess tax benefit related to the exercise of stock options	(959)	—
Net amortization of premium on investments	1,678	1,329
Bank owned life insurance	(294)	(319)
Net accretion of discount on loans	(408)	(904)
Net amortization of discount on subordinated debentures	53	53
Net amortization of discount on certificates of deposit	(3)	(175)
Net gain on sale of branch assets	—	(2,050)
Federal Home Loan Bank stock dividends	(118)	(32)
Stock based compensation expense	797	707
Increase in accrued interest receivable and other assets	(3,004)	(3,549)
Increase in accrued interest payable and other liabilities	1,973	1,246
Net cash provided by operating activities	16,696	11,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,004,385	1,962,150
Proceeds from sales of available for sale securities	9,000	—
Purchase of available for sale securities	(2,014,496)	(2,094,410)
Net change in total loans	(222,722)	(91,751)
Purchase of bank premises and equipment	(1,057)	(196)
Net purchases of Federal Home Loan Bank stock	(3,382)	(10,985)
Net cash paid for the sale of branch assets	—	(5,250)
Net cash used in investing activities	(228,272)	(240,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	68,776	16,897
Net increase in interest-bearing deposits	160,286	93,869
Proceeds from borrowed funds	25,000	200,000
Paydowns on borrowed funds	—	(20,000)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	2,907	574
Issuance of treasury stock	—	38
Net cash provided by financing activities	256,969	291,378
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,393	62,432
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,098	148,431
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,491	$210,863
SUPPLEMENTAL INFORMATION:
Income taxes paid	$3,100	$6,100
Interest paid	7,080	2,298
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
New Accounting Standards
Newly Issued But Not Yet Effective Accounting Standards
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning on January 1, 2018, with retrospective application to each prior reporting period presented. The Company expects to adopt ASU 2014-09 in the first quarter 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. The Company is evaluating the full effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures; however, adoption of the ASU is not expected to have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09.

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
JUNE 30, 2017
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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company. The Company has formed a team that is assessing its data and system needs and is evaluating the impact of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s financial statements.
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

2. ACQUISITIONS
Acquisition of F&M Bancshares - On January 1, 2015, the Company completed the acquisition of F&M Bancshares, Inc. (“F&M Bancshares”) and its wholly-owned subsidiary Enterprise Bank (“Enterprise”) headquartered in Houston, Texas. Enterprise operated nine bank offices, seven in Houston, Texas and two in Central Texas. During the first quarter of 2016, the Bank completed the sale of the two Central Texas branch locations of Enterprise. The Bank sold $18.2 million and $26.6 million of loans and deposits, respectively, and recorded a gain of approximately $2.1 million on the sale of these branches.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2016	$39,389	$5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	39,389	4,055
Amortization	—	(391)
Balance as of June 30, 2017	$39,389	$3,664
Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2017, there were no impairments recorded on goodwill and other intangible assets. During the first quarter 2016, the Bank completed the sale of the two Central Texas branch locations of Enterprise in 2015 and wrote-down the core deposit intangible assets related to those locations.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2017 is as follows (dollars in thousands):

Remaining 2017	$391
2018	781
2019	781
2020	744
2021	484
Thereafter	483
Total	$3,664
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,722	$307	$(24)	$9,005
Municipal securities	239,282	2,694	(2,359)	239,617
Agency mortgage-backed pass-through securities	27,991	218	(302)	27,907
Corporate bonds and other	44,589	184	(34)	44,739
Total	$320,584	$3,403	$(2,719)	$321,268

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
As of June 30, 2017, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
The amortized cost and fair value of investment securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$11,110	$11,136
Due after one year through five years	62,750	63,060
Due after five years through ten years	96,802	97,349
Due after ten years	121,931	121,816
Subtotal	292,593	293,361
Agency mortgage-backed pass through securities	27,991	27,907
Total	$320,584	$321,268
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$1,271	$(24)	$—	$—	$1,271	$(24)
Municipal securities	119,872	(2,359)	—	—	119,872	(2,359)
Agency mortgage-backed pass-through securities	12,779	(228)	2,613	(74)	15,392	(302)
Corporate bonds and other	12,093	(34)	—	—	12,093	(34)
Total	$146,015	$(2,645)	$2,613	$(74)	$148,628	$(2,719)

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
During the three and six months ended June 30, 2017, the Company sold $9.0 million of corporate bonds with a minimal gain recognized. No securities were sold during the three and six months ended June 30, 2016. At June 30, 2017 and December 31, 2016, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $5.0 million at June 30, 2017 and $4.9 million at December 31, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$444,701	$416,752
Mortgage warehouse	73,499	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,008,027	891,989
Commercial real estate construction and land development	206,024	159,247
1-4 family residential (including home equity)	267,939	246,987
Residential construction	102,832	98,657
Consumer and other	11,630	10,965
Total loans	2,114,652	1,891,635
Allowance for loan losses	(21,010)	(17,911)
Loans, net	$2,093,642	$1,873,724

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	June 30, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,720	$—	$1,720	$9,051	$433,930	$444,701
Mortgage warehouse	—	—	—	—	73,499	73,499
Real estate:
Commercial real estate (including multi-family residential)	3,563	—	3,563	9,556	994,908	1,008,027
Commercial real estate construction and land development	275	—	275	—	205,749	206,024
1-4 family residential (including home equity)	1,403	—	1,403	568	265,968	267,939
Residential construction	1,401	—	1,401	—	101,431	102,832
Consumer and other	12	—	12	155	11,463	11,630
Total loans	$8,374	$—	$8,374	$19,330	$2,086,948	$2,114,652

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,028	$911	$1,939	$3,896	$410,917	$416,752
Mortgage warehouse	—	—	—	—	67,038	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,661	—	1,661	11,663	878,665	891,989
Commercial real estate construction and land development	263	—	263	—	158,984	159,247
1-4 family residential (including home equity)	280	—	280	217	246,490	246,987
Residential construction	—	—	—	—	98,657	98,657
Consumer and other	125	—	125	12	10,828	10,965
Total loans	$3,357	$911	$4,268	$15,788	$1,871,579	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables.

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,268	$6,194	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	8,835	8,835	—
Commercial real estate construction and land development	210	210	—
1-4 family residential (including home equity)	568	568	—
Residential construction	—	—	—
Consumer and other	5	5	—
Total	14,886	15,812	—

With an allowance recorded:
Commercial and industrial	10,588	11,663	2,657
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,341	7,562	580
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	150	150	150
Total	18,079	19,375	3,387

Total:
Commercial and industrial	15,856	17,857	2,657
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,176	16,397	580
Commercial real estate construction and land development	210	210	—
1-4 family residential (including home equity)	568	568	—
Residential construction	—	—	—
Consumer and other	155	155	150
	$32,965	$35,187	$3,387

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$16,758	$95	$5,748	$109
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,239	103	11,221	164
Commercial real estate construction and land development	210	4	—	—
1-4 family residential (including home equity)	571	—	229	(2)
Residential construction	—	—	—	—
Consumer and other	159	1	35	(1)
Total	$33,937	$203	$17,233	$270

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$17,004	$234	$5,959	$164
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,338	180	11,599	222
Commercial real estate construction and land development	315	4	—	—
1-4 family residential (including home equity)	572	1	233	8
Residential construction	—	—	—	—
Consumer and other	160	1	38	1
Total	$34,389	$420	$17,829	$395
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
JUNE 30, 2017
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
Based on the most recent analysis performed, the risk category of loans by class of loan at June 30, 2017 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$406,655	$11,003	$6,284	$20,759	$—	$444,701
Mortgage warehouse	73,499	—	—	—	—	73,499
Real estate:
Commercial real estate (including multi-family residential)	943,534	21,716	6,168	36,609	—	1,008,027
Commercial real estate construction and land development	195,180	5,643	144	5,057	—	206,024
1-4 family residential (including home equity)	262,972	848	1,474	2,645	—	267,939
Residential construction	100,756	1,559	517	—	—	102,832
Consumer and other	11,256	168	3	203	—	11,630
Total loans	$1,993,852	$40,937	$14,590	$65,273	$—	$2,114,652
The following table presents the risk category of loans by class of loan at December 31, 2016:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$384,979	$11,784	$3,344	$16,645	$—	$416,752
Mortgage warehouse	67,038	—	—	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	834,781	16,009	6,804	34,395	—	891,989
Commercial real estate construction and land development	149,010	8,124	—	2,113	—	159,247
1-4 family residential (including home equity)	242,208	512	2,069	2,198	—	246,987
Residential construction	97,808	—	415	434	—	98,657
Consumer and other	10,520	364	4	77	—	10,965
Total loans	$1,786,344	$36,793	$12,636	$55,862	$—	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three and six months ended June 30, 2017 and 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2017	$5,284	$—	$9,158	$1,608	$1,846	$737	$54	$18,687
Provision for loan losses	1,692	—	170	276	142	98	629	3,007

Charge-offs	(1,108)	—	—	—	—	—	—	(1,108)
Recoveries	414	—	—	10	—	—	—	424
Net charge-offs	(694)	—	—	10	—	—	—	(684)

Balance June 30, 2017	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010

Six Months Ended
Balance January 1, 2017	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	2,498	—	378	667	102	87	618	4,350

Charge-offs	(1,735)	—	—	—	—	—	—	(1,735)
Recoveries	460	—	—	10	10	—	4	484
Net charge-offs	(1,275)	—	—	10	10	—	4	(1,251)

Balance June 30, 2017	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010

Allowance for loan losses:
Three Months Ended
Balance March 31, 2016	$4,057	$—	$5,905	$1,352	$1,484	$889	$70	$13,757
Provision for loan losses	480	—	984	16	158	(2)	9	1,645

Charge-offs	(442)	—	(43)	—	—	—	(12)	(497)
Recoveries	10	—	—	—	—	—	2	12
Net charge-offs	(432)	—	(43)	—	—	—	(10)	(485)

Balance June 30, 2016	$4,105	$—	$6,846	$1,368	$1,642	$887	$69	$14,917

Six Months Ended
Balance January 1, 2016	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	859	—	1,061	147	200	67	21	2,355

Charge-offs	(443)	—	(129)	—	—	—	(22)	(594)
Recoveries	45	—	—	—	10	—	3	58
Net charge-offs	(398)	—	(129)	—	10	—	(19)	(536)

Balance June 30, 2016	$4,105	$—	$6,846	$1,368	$1,642	$887	$69	$14,917

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of June 30, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
June 30, 2017
Individually evaluated for impairment	$2,657	$—	$580	$—	$—	$—	$150	$3,387
Collectively evaluated for impairment	3,625	—	8,748	1,894	1,988	835	533	17,623
Total allowance for loan losses	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010

December 31, 2016
Individually evaluated for impairment	$1,543	$—	$105	$—	$—	$—	$6	$1,654
Collectively evaluated for impairment	3,516	—	8,845	1,217	1,876	748	55	16,257
Total allowance for loan losses	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of June 30, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2017
Individually evaluated for impairment	$15,856	$—	$16,176	$210	$568	$—	$155	$32,965
Collectively evaluated for impairment	428,845	73,499	991,851	205,814	267,371	102,832	11,475	2,081,687
Total loans evaluated for impairment	$444,701	$73,499	$1,008,027	$206,024	$267,939	$102,832	$11,630	$2,114,652

December 31, 2016
Individually evaluated for impairment	$8,408	$—	$12,321	$—	$217	$—	$11	$20,957
Collectively evaluated for impairment	408,344	67,038	879,668	159,247	246,770	98,657	10,954	1,870,678
Total loans evaluated for impairment	$416,752	$67,038	$891,989	$159,247	$246,987	$98,657	$10,965	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Troubled Debt Restructurings
As of June 30, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings of $22.7 million and $12.6 million, respectively. The Company allocated $2.0 million and $879 thousand of specific reserves for troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively, and did not commit to lend additional amounts on these loans.
The following tables present information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	2	$1,604	$1,604	8	$2,058	$2,058
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	6,953	6,953	2	996	996
Commercial real estate construction and land development	1	210	210	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$8,767	$8,767	10	$3,054	$3,054

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

	Six Months Ended June 30,
	2017			2016
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$1,920	$1,920	12	$2,931	$2,931
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	2	8,281	8,281	6	6,250	6,250
Commercial real estate construction and land development	1	210	210	—	—	—
1-4 family residential (including home equity)	1	86	86	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	7	7
Total	7	$10,497	$10,497	19	$9,188	$9,188
Troubled debt restructurings resulted in charge-offs of $12 thousand and $407 thousand during the three and six months ended June 30, 2017, respectively. There were $442 thousand in charge-offs resulting from troubled debt restructurings during the three and six months ended June 30, 2016.
As of June 30, 2017, a $12 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted and was charged off during the six months ended June 30, 2017. As of June 30, 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2016. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due. The Company did not grant principal reductions on any restructured loans.
6. FAIR VALUE
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price,” in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

•
Level 3—Significant unobservable inputs that reflect management’s judgment and assumptions that market participants would use in pricing an asset or liability that are supported by little or no market activity.

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$187,491	$187,491	$—	$—	$187,491
Available for sale securities	321,268	—	321,268	—	321,268
Loans held for investment, net of allowance	2,093,642	—	—	2,091,832	2,091,832
FHLB stock	16,675	N/A	N/A	N/A	N/A
Accrued interest receivable	9,284	2	3,707	5,575	9,284

Financial liabilities
Deposits	$2,099,242	$—	$2,097,821	—	$2,097,821
Accrued interest payable	466	—	466	—	466
Borrowed funds	310,569	—	310,349	—	310,349
Subordinated debentures	9,249	—	9,249	—	9,249

	As of December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$142,098	$142,098	$—	$—	$142,098
Available for sale securities	316,455	—	316,455	—	316,455
Loans held for investment, net of allowance	1,873,724	—	—	1,872,056	1,872,056
FHLB stock	13,175	N/A	N/A	N/A	N/A
Accrued interest receivable	9,007	3	3,616	5,388	9,007

Financial liabilities
Deposits	$1,870,183	$—	$1,868,429	$—	$1,868,429
Accrued interest payable	285	—	285	—	285
Borrowed funds	285,569	—	284,989	—	284,989
Subordinated debentures	9,196	—	9,196	—	9,196
The fair value estimates presented above are based on pertinent information available to management as of the dates indicated. The methods used to determine fair value are described in the Company's audited financial statements which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$9,005	$—	$9,005
Municipal securities	—	239,617	—	239,617
Agency mortgage-backed pass-through securities	—	27,907	—	27,907
Corporate bonds and other	—	44,739	—	44,739
Total	$—	$321,268	$—	$321,268

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,149	$—	$6,149
Municipal securities	—	237,802	—	237,802
Agency mortgage-backed pass-through securities	—	27,324	—	27,324
Corporate bonds and other	—	45,180	—	45,180
Total	$—	$316,455	$—	$316,455
There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016. There were no transfers between levels during the three and six months ended June 30, 2017 or 2016.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of June 30, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$9,006
Commercial real estate (including multi-family residential)	—	—	6,982
Other real estate owned	—	—	365
	$—	$—	$16,353

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,785
Commercial real estate (including multi-family residential)	—	—	468
Other real estate owned	—	—	1,503
	$—	$—	$3,756

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Impaired Loans with Specific Allocation of Allowance
During the six months ended June 30, 2017 and the year ended December 31, 2016, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At June 30, 2017, the total reported fair value of impaired loans of $16.0 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $19.4 million that was reduced by specific allowance allocations totaling $3.4 million. At December 31, 2016, the total reported fair value of impaired loans of $2.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $3.9 million that was reduced by specific allowance allocations totaling $1.7 million.
Other Real Estate Owned
At June 30, 2017, the balance of other real estate owned included $365 thousand of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. At June 30, 2017, the recorded investment of commercial real estate land loans secured by non-residential real estate properties for which formal foreclosure proceeds are in process is $71 thousand. The Company had $1.5 million of other real estate owned at December 31, 2016.
7. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at June 30, 2017 and December 31, 2016 were $213.3 million and $196.5 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$489,200
After one but within two years	173,741
After two but within three years	48,524
After three but within four years	20,049
After four but within five years	32,225
Total	$763,739
The Company has $141.1 million and $65.9 million of brokered deposits as of June 30, 2017 and December 31, 2016, respectively; and there are no major concentrations of deposits with any one depositor at June 30, 2017 and December 31, 2016. Included in these amounts are reciprocal deposits $67.9 million and $64.8 million, at June 30, 2017 and December 31, 2016, respectively.
8. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2017, the Company had a total borrowing capacity of $840.4 million, of which $495.0 million was available and $345.4 million was outstanding. FHLB advances of $310.0 million were outstanding at June 30, 2017, at a weighted average interest rate of 1.27%. Letters of credit were $35.4 million at June 30, 2017, of which $7.3 million will expire in August 2017, $25.0 million will expire in October 2017 and $3.1 million will expire in February 2018.
In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At June 30, 2017, the Company believes it is in

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.00%, at June 30, 2017, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at June 30, 2017 of $9.2 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2017, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 30, 2017 was 1.2624%.

(2)	All debentures are currently callable.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

10. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2017, income tax expense was $1.7 million and $3.3 million, respectively, compared with $2.3 million and $5.4 million, respectively, for the three and six months ended June 30, 2016. The effective income tax rate for the three and six months ended June 30, 2017 was 24.2% and 22.1%, respectively, compared to 30.8% and 31.8%, respectively, for the three and six months ended June 30, 2016. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the excess tax benefit from the exercise of stock options by employees, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. Additionally, the decrease in income tax expense and the effective tax rate was due to the increase in tax free income from the purchase of additional municipal securities from the prior year. During the six months ended June 30, 2017, the impact on the tax rate due to the excess tax benefit on stock options exercised and the increased tax free income from the purchase of municipal securities was 6.5% and 7.7%, respectively.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and six months ended June 30, 2017 and 2016. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2013.
11. STOCK BASED COMPENSATION
During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,900,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $456 thousand and $797 thousand for the three and six months ended June 30, 2017 , respectively, and $354 thousand and $707 thousand for the three and six months ended June 30, 2016, respectively.
Stock Options
Options to purchase a total of 1,271,931 shares of Company stock have been granted as of June 30, 2017. Under the Plan, options are exercisable up to 10 years from the date of the grant and are fully vested 4 years after the date of grant.The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity in the stock option plan during the six months ended June 30, 2017 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2017	935	$18.21	6.23	$16,773
Options granted	31	35.45
Options exercised	(166)	17.39
Options forfeited	—	—
Options outstanding, June 30, 2017	800	$19.11	6.02	$15,356
Options vested and exercisable, June 30, 2017	495	$16.56	4.76	$10,767

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Restricted Stock Awards
During 2017, the Company issued 27,373 shares of restricted stock. The forfeiture restrictions on restricted stock shares will lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2017	24	$18.31
Share awards granted	27	36.14
Share awards vested	(10)	18.64
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, June 30, 2017	41	$30.12
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$336,397	$251,239	$353,822	$232,551
Standby letters of credit	10,911	1,675	9,423	124
Total	$347,308	$252,914	$363,245	$232,675
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2017, the funded fixed rate loan commitments had interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 2.64 years and 5.05%, respectively.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

13. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of June 30, 2017 and December 31, 2016 the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
JUNE 30, 2017
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at June 30, 2017 and December 31, 2016:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2017
Total Capital (to risk weighted assets)	$285,954	12.13%	$188,607	8.00%	$218,076	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	255,694	10.85%	106,091	4.50%	135,561	5.750%	N/A	N/A
Tier I Capital (to risk weighted assets)	264,943	11.24%	141,455	6.00%	170,925	7.250%	N/A	N/A
Tier I Capital (to average tangible assets)	264,943	10.11%	104,820	4.00%	104,820	4.000%	N/A	N/A

As of December 31, 2016
Total Capital (to risk weighted assets)	$268,155	12.57%	$170,690	8.00%	$184,025	8.625%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	241,048	11.30%	96,013	4.50%	109,348	5.125%	N/A	N/A
Tier I Capital (to risk weighted assets)	250,244	11.73%	128,018	6.00%	141,353	6.625%	N/A	N/A
Tier I Capital (to average tangible assets)	250,244	10.35%	96,708	4.00%	96,708	4.000%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2017
Total Capital (to risk weighted assets)	$262,068	11.12%	$188,523	8.00%	$217,980	9.250%	$235,654	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	241,057	10.23%	106,044	4.50%	135,501	5.750%	153,175	6.50%
Tier I Capital (to risk weighted assets)	241,057	10.23%	141,392	6.00%	170,849	7.250%	188,523	8.00%
Tier I Capital (to average tangible assets)	241,057	9.20%	104,781	4.00%	104,781	4.000%	130,976	5.00%

As of December 31, 2016
Total Capital (to risk weighted assets)	$247,606	11.61%	$170,630	8.00%	$183,960	8.625%	$213,288	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	229,694	10.77%	95,979	4.50%	109,310	5.125%	138,637	6.50%
Tier I Capital (to risk weighted assets)	229,694	10.77%	127,973	6.00%	141,303	6.625%	170,630	8.00%
Tier I Capital (to average tangible assets)	229,694	9.50%	96,679	4.00%	96,679	4.000%	120,849	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$5,395		$5,254		$11,442		$11,609
Basic:
Weighted average common shares outstanding	13,125	$0.41	12,857	$0.41	13,073	$0.88	12,849	$0.90
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	346		182		352		154
Total	13,471	$0.40	13,039	$0.40	13,425	$0.85	13,003	$0.89
Stock options for 14 thousand shares were not considered in computing diluted earnings per common share as of June 30, 2017 because they were antidilutive. There were no antidilutive shares as of June 30, 2016.
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

•
our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operations, as well as permitting decision-making authority at the bank office level;

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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;

•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;

•	risks associated with negative public perception of the Company;

•	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	risks associated with data processing system failures and errors;

•	potential risk of environmental liability related to lending activities;

•	the institution and outcome of litigation or other legal proceedings against us or to which we become subject;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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
Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers' needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service decentralized bank offices and employ lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the bank office level. We support bank office operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to us than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.
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
Our purchase credit impaired loans have generally been de minimis and comprised 0.02% of our loan portfolio at June 30, 2017. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three and six months ended June 30, 2017 and prior periods has been immaterial.
All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until the loan is either (i) renewed or (ii) substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, we estimate principal losses as compared to our recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At June 30, 2017, we had $155.1 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $432 thousand or 0.28%.

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
Results of Operations
Net income was $5.4 million, or $0.40 per diluted share, for the second quarter 2017 compared to $5.3 million, or $0.40 per diluted share, for the second quarter 2016. Annualized returns on average assets, average equity and average tangible equity were 0.81%, 7.32% and 8.57%, respectively, compared to 0.91%, 7.79% and 9.30%, respectively, for the the three months ended June 30, 2017 and 2016, respectively.
The efficiency ratio increased to 61.92% for the second quarter 2017 from 60.11% for the second quarter 2016. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.
Net income was $11.4 million, or $0.85 per diluted share, for the six months ended June 30, 2017 compared to $11.6 million, or $0.89 per diluted share, for the six months ended June 30, 2016. The first quarter 2016 included a $1.3 million after tax gain on the sale of two Central Texas branch locations that were sold in order to focus on the Houston metropolitan area. Annualized returns on average assets, average equity and average tangible equity were 0.89%, 7.95% and 9.34%, respectively, compared to 1.04%, 8.74% and 10.46%, respectively, for the six months ended June 30, 2017 and 2016, respectively.
Net Interest Income
Three months ended June 30, 2017 compared with three months ended June 30, 2016. Net interest income before the provision for loan losses for the three months ended June 30, 2017 was $25.1 million compared with $21.9 million for the three months ended June 30, 2016, an increase of $3.2 million, or 14.4%. The increase in net interest income was primarily due to organic loan growth and an increase in the securities portfolio.
Interest income was $29.0 million for the three months ended June 30, 2017, an increase of $4.5 million, or 18.2%, compared with the three months ended June 30, 2016, primarily due to an increase of $327.2 million, or 15.6%, in average interest-earning assets. Additionally, during the three months ended June 30, 2017 and June 30, 2016, we benefited from acquisition accounting loan discount accretion of $172 thousand and $351 thousand, respectively.
Interest expense was $3.9 million for the three months ended June 30, 2017, an increase of $1.3 million, or 50.5%, compared to the three months ended June 30, 2016. This increase was primarily due to an increase in average interest-bearing liabilities of $353.1 million, or 25.5%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and an increase in the average cost of interest-bearing liabilities to 90 basis points for the three months ended June 30, 2017 compared to 75 basis points for the same period in 2016. This increase in costs was primarily attributable to the increase in average Federal Home Loan Bank borrowings for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2017 was 4.29%, a decrease of 3 basis points compared to 4.32% for the three months ended June 30, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a

35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $145 thousand and $407 thousand on the tax equivalent net interest margin was an increase of 3 basis points and 8 basis points for the three months ended June 30, 2017 and 2016, respectively.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,042,460	$26,736	5.25%	$1,724,346	$22,839	5.33%
Securities	326,388	2,094	2.57%	270,619	1,538	2.29%
Deposits in other financial institutions	49,703	157	1.26%	96,358	150	0.62%
Total interest-earning assets	2,418,551	$28,987	4.81%	2,091,323	$24,527	4.72%
Allowance for loan losses	(19,253)			(14,129)
Noninterest-earning assets	261,668			236,857
Total assets	$2,660,966			$2,314,051

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$137,507	$118	0.34%	$102,550	$88	0.34%
Money market and savings deposits	499,335	584	0.47%	435,851	481	0.44%
Certificates and other time deposits	785,194	2,283	1.17%	627,982	1,665	1.07%
Borrowed funds	304,184	761	1.00%	206,871	224	0.44%
Subordinated debt	9,232	134	5.83%	9,125	120	5.28%
Total interest-bearing liabilities	1,735,452	$3,880	0.90%	1,382,379	$2,578	0.75%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	624,100			652,405
Other liabilities	5,890			8,139
Total liabilities	2,365,442			2,042,923
Shareholders' equity	295,524			271,128
Total liabilities and shareholders' equity	$2,660,966			$2,314,051

Net interest rate spread			3.91%			3.97%

Net interest income and margin(1)		$25,107	4.16%		$21,949	4.22%

Net interest income and margin (tax equivalent)(2)		$25,862	4.29%		$22,481	4.32%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended June 30, 2017 and June 30, 2016 and other applicable effective tax rates.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. Net interest income before the provision for loan losses for the six months ended June 30, 2017 was $49.2 million compared with $43.0 million for the six months ended June 30, 2016, an increase of $6.2 million, or 14.4%. The increase in net interest income was primarily due to organic loan growth and an increase in the securities portfolio.
Interest income was $56.5 million for the six months ended June 30, 2017, an increase of $8.5 million, or 17.8%, compared with the six months ended June 30, 2016, primarily due to an increase of $346.7 million, or 17.2%, in average interest-earning assets. Additionally, during the six months ended June 30, 2017 and June 30, 2016, we benefited from acquisition accounting loan discount accretion of $408 thousand and $772 thousand, respectively.
Interest expense was $7.3 million for the six months ended June 30, 2017, an increase of $2.3 million, or 46.9%, compared to the six months ended June 30, 2016. This increase was primarily due to an increase in average interest-bearing liabilities of $366.3 million, or 27.5%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. and an increase in the average cost of interest-bearing liabilities to 86 basis points for the six months ended June 30, 2017 compared to 75 basis points for the same period in 2016. This increase in cost was primarily attributable to the increase in average Federal Home Loan Bank borrowings for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Tax equivalent net interest margin for the six months ended June 30, 2017 was 4.33%, a decrease of 5 basis points compared to 4.38% for the six months ended June 30, 2016. The impact of net acquisition accounting adjustments of $351 thousand and $898 thousand on the tax equivalent net interest margin was an increase of 3 basis points and 9 basis points for the six months ended June 30, 2017 and June 30, 2016, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$1,985,712	$51,996	5.28%	$1,694,029	$45,067	5.35%
Securities	326,151	4,216	2.61%	228,540	2,619	2.30%
Deposits in other financial institutions	51,511	287	1.12%	94,091	292	0.62%
Total interest-earning assets	2,363,374	$56,499	4.82%	2,016,660	$47,978	4.78%
Allowance for loan losses	(18,729)			(13,808)
Noninterest-earning assets	260,497			231,901
Total assets	$2,605,142			$2,234,753

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$134,226	$218	0.33%	$99,028	$155	0.31%
Money market and savings deposits	493,092	1,138	0.47%	434,495	958	0.44%
Certificates and other time deposits	735,458	4,240	1.16%	621,099	3,225	1.04%
Borrowed funds	324,901	1,414	0.88%	166,907	370	0.45%
Subordinated debt	9,218	254	5.56%	9,111	237	5.23%
Total interest-bearing liabilities	1,696,895	$7,264	0.86%	1,330,640	$4,945	0.75%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	612,120			629,187
Other liabilities	5,891			7,663
Total liabilities	2,314,906			1,967,490
Shareholders' equity	290,236			267,263
Total liabilities and shareholders' equity	$2,605,142			$2,234,753

Net interest rate spread			3.96%			4.03%

Net interest income and margin(1)		$49,235	4.20%		$43,033	4.29%

Net interest income and margin (tax equivalent)(2)		$50,770	4.33%		$43,964	4.38%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the six months ended June 30, 2017 and June 30, 2016 and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$4,228	$(331)	$3,897	$7,862	$(685)	$(248)	$6,929
Securities	325	231	556	1,122	489	(14)	1,597
Deposits in other financial institutions	(73)	80	7	(130)	127	(2)	(5)
Total increase (decrease) in interest income	4,480	(20)	4,460	8,854	(69)	(264)	8,521

Interest-bearing Liabilities:
Interest-bearing demand deposits	29	1	30	55	9	(1)	63
Money market and savings deposits	67	36	103	132	53	(5)	180
Certificates and other time deposits	429	189	618	600	433	(18)	1,015
Borrowed funds	107	430	537	350	696	(2)	1,044
Subordinated debt	1	13	14	3	15	(1)	17
Total increase (decrease) in interest expense	633	669	1,302	1,140	1,206	(27)	2,319
Increase (decrease) in net interest income	$3,847	$(689)	$3,158	$7,714	$(1,275)	$(237)	$6,202
Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at June 30, 2017 and December 31, 2016 was $21.0 million and $17.9 million, respectively, representing 0.99% and 0.95% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $3.0 million provision for loan losses for the quarter ended June 30, 2017 and a $1.6 million provision for the quarter ended June 30, 2016. The increase in the provision was primarily due to organic loan growth, a net increase of $1.1 million of allowance on impaired loans and an increase in net charge-offs of $199 thousand for the quarter ended June 30, 2017 compared to the same period in 2016.
We recorded a $4.4 million provision for loan losses for the six months ended June 30, 2017 and a $2.4 million provision for the six months ended June 30, 2016. The increase in the provision was primarily due to organic loan growth, a net increase of $2.4 million of allowance on impaired loans and an increase in net charge-offs of $715 thousand for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2017 compared with three months ended June 30, 2016. Noninterest income totaled $1.5 million for the three months ended June 30, 2017 compared with $1.2 million for the same period in 2016, an increase of $265 thousand, or 21.9%.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. Noninterest income totaled $2.8 million for the six months ended June 30, 2017 compared with $4.5 million for the same period in 2016, a decrease of $1.7 million, or 37.6%. The six months ended June 30, 2017 included the $2.1 million gain, $1.3 million after tax, on the sale of the two Central Texas branch locations.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$184	$145	$39	$383	$308	$75
Service charges on deposit accounts	205	173	32	400	318	82
Gain on sale of branch assets	—	—	—	—	2,050	(2,050)
Bank owned life insurance income	146	153	(7)	294	319	(25)
Debit card and ATM card income	232	178	54	437	344	93
Rebate from correspondent bank	336	158	178	569	307	262
Other(1)	374	405	(31)	735	870	(135)
Total noninterest income	$1,477	$1,212	$265	$2,818	$4,516	$(1,698)

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended June 30, 2017 compared with three months ended June 30, 2016. Noninterest expense was $16.5 million for the three months ended June 30, 2017 compared to $13.9 million for the three months ended June 30, 2016, an increase of $2.5 million, or 18.2%. This increase was primarily due to increased professional service fees to support growth initiatives.
Six months ended June 30, 2017 compared with six months ended June 30, 2016. Noninterest expense was $33.0 million for the six months ended June 30, 2017 compared to $28.2 million for the six months ended June 30, 2016, an increase of $4.8 million, or 17.2%. This increase was primarily due to increases in salaries and benefits as a result of the increased headcount and professional service fees related to supporting growth initiatives.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$10,415	$9,177	$1,238	$20,977	$18,450	$2,527
Net occupancy and equipment	1,302	1,214	88	2,729	2,446	283
Depreciation	398	415	(17)	798	832	(34)
Data processing and software amortization	719	622	97	1,414	1,275	139
Professional fees	987	401	586	1,882	935	947
Regulatory assessments and FDIC insurance	569	355	214	1,158	700	458
Core deposit intangibles amortization	196	195	1	391	394	(3)
Communications	233	274	(41)	480	554	(74)
Advertising	288	197	91	551	398	153
Other real estate expense	61	29	32	189	80	109
Printing and supplies	58	49	9	127	95	32
Other	1,235	995	240	2,314	2,017	297
Total noninterest expense	$16,461	$13,923	$2,538	$33,010	$28,176	$4,834

(1)
Total salaries and employee benefits includes $456 thousand and $354 thousand for the three months ended June 30, 2017 and 2016, respectively, and $797 thousand and $707 thousand for the six months ended June 30, 2017 and 2016, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $1.2 million, or 13.5%, for the three months ended June 30, 2017 compared to the same period in 2016 and increased $2.5 million, or 13.7%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases for the three and six months ended June 30, 2017 over the same periods in 2016 were primarily due to the addition of high quality lenders and key personnel hired to strengthen our infrastructure to support our future growth plans.
Net Occupancy and Equipment. Net occupancy and equipment increased $88 thousand, or 7.2%, for the three months ended June 30, 2017 compared to the same period in 2016 and increased $283 thousand, or 11.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 over the same period in 2016 was primarily due to $145 thousand of expenses related to an early lease cancellation on a lease assumed in an acquisition and write-downs of signage in the first quarter 2017.
Professional Fees. Professional fees increased $586 thousand, or 146.1%, for the three months ended June 30, 2017 compared to the same period in 2016 and increased $947 thousand, or 101.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we continued to focus on enhancing the operational and regulatory requirements applicable to a larger bank as we pursue our growth strategy.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches), which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.92% and 63.41% for the three and six months ended June 30, 2017, respectively, compared to 60.11% and 61.93% for the three and six months ended June 30, 2016, respectively.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth over the long-term will demonstrate the scalability of our operating platform. The efficiency ratio remained elevated for the three and six months ended June 30, 2017 as we enhanced our lending team and hired key personnel to strengthen our infrastructure and support the operational and regulatory requirements applicable to a larger bank as we pursue our ambitious growth goals.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $618 thousand, or 26.4%, to $1.7 million for the three months ended June 30, 2017 compared with $2.3 million for the same period in 2016. For the six months ended June 30, 2017, income tax expense totaled $3.3 million, a decrease of $2.2 million, or 39.9%, compared with $5.4 million for the same period in 2016. Our effective tax rates were 24.2% and 22.1% for the three and six months ended June 30, 2017, respectively, and 30.8% and 31.8% for the three and six months ended June 30, 2016. Our effective tax rates decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the tax benefit from the exercise of stock options by employees during 2017, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. Additionally, the decrease in income tax expense and the effective tax rate was primarily due to the increase in tax free income from the purchase of additional municipal securities from the prior year. During the six months ended June 30, 2017, the impact on the tax rate due to the tax benefit on stock options exercised and the increased tax free income from the purchase of municipal securities was 6.5% and 7.7%, respectively.
Financial Condition
Loan Portfolio
At June 30, 2017, total loans were $2.11 billion, an increase of $223.0 million, or 11.8%, compared with December 31, 2016, primarily due to strong organic growth within our loan portfolio.
Total loans as a percentage of deposits were 100.7% and 101.1% as of June 30, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 77.6% and 77.2% as of June 30, 2017 and December 31, 2016, respectively.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$444,701	21.0%	$416,752	22.0%
Mortgage warehouse	73,499	3.5%	67,038	3.5%
Real estate:
Commercial real estate (including multi-family residential)	1,008,027	47.7%	891,989	47.2%
Commercial real estate construction and land development	206,024	9.7%	159,247	8.4%
1-4 family residential (including home equity)	267,939	12.7%	246,987	13.1%
Residential construction	102,832	4.9%	98,657	5.2%
Consumer and other	11,630	0.5%	10,965	0.6%
Total loans	2,114,652	100.0%	1,891,635	100.0%
Allowance for loan losses	(21,010)		(17,911)
Loans, net	$2,093,642		$1,873,724

The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased by $27.9 million, or 6.7%, to $444.7 million as of June 30, 2017 compared to $416.8 million as of December 31, 2016.
Our exposure to oil and gas exploration and production companies is roughly 3.8% of our total loan portfolio as of June 30, 2017. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 4.4% at June 30, 2017. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.
Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio increased $6.5 million, or 9.6%, to $73.5 million as of June 30, 2017 compared to $67.0 million as of December 31, 2016.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2017 and December 31, 2016, 52.8% and 53.5%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $116.0 million, or 13.0%, to $1.01 billion as of June 30, 2017 from $892.0 million as of December 31, 2016, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $6.2 million, or 11.7%, to $59.1 million as of June 30, 2017 from $52.9 million as of December 31, 2016. We had 90 multi-family loans with an average loan size of $659 thousand as of June 30, 2017.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $46.8 million, or 29.4%, to $206.0 million as of June 30, 2017 compared to $159.2 million as of December 31, 2016 as a result of organic loan growth.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $21.0 million, or 8.5%, to $267.9 million as of June 30, 2017 from $247.0 million as of December 31, 2016. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $4.0 million, or 11.7%, to $38.3 million as of June 30, 2017 from $34.3 million as of December 31, 2016.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $4.2 million, or 4.2%, to $102.8 million as of June 30, 2017 from $98.7 million as of December 31, 2016 as a result of organic loan growth.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased slightly to $11.6 million as of June 30, 2017 from $11.0 million as of December 31, 2016.

Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $19.3 million and $16.7 million in nonperforming loans as of June 30, 2017 and December 31, 2016, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$9,051	$3,896
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,556	11,663
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	568	217
Residential construction	—	—
Consumer and other	155	12
Total nonaccrual loans	19,330	15,788
Accruing loans 90 or more days past due	—	911
Total nonperforming loans	19,330	16,699
Other real estate	365	1,503
Repossessed assets	205	286
Total nonperforming assets	$19,900	$18,488
Restructured loans(1)	$13,525	$4,831
Nonperforming assets to total assets	0.73%	0.75%
Nonperforming loans to total loans	0.91%	0.88%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are classified as substandard and consist of accruing restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2017 and December 31, 2016, we had $13.5 million and $5.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2017, potential problem loans consisted of twelve credit relationships. Of the total outstanding balance at June 30, 2017, 62.0% related to one customer in the hospitality industry, 32.2% related to eight customers in an energy-related industry, 2.6% related to one customer in the construction material industry, 1.9% related to one customer in the clothing manufacturing industry and 1.3% related to one customer in the customer services industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at June 30, 2017 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade allocation methodology.
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

All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of June 30, 2017 was $473 thousand, or 0.39%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.
At June 30, 2017, our allowance for loan losses amounted to $21.0 million, or 0.99%, of total loans compared with $17.9 million, or 0.95%, as of December 31, 2016. The increase in the allowance of $3.1 million for the six months ended June 30, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in the required reserve associated with organic loan growth and the increase in impaired loans. We believe that the allowance for loan losses at June 30, 2017 and December 31, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.13% for the six months ended June 30, 2017 compared to 0.06% for the six months ended June 30, 2016 and 0.04% for the year ended December 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	$1,985,712	$1,694,029
Gross loans outstanding at end of period	2,114,652	1,753,683
Allowance for loan losses at beginning of period	17,911	13,098
Provision for loan losses	4,350	2,355
Charge-offs:
Commercial and industrial loans	(1,735)	(443)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	(129)
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	(22)
Total charge-offs for all loan types	(1,735)	(594)
Recoveries:
Commercial and industrial loans	460	45
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—
Commercial real estate construction and land development	10	—
1-4 family residential (including home equity)	10	10
Residential construction	—	—
Consumer and other	4	3
Total recoveries for all loan types	484	58
Net charge-offs	(1,251)	(536)
Allowance for loan losses at end of period	$21,010	$14,917
Allowance for loan losses to total loans	0.99%	0.85%
Net charge-offs to average loans(1)	0.13%	0.06%
Allowance for loan losses to nonperforming loans	108.69%	209.39%

(1)	Interim period annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2017, the carrying amount of investment securities totaled $321.3 million, an increase of $4.8 million, or 1.5%, compared with $316.5 million as of December 31, 2016. Securities represented 11.8% and 12.9% of total assets as of June 30, 2017 and December 31, 2016, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,722	$307	$(24)	$9,005
Municipal securities	239,282	2,694	(2,359)	239,617
Agency mortgage-backed pass-through securities	27,991	218	(302)	27,907
Corporate bonds and other	44,589	184	(34)	44,739
Total	$320,584	$3,403	$(2,719)	$321,268

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds and other	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455
As of June 30, 2017, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2017, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	June 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,016	1.46%	$—	0.00%	$3,890	3.37%	$2,816	2.74%	$8,722	2.72%
Municipal securities	1,451	2.20%	34,515	2.52%	84,201	3.36%	119,115	4.95%	239,282	4.02%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,838	2.15%	23,153	2.76%	27,991	2.65%
Corporate bonds and other	7,643	2.19%	28,235	2.46%	8,711	2.98%	—	0.00%	44,589	2.48%
Total	$11,110	2.06%	$62,750	2.49%	$101,640	3.27%	$145,084	4.56%	$320,584	3.66%

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,014	1.46%	$3,869	3.37%	$—	0.00%	$5,883	2.71%
Municipal securities	2,738	1.76%	27,216	2.50%	83,682	3.15%	128,865	4.91%	242,501	4.00%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,856	2.12%	22,640	2.55%	27,496	2.48%
Corporate bonds and other	—	0.00%	45,271	2.36%	—	0.00%	—	0.00%	45,271	2.36%
Total	$2,738	1.76%	$74,501	2.39%	$92,407	3.11%	$151,505	4.56%	$321,151	3.61%
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
As of June 30, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.61% during the six months ended June 30, 2017 compared with 2.30% for the six months ended June 30, 2016. The increase in average yield during the first six months of 2017 compared to the same period in 2016 was primarily due to our increased investment in longer-term securities.
Goodwill and Core Deposit Intangible Assets
Our goodwill as of June 30, 2017 and December 31, 2016 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of June 30, 2017 and December 31, 2016, was $3.7 million and $4.1 million, respectively. Core deposit intangible are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at June 30, 2017 were $2.10 billion, an increase of $229.1 million, or 12.2%, compared with $1.87 billion at December 31, 2016. Noninterest-bearing deposits at June 30, 2017 were $662.5 million, an increase of $68.8 million, or 11.6%, compared with $593.8 million at December 31, 2016. Interest-bearing deposits at June 30, 2017 were $1.44 billion, an increase of $160.3 million, or 12.6%, compared with $1.28 billion at December 31, 2016.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2017, we had a total borrowing capacity of $840.4 million, of which $495.0 million was available and $345.4 million was outstanding. FHLB advances of $310.0 million were outstanding at June 30, 2017, at a weighted average interest rate of 1.27%. Letters of credit were $35.4 million at June 30, 2017, of which $7.3 million will expire in August 2017, $25.0 million will expire in October 2017 and $3.1 million will expire in February 2018.
In January 2015, we borrowed an additional $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, we paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.00%, at June 30, 2017, and is paid quarterly. The credit agreement matures in December 2021. As of June 30, 2017 and December 31, 2016, we had $569 thousand of indebtedness owed under the credit agreement.
Credit Agreement
Our revolving credit agreement matures in December 2021. Interest accrues on borrowed funds at the Prime Rate minus 25 basis points, which equated to approximately 4.00% at June 30, 2017. Interest payments are due quarterly. The credit agreement is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of June 30, 2017, we believe we are in compliance with all such debt covenants and the lender has not delivered any notice of noncompliance under the terms of the applicable credit documents.
Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at June 30, 2017 of $9.2 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of June 30, 2017 and December 31, 2016 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	1,283	1,806	2,070	5,584	10,743
Total	$1,283	$1,806	$2,070	$6,153	$11,312

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,654	1,820	2,087	4,513	11,074
Total	$2,654	$1,820	$2,087	$5,082	$11,643
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
As of June 30, 2017 and December 31, 2016, we had outstanding $587.6 million and $586.4 million, respectively, in commitments to extend credit and $12.6 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2017 and the year ended December 31, 2016, our liquidity needs have been primarily met by core deposits, borrowings, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $291.7 million, or 17.2%, for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.4 years and modified duration of 5.5 years at June 30, 2017, and a weighted average life of 6.7 years and modified duration of 5.8 years at December 31, 2016.
As of June 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of June 30, 2017 and December 31, 2016, the Bank was well capitalized.
Total shareholder’s equity was $298.5 million at June 30, 2017, compared with $279.8 million at December 31, 2016, an increase of $18.6 million, or 6.7%. This increase was primarily the result of net income of $11.4 million for the six months ended June 30, 2017.
The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2017
Total capital (to risk weighted assets)	12.13%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.85%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	11.24%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	10.11%	4.00%	4.000%	N/A

As of December 31, 2016
Total capital (to risk weighted assets)	12.57%	8.00%	8.625%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.30%	4.50%	5.125%	N/A
Tier 1 capital (to risk weighted assets)	11.73%	6.00%	6.625%	N/A
Tier 1 capital (to average assets)	10.35%	4.00%	4.000%	N/A

ALLEGIANCE BANK:
As of June 30, 2017
Total capital (to risk weighted assets)	11.12%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.23%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.23%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.20%	4.00%	4.000%	5.00%

As of December 31, 2016
Total capital (to risk weighted assets)	11.61%	8.00%	8.625%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.77%	4.50%	5.125%	6.50%
Tier 1 capital (to risk weighted assets)	10.77%	6.00%	6.625%	8.00%
Tier 1 capital (to average assets)	9.50%	4.00%	4.000%	5.00%

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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016
+300	(3.9)%	(3.3)%	(7.0)%	(7.4)%
+200	(2.5)%	(2.3)%	(4.2)%	(4.7)%
+100	(1.4)%	(1.4)%	(1.8)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	1.4%	1.8%	0.1%	1.1%
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
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM  5. OTHER INFORMATION
On July 28, 2017, Allegiance entered into a Director and Officer Indemnification Agreement with Paul P. Egge, Executive Vice President and Chief Financial Officer, which provides for the indemnification of Mr. Egge by Allegiance against all reasonable expenses incurred in connection with his service for or on behalf of Allegiance to the fullest extent permitted under the Texas Business Organizations Code and applicable federal laws and regulations. The indemnification agreement further provides that Mr. Egge will be advanced costs and expenses subject to the condition that he shall reimburse Allegiance for all amounts paid if a final judicial determination is made that he is not entitled to be so indemnified under applicable law and regulation.
ITEM  6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))

3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1	Form of indemnification agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
10.2
Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2017)

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

Allegiance Bancshares, Inc. (Registrant)

Date: August 3, 2017	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: August 3, 2017	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer