Form 10-Q
period 2017-09-30
Allegiance Bancshares, Inc.
filed 2017-11-02
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2017, there were 13,181,544 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$140,348	$94,073
Interest-bearing deposits at other financial institutions	52,079	48,025
Total cash and cash equivalents	192,427	142,098

Available for sale securities, at fair value	323,856	316,455

Loans held for investment	2,201,540	1,891,635
Less: allowance for loan losses	(23,722)	(17,911)
Loans, net	2,177,818	1,873,724

Accrued interest receivable	7,993	9,007
Premises and equipment, net	18,273	18,340
Other real estate owned	453	1,503
Federal Home Loan Bank stock	12,790	13,175
Bank owned life insurance	22,277	21,837
Goodwill	39,389	39,389
Core deposit intangibles, net	3,469	4,055
Other assets	14,689	11,365
TOTAL ASSETS	$2,813,434	$2,450,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$712,951	$593,751
Interest-bearing
Demand	207,140	114,772
Money market and savings	609,640	483,266
Certificates and other time	756,884	678,394
Total interest-bearing deposits	1,573,664	1,276,432
Total deposits	2,286,615	1,870,183
Accrued interest payable	521	285
Borrowed funds	207,569	285,569
Subordinated debentures	9,277	9,196
Other liabilities	6,725	5,898
Total liabilities	2,510,707	2,171,131
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,170,729 shares issued and outstanding at September 30, 2017 and 12,958,341 shares issued and outstanding at December 31, 2016	13,171	12,958
Capital surplus	216,943	212,649
Retained earnings	71,690	57,262
Accumulated other comprehensive income (loss)	923	(3,052)
Total shareholders’ equity	302,727	279,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,813,434	$2,450,948
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$28,588	$24,057	$80,584	$69,124
Securities:
Taxable	547	607	1,548	1,329
Tax-exempt	1,574	1,505	4,789	3,402
Deposits in other financial institutions	192	150	479	442
Total interest income	30,901	26,319	87,400	74,297
INTEREST EXPENSE:
Demand, money market and savings deposits	811	651	2,167	1,764
Certificates and other time deposits	2,299	1,872	6,539	5,097
Borrowed funds	654	264	2,068	634
Subordinated debentures	140	123	394	360
Total interest expense	3,904	2,910	11,168	7,855
NET INTEREST INCOME	26,997	23,409	76,232	66,442
Provision for loan losses	6,908	2,214	11,258	4,569
Net interest income after provision for loan losses	20,089	21,195	64,974	61,873
NONINTEREST INCOME:
Nonsufficient funds fees	144	175	527	483
Service charges on deposit accounts	204	182	604	500
Gain on sale of branch assets	—	—	—	2,050
Loss on sale of securities	(12)	—	(12)	—
Gain on sale of other real estate	—	60	—	60
Bank owned life insurance income	146	154	440	473
Other	978	703	2,719	2,224
Total noninterest income	1,460	1,274	4,278	5,790
NONINTEREST EXPENSE:
Salaries and employee benefits	11,580	9,781	32,557	28,231
Net occupancy and equipment	1,325	1,260	4,054	3,706
Depreciation	427	404	1,225	1,236
Data processing and software amortization	783	655	2,197	1,930
Professional fees	822	442	2,704	1,377
Regulatory assessments and FDIC insurance	582	396	1,740	1,096
Core deposit intangibles amortization	195	196	586	590
Communications	251	264	731	818
Advertising	302	228	853	626
Other	1,409	1,269	4,039	3,461
Total noninterest expense	17,676	14,895	50,686	43,071
INCOME BEFORE INCOME TAXES	3,873	7,574	18,566	24,592
Provision for income taxes	887	2,103	4,138	7,512
NET INCOME	$2,986	$5,471	$14,428	$17,080

EARNINGS PER SHARE:
Basic	$0.23	$0.42	$1.10	$1.33
Diluted	$0.22	$0.42	$1.07	$1.31
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$2,986	$5,471	$14,428	$17,080
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	735	(2,308)	6,115	5,127
Reclassification of amount realized through the sale of securities	12	—	12	—
Total other comprehensive income (loss)	747	(2,308)	6,127	5,127
Income tax effect to other comprehensive income (loss)	(268)	808	(2,152)	(1,794)
Other comprehensive income (loss), net of tax	479	(1,500)	3,975	3,333
Comprehensive income	$3,465	$3,971	$18,403	$20,413
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2016	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income				17,080			17,080
Other comprehensive income					3,333		3,333
Common stock issued in connection with the exercise of stock options and restricted stock awards	90,372	90	986				1,076
Repurchase of treasury stock						38	38
Stock based compensation expense			1,078				1,078
BALANCE AT SEPTEMBER 30, 2016	12,905,068	$12,905	$211,349	$51,491	$5,350	$—	$281,095

BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				14,428			14,428
Other comprehensive income					3,975		3,975
Common stock issued in connection with the exercise of stock options and restricted stock awards	212,388	213	3,000				3,213
Stock based compensation expense			1,294				1,294
BALANCE AT SEPTEMBER 30, 2017	13,170,729	$13,171	$216,943	$71,690	$923	$—	$302,727
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,428	$17,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,811	1,826
Provision for loan losses	11,258	4,569
Excess tax benefit related to the exercise of stock options	(989)	(327)
Net amortization of premium on investments	2,550	2,048
Bank owned life insurance	(440)	(473)
Net accretion of discount on loans	(536)	(1,213)
Net amortization of discount on subordinated debentures	81	80
Net amortization of discount on certificates of deposit	(3)	(228)
Net gain on sale or write down of premises, equipment and other real estate	—	(60)
Net gain on sale of branch assets	—	(2,050)
Federal Home Loan Bank stock dividends	(201)	(60)
Stock based compensation expense	1,294	1,078
Increase in accrued interest receivable and other assets	(4,091)	(3,461)
Increase in accrued interest payable and other liabilities	2,052	2,483
Net cash provided by operating activities	27,214	21,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,007,007	2,564,916
Proceeds from sales of available for sale securities	9,000	—
Purchase of available for sale securities	(2,019,843)	(2,706,773)
Net change in total loans	(314,816)	(168,108)
Purchase of bank premises and equipment	(1,517)	(590)
Proceeds from sale of bank premises, equipment and other real estate	1,050	—
Net purchases of Federal Home Loan Bank stock	586	(9,309)
Net cash paid for the sale of branch assets	—	(5,250)
Net cash used in investing activities	(318,533)	(325,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	119,200	(9,514)
Net increase in interest-bearing deposits	297,235	177,873
Proceeds from borrowed funds	25,000	231,000
Paydowns on borrowed funds	(103,000)	(20,000)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	3,213	1,076
Issuance of treasury stock	—	38
Net cash provided by financing activities	341,648	380,473
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,329	76,651
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,098	148,431
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,427	$225,082
SUPPLEMENTAL INFORMATION:
Income taxes paid	$6,000	$9,100
Interest paid	10,929	2,541
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
SEPTEMBER 30, 2017
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
ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its financial condition or results of operation.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2016	$39,389	$5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	39,389	4,055
Amortization	—	(586)
Balance as of September 30, 2017	$39,389	$3,469
Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2017, there were no impairments recorded on goodwill and other intangible assets. During the first quarter 2016, the Bank completed the sale of the two Central Texas branch locations of Enterprise and wrote-down the core deposit intangible assets related to those locations.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2017 is as follows (dollars in thousands):

Remaining 2017	$195
2018	781
2019	781
2020	744
2021	484
Thereafter	484
Total	$3,469
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,496	$302	$(18)	$8,780
Municipal securities	237,342	2,999	(1,969)	238,372
Agency mortgage-backed pass-through securities	30,183	222	(273)	30,132
Corporate bonds and other	46,416	197	(41)	46,572
Total	$322,437	$3,720	$(2,301)	$323,856

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
As of September 30, 2017, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
The amortized cost and fair value of investment securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$10,879	$10,904
Due after one year through five years	65,441	65,873
Due after five years through ten years	100,154	100,909
Due after ten years	115,780	116,038
Subtotal	292,254	293,724
Agency mortgage-backed pass through securities	30,183	30,132
Total	$322,437	$323,856
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$1,153	$(18)	$—	$—	$1,153	$(18)
Municipal securities	51,739	(554)	56,306	(1,415)	108,045	(1,969)
Agency mortgage-backed pass-through securities	13,173	(168)	3,581	(105)	16,754	(273)
Corporate bonds and other	9,222	(41)	—	—	9,222	(41)
Total	$75,287	$(781)	$59,887	$(1,520)	$135,174	$(2,301)

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
During the three and nine months ended September 30, 2017, the Company sold $9.0 million of corporate bonds with a minimal gain recognized. No securities were sold during the three and nine months ended September 30, 2016. At September 30, 2017 and December 31, 2016, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $5.0 million at September 30, 2017 and $4.9 million at December 31, 2016. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$446,029	$416,752
Mortgage warehouse	83,577	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,045,220	891,989
Commercial real estate construction and land development	225,574	159,247
1-4 family residential (including home equity)	283,399	246,987
Residential construction	106,299	98,657
Consumer and other	11,442	10,965
Total loans	2,201,540	1,891,635
Allowance for loan losses	(23,722)	(17,911)
Loans, net	$2,177,818	$1,873,724

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	September 30, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$5,224	$—	$5,224	$5,031	$435,774	$446,029
Mortgage warehouse	—	—	—	—	83,577	83,577
Real estate:
Commercial real estate (including multi-family residential)	2,736	—	2,736	8,097	1,034,387	1,045,220
Commercial real estate construction and land development	1,266	—	1,266	—	224,308	225,574
1-4 family residential (including home equity)	1,012	—	1,012	735	281,652	283,399
Residential construction	1,779	—	1,779	—	104,520	106,299
Consumer and other	32	—	32	50	11,360	11,442
Total loans	$12,049	$—	$12,049	$13,913	$2,175,578	$2,201,540

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,028	$911	$1,939	$3,896	$410,917	$416,752
Mortgage warehouse	—	—	—	—	67,038	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,661	—	1,661	11,663	878,665	891,989
Commercial real estate construction and land development	263	—	263	—	158,984	159,247
1-4 family residential (including home equity)	280	—	280	217	246,490	246,987
Residential construction	—	—	—	—	98,657	98,657
Consumer and other	125	—	125	12	10,828	10,965
Total loans	$3,357	$911	$4,268	$15,788	$1,871,579	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables.

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,461	$6,787	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,195	7,195	—
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	1,327	1,327	—
Residential construction	—	—	—
Consumer and other	2	2	—
Total	14,194	15,520	—

With an allowance recorded:
Commercial and industrial	7,569	7,569	2,947
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,304	9,525	862
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	48	48	20
Total	16,921	17,142	3,829

Total:
Commercial and industrial	13,030	14,356	2,947
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,499	16,720	862
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	1,327	1,327	—
Residential construction	—	—	—
Consumer and other	50	50	20
	$31,115	$32,662	$3,829

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$13,848	$98	$7,461	$211
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,568	147	12,486	159
Commercial real estate construction and land development	209	3	—	—
1-4 family residential (including home equity)	1,342	3	524	16
Residential construction	—	—	—	—
Consumer and other	51	—	50	1
Total	$32,018	$251	$20,521	$387

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$14,343	$332	$8,963	$374
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,737	327	13,373	381
Commercial real estate construction and land development	314	7	—	—
1-4 family residential (including home equity)	1,352	4	814	24
Residential construction	—	—	—	—
Consumer and other	58	1	61	3
Total	$32,804	$671	$23,211	$782
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
SEPTEMBER 30, 2017
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
Based on the most recent analysis performed, the risk category of loans by class of loan at September 30, 2017 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$413,195	$12,270	$1,698	$18,866	$—	$446,029
Mortgage warehouse	83,577	—	—	—	—	83,577
Real estate:
Commercial real estate (including multi-family residential)	985,254	18,220	3,672	38,074	—	1,045,220
Commercial real estate construction and land development	213,312	4,790	2,426	5,046	—	225,574
1-4 family residential (including home equity)	278,224	838	1,980	2,357	—	283,399
Residential construction	104,051	2,248	—	—	—	106,299
Consumer and other	11,250	139	3	50	—	11,442
Total loans	$2,088,863	$38,505	$9,779	$64,393	$—	$2,201,540

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2017 and 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2017	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010
Provision for loan losses	3,925	—	2,580	443	272	148	(460)	6,908

Charge-offs	(4,059)	—	—	—	—	—	(148)	(4,207)
Recoveries	11	—	—	—	—	—	—	11
Net charge-offs	(4,048)	—	—	—	—	—	(148)	(4,196)

Balance September 30, 2017	$6,159	$—	$11,908	$2,337	$2,260	$983	$75	$23,722

Nine Months Ended
Balance January 1, 2017	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	6,423	—	2,958	1,110	374	235	158	11,258

Charge-offs	(5,794)	—	—	—	—	—	(148)	(5,942)
Recoveries	471	—	—	10	10	—	4	495
Net charge-offs	(5,323)	—	—	10	10	—	(144)	(5,447)

Balance September 30, 2017	$6,159	$—	$11,908	$2,337	$2,260	$983	$75	$23,722

Allowance for loan losses:
Three Months Ended
Balance June 30, 2016	$4,105	$—	$6,846	$1,368	$1,642	$887	$69	$14,917
Provision for loan losses	781	—	1,563	(76)	101	(159)	4	2,214

Charge-offs	(8)	—	—	—	—	—	(4)	(12)
Recoveries	22	—	43	—	—	—	1	66
Net charge-offs	14	—	43	—	—	—	(3)	54

Balance September 30, 2016	$4,900	$—	$8,452	$1,292	$1,743	$728	$70	$17,185

Nine Months Ended
Balance January 1, 2016	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	1,640	—	2,624	71	301	(92)	25	4,569

Charge-offs	(451)	—	(129)	—	—	—	(26)	(606)
Recoveries	67	—	43	—	10	—	4	124
Net charge-offs	(384)	—	(86)	—	10	—	(22)	(482)

Balance September 30, 2016	$4,900	$—	$8,452	$1,292	$1,743	$728	$70	$17,185

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2017
Individually evaluated for impairment	$2,947	$—	$862	$—	$—	$—	$20	$3,829
Collectively evaluated for impairment	3,212	—	11,046	2,337	2,260	983	55	19,893
Total allowance for loan losses	$6,159	$—	$11,908	$2,337	$2,260	$983	$75	$23,722

December 31, 2016
Individually evaluated for impairment	$1,543	$—	$105	$—	$—	$—	$6	$1,654
Collectively evaluated for impairment	3,516	—	8,845	1,217	1,876	748	55	16,257
Total allowance for loan losses	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2017 and December 31, 2016:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2017
Individually evaluated for impairment	$13,030	$—	$16,499	$209	$1,327	$—	$50	$31,115
Collectively evaluated for impairment	432,999	83,577	1,028,721	225,365	282,072	106,299	11,392	2,170,425
Total loans evaluated for impairment	$446,029	$83,577	$1,045,220	$225,574	$283,399	$106,299	$11,442	$2,201,540

December 31, 2016
Individually evaluated for impairment	$8,408	$—	$12,321	$—	$217	$—	$11	$20,957
Collectively evaluated for impairment	408,344	67,038	879,668	159,247	246,770	98,657	10,954	1,870,678
Total loans evaluated for impairment	$416,752	$67,038	$891,989	$159,247	$246,987	$98,657	$10,965	$1,891,635

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Troubled Debt Restructurings
As of September 30, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings of $24.3 million and $12.6 million, respectively. The Company allocated $1.9 million and $879 thousand of specific reserves for troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively, and did not commit to lend additional amounts on these loans.
The following tables present information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	4	$1,520	$1,520	4	$872	$872
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	502	502	1	632	632
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	5	$2,022	$2,022	5	$1,504	$1,504

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

	Nine Months Ended September 30,
	2017			2016
	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment	Number of Contracts	Pre- Modification of Outstanding Recorded Investment	Post- Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	7	$3,441	$3,441	16	$3,803	$3,803
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	8,783	8,783	7	6,882	6,882
Commercial real estate construction and land development	1	210	210	—	—	—
1-4 family residential (including home equity)	1	86	86	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	7	7
Total	12	$12,520	$12,520	24	$10,692	$10,692
Troubled debt restructurings resulted in charge-offs of $407 thousand during the nine months ended September 30, 2017. There were no charge offs from troubled debt restructurings during the three months ended September 30, 2017. There were $442 thousand in charge-offs resulting from troubled debt restructurings during the nine months ended September 30, 2016. There were no charge offs from troubled debt restructurings during the three months ended September 30, 2016.
As of September 30, 2017, a $12 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted and was charged off during the nine months ended September 30, 2017. As of September 30, 2016, a $32 thousand loan was modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2016. The modifications primarily related to extending the amortization periods of the loans. Default is determined at 90 or more days past due. The Company did not grant principal reductions on any restructured loans.
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
SEPTEMBER 30, 2017
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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$192,427	$192,427	$—	$—	$192,427
Available for sale securities	323,856	—	323,856	—	323,856
Loans held for investment, net of allowance	2,177,818	—	—	2,184,269	2,184,269
FHLB stock	12,790	N/A	N/A	N/A	N/A
Accrued interest receivable	7,993	1	2,081	5,911	7,993

Financial liabilities
Deposits	$2,286,615	$—	$2,284,709	$—	$2,284,709
Accrued interest payable	521	—	521	—	521
Borrowed funds	207,569	—	206,850	—	206,850
Subordinated debentures	9,277	—	9,277	—	9,277

	As of December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$142,098	$142,098	$—	$—	$142,098
Available for sale securities	316,455	—	316,455	—	316,455
Loans held for investment, net of allowance	1,873,724	—	—	1,872,056	1,872,056
FHLB stock	13,175	N/A	N/A	N/A	N/A
Accrued interest receivable	9,007	3	3,616	5,388	9,007

Financial liabilities
Deposits	$1,870,183	$—	$1,868,429	$—	$1,868,429
Accrued interest payable	285	—	285	—	285
Borrowed funds	285,569	—	284,989	—	284,989
Subordinated debentures	9,196	—	9,196	—	9,196
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,780	$—	$8,780
Municipal securities	—	238,372	—	238,372
Agency mortgage-backed pass-through securities	—	30,132	—	30,132
Corporate bonds and other	—	46,572	—	46,572
Total	$—	$323,856	$—	$323,856

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,149	$—	$6,149
Municipal securities	—	237,802	—	237,802
Agency mortgage-backed pass-through securities	—	27,324	—	27,324
Corporate bonds and other	—	45,180	—	45,180
Total	$—	$316,455	$—	$316,455
There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016. There were no transfers between levels during the three and nine months ended September 30, 2017 or 2016.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,622
Commercial real estate (including multi-family residential)	—	—	8,663
Consumer and other	—	—	28
Other real estate owned	—	—	453
	$—	$—	$13,766

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,785
Commercial real estate (including multi-family residential)	—	—	468
Other real estate owned	—	—	1,503
	$—	$—	$3,756

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Impaired Loans with Specific Allocation of Allowance
During the nine months ended September 30, 2017 and the year ended December 31, 2016, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2017, the total reported fair value of impaired loans of $13.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $17.1 million that was reduced by specific allowance allocations totaling $3.8 million. At December 31, 2016, the total reported fair value of impaired loans of $2.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $3.9 million that was reduced by specific allowance allocations totaling $1.7 million.
Other Real Estate Owned
At September 30, 2017, the balance of other real estate owned included $453 thousand of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. At September 30, 2017, there was no formal foreclosure in process on this other real estate owned. The Company had $1.5 million of other real estate owned at December 31, 2016.
7. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at September 30, 2017 and December 31, 2016 were $214.9 million and $196.5 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$483,649
After one but within two years	161,360
After two but within three years	38,039
After three but within four years	28,941
After four but within five years	44,895
Total	$756,884
The Company has $230.1 million and $65.9 million of brokered deposits as of September 30, 2017 and December 31, 2016, respectively; and there are no major concentrations of deposits with any one depositor at September 30, 2017 and December 31, 2016. Included in these amounts are reciprocal deposits of $163.4 million and $64.8 million, at September 30, 2017 and December 31, 2016, respectively.
8. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2017, the Company had a total borrowing capacity of $886.6 million, of which $646.0 million was available and $240.6 million was outstanding. FHLB advances of $207.0 million were outstanding at September 30, 2017, at a weighted average interest rate of 1.32%. Letters of credit were $33.6 million at September 30, 2017, of which $25.0 million expired in October 2017 and was renewed until October 2018, $3.1 million will expire in February 2018 and $5.5 million will expire in August 2018.
In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At September 30, 2017, the Company was in

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

compliance with all such debt covenants, except that return on assets at the Bank was 0.47% (below the required minimum), primarily due to the unusually large provision for loan losses experienced during the quarter. Such non-compliance has been waived by the lender with respect to the quarter ended September 30, 2017.  The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.00%, at September 30, 2017, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a carrying fair value at September 30, 2017 of $9.3 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2017, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2017 was 1.3233%.

(2)	All debentures are currently callable.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

10. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2017, income tax expense was $887 thousand and $4.1 million, respectively, compared with $2.1 million and $7.5 million, respectively, for the three and nine months ended September 30, 2016. The effective income tax rate for the three and nine months ended September 30, 2017 was 22.9% and 22.3%, respectively, compared to 27.8% and 30.6%, respectively, for the three and nine months ended September 30, 2016. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the excess tax benefit from the exercise of stock options by employees, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. Additionally, the decrease in income tax expense and the effective tax rate was due to the increase in tax free income from the purchase of additional municipal securities from the prior year. During the nine months ended September 30, 2017, the impact on the tax rate due to the excess tax benefit on stock options exercised and the increased tax free income from the purchase of municipal securities was 5.3% and 9.0%, respectively.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and nine months ended September 30, 2017 and 2016. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2013.
11. STOCK BASED COMPENSATION
During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,900,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $497 thousand and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $370 thousand and $1.1 million for the three and nine months ended September 30, 2016, respectively.
Stock Options
Options to purchase a total of 1,290,431 shares of Company stock have been granted as of September 30, 2017. Under the Plan, options are exercisable up to 10 years from the date of the grant and are fully vested 4 years after the date of grant.The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

A summary of the activity in the stock option plan during the nine months ended September 30, 2017 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2017	935	$18.21	6.23	$16,773
Options granted	50	36.22
Options exercised	(182)	17.44
Options forfeited	(3)	20.53
Options outstanding, September 30, 2017	800	$19.56	5.88	$13,885
Options vested and exercisable, September 30, 2017	508	$17.01	4.70	$10,093
Restricted Stock Awards
During the nine months ended 2017, the Company issued 28,106 shares of restricted stock. The forfeiture restrictions on restricted stock shares will lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2017	24	$18.31
Share awards granted	28	36.17
Share awards vested	(10)	18.19
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, September 30, 2017	42	$30.24
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$380,565	$257,859	$353,822	$232,551
Standby letters of credit	15,316	1,675	9,423	124
Total	$395,881	$259,534	$363,245	$232,675
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2017, the funded fixed rate loan commitments had interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 2.76 years and 5.03%, respectively.
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
13. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of September 30, 2017 and December 31, 2016 the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
SEPTEMBER 30, 2017
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at September 30, 2017 and December 31, 2016:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2017
Total Capital (to risk weighted assets)	$292,639	12.04%	$194,407	8.00%	$224,783	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	259,640	10.68%	109,354	4.50%	139,730	5.750%	N/A	N/A
Tier I Capital (to risk weighted assets)	268,917	11.07%	145,805	6.00%	176,181	7.250%	N/A	N/A
Tier I Capital (to average tangible assets)	268,917	9.90%	108,673	4.00%	108,673	4.000%	N/A	N/A

As of December 31, 2016
Total Capital (to risk weighted assets)	$268,155	12.57%	$170,690	8.00%	$184,025	8.625%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	241,048	11.30%	96,013	4.50%	109,348	5.125%	N/A	N/A
Tier I Capital (to risk weighted assets)	250,244	11.73%	128,018	6.00%	141,353	6.625%	N/A	N/A
Tier I Capital (to average tangible assets)	250,244	10.35%	96,708	4.00%	96,708	4.000%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2017
Total Capital (to risk weighted assets)	$289,178	11.90%	$194,316	8.00%	$224,678	9.250%	$242,895	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	265,456	10.93%	109,303	4.50%	139,664	5.750%	157,882	6.50%
Tier I Capital (to risk weighted assets)	265,456	10.93%	145,737	6.00%	176,099	7.250%	194,316	8.00%
Tier I Capital (to average tangible assets)	265,456	9.77%	108,630	4.00%	108,630	4.000%	135,788	5.00%

As of December 31, 2016
Total Capital (to risk weighted assets)	$247,606	11.61%	$170,630	8.00%	$183,960	8.625%	$213,288	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	229,694	10.77%	95,979	4.50%	109,310	5.125%	138,637	6.50%
Tier I Capital (to risk weighted assets)	229,694	10.77%	127,973	6.00%	141,303	6.625%	170,630	8.00%
Tier I Capital (to average tangible assets)	229,694	9.50%	96,679	4.00%	96,679	4.000%	120,849	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

14. EARNINGS PER COMMON SHARE
Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares are considered outstanding at the date of grant, accounted for as participating securities and included in basic and diluted weighted average common shares outstanding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$2,986		$5,471		$14,428		$17,080
Basic:
Weighted average common shares outstanding	13,165	$0.23	12,882	$0.42	13,104	$1.10	12,860	$1.33
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	319		226		341		178
Total	13,483	$0.22	13,108	$0.42	13,445	$1.07	13,038	$1.31
Stock options for 33 thousand shares were not considered in computing diluted earnings per common share as of September 30, 2017 because they were antidilutive. There were no antidilutive shares as of September 30, 2016.
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
Cautionary Notice Regarding Forward-Looking Statements
Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.
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

•	general market conditions and economic trends nationally, regionally and locally, particularly in the Houston metropolitan area;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

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
Our allowance for loan losses, both in dollars and as a percentage of total loans, is impacted by acquisition accounting. As part of acquisition accounting, acquired loans are initially recognized at fair value with no corresponding allowance for loan losses. Initial fair value of the loans includes consideration of expected credit losses.
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
Our purchase credit impaired loans have generally been de minimis and comprised 0.02% of our loan portfolio at September 30, 2017. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for the three and nine months ended September 30, 2017 and prior periods has been immaterial.
All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until the loan is either (i) renewed or (ii) substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, we estimate principal losses as compared to our recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At September 30, 2017, we had $142.3 million in acquired loans that have not been renewed or substantially modified, which is net of an unaccreted discount of $343 thousand or 0.24%.

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
Results of Operations
Net income was $3.0 million, or $0.22 per diluted share, for the third quarter 2017 compared to $5.5 million, or $0.42 per diluted share, for the third quarter 2016. Annualized returns on average assets and average equity were 0.43% and 3.90%. respectively, compared to 0.90% and 7.77%, respectively, for the the three months ended September 30, 2017 and 2016, respectively.
The efficiency ratio increased to 62.14% for the third quarter 2017 from 60.34% for the third quarter 2016. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.
Net income was $14.4 million, or $1.07 per diluted share, for the nine months ended September 30, 2017 compared to $17.1 million, or $1.31 per diluted share, for the nine months ended September 30, 2016. The first quarter 2016 included a $1.3 million after tax gain on the sale of two Central Texas branch locations that were sold in order to focus on the Houston metropolitan area. Annualized returns on average assets and average equity were 0.73% and 6.55%, respectively, for the nine months ended September 30, 2017 compared to 0.99% and 8.40%, respectively, for the nine months ended September 30, 2016.
Net Interest Income
Three months ended September 30, 2017 compared with three months ended September 30, 2016. Net interest income before the provision for loan losses for the three months ended September 30, 2017 was $27.0 million compared with $23.4 million for the three months ended September 30, 2016, an increase of $3.6 million, or 15.3%. The increase in net interest income was primarily due to organic loan growth.
Interest income was $30.9 million for the three months ended September 30, 2017, an increase of $4.6 million, or 17.4%, compared with the three months ended September 30, 2016, primarily due to an increase of $331.4 million, or 15.1%, in average interest-earning assets. Additionally, during the three months ended September 30, 2017 and September 30, 2016, we benefited from acquisition accounting loan discount accretion of $129 thousand and $309 thousand, respectively.
Interest expense was $3.9 million for the three months ended September 30, 2017, an increase of $994 thousand, or 34.2%, compared to the three months ended September 30, 2016. This increase was primarily due to an increase in average interest-bearing liabilities of $143.5 million, or 9.5%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and an increase in the average cost of interest-bearing liabilities to 93 basis points for the three months ended September 30, 2017 compared to 76 basis points for the same period in 2016. This increase in costs was primarily attributable to the increase in the rate paid on Federal Home Loan Bank borrowings for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2017 was 4.37%, a decrease of 2 basis points compared to 4.39% for the three months ended September 30, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The impact of net acquisition accounting adjustments of $102 thousand and $335 thousand on the tax equivalent net interest margin was an increase of 2 basis points and 6 basis points for the three months ended September 30, 2017 and 2016, respectively.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,141,546	$28,588	5.30%	$1,784,763	$24,057	5.36%
Securities	324,901	2,121	2.59%	310,769	2,112	2.70%
Deposits in other financial institutions	53,409	192	1.43%	92,928	150	0.64%
Total interest-earning assets	2,519,856	$30,901	4.87%	2,188,460	$26,319	4.78%
Allowance for loan losses	(20,886)			(15,575)
Noninterest-earning assets	261,524			249,363
Total assets	$2,760,494			$2,422,248

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$142,429	$127	0.35%	$111,497	$95	0.34%
Money market and savings deposits	558,087	684	0.49%	484,587	556	0.46%
Certificates and other time deposits	754,076	2,299	1.21%	668,092	1,872	1.11%
Borrowed funds	197,668	654	1.31%	244,732	264	0.43%
Subordinated debt	9,259	140	5.98%	9,151	123	5.35%
Total interest-bearing liabilities	1,661,519	$3,904	0.93%	1,518,059	$2,910	0.76%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	786,566			614,303
Other liabilities	8,960			9,821
Total liabilities	2,457,045			2,142,183
Shareholders' equity	303,449			280,065
Total liabilities and shareholders' equity	$2,760,494			$2,422,248

Net interest rate spread			3.94%			4.02%

Net interest income and margin(1)		$26,997	4.25%		$23,409	4.26%

Net interest income and margin (tax equivalent)(2)		$27,748	4.37%		$24,149	4.39%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the three months ended September 30, 2017 and September 30, 2016 and other applicable effective tax rates.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. Net interest income before the provision for loan losses for the nine months ended September 30, 2017 was $76.2 million compared with $66.4 million for the nine months ended September 30, 2016, an increase of $9.8 million, or 14.7%. The increase in net interest income was primarily due to organic loan growth and an increase in the securities portfolio.
Interest income was $87.4 million for the nine months ended September 30, 2017, an increase of $13.1 million, or 17.6%, compared with the nine months ended September 30, 2016, primarily due to an increase of $341.8 million, or 16.5%, in average interest-earning assets. Additionally, during the nine months ended September 30, 2017 and September 30, 2016, we benefited from acquisition accounting loan discount accretion of $536 thousand and $1.1 million, respectively.
Interest expense was $11.2 million for the nine months ended September 30, 2017, an increase of $3.3 million, or 42.2%, compared to the nine months ended September 30, 2016. This increase was primarily due to an increase in average interest-bearing liabilities of $291.6 million, or 20.9%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and an increase in the average cost of interest-bearing liabilities to 89 basis points for the nine months ended September 30, 2017 compared to 75 basis points for the same period in 2016. This increase in cost was primarily attributable to the increase in average Federal Home Loan Bank borrowings for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Tax equivalent net interest margin for the nine months ended September 30, 2017 was 4.34%, a decrease of 5 basis points compared to 4.39% for the nine months ended September 30, 2016. The impact of net acquisition accounting adjustments of $459 thousand and $1.2 million on the tax equivalent net interest margin was an increase of 2 basis points and 8 basis points for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,038,228	$80,584	5.29%	$1,724,494	$69,124	5.35%
Securities	325,730	6,337	2.60%	256,149	4,731	2.47%
Deposits in other financial institutions	52,150	479	1.23%	93,700	442	0.63%
Total interest-earning assets	2,416,108	$87,400	4.84%	2,074,343	$74,297	4.78%
Allowance for loan losses	(19,456)			(14,401)
Noninterest-earning assets	260,843			237,765
Total assets	$2,657,495			$2,297,707

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$136,991	$345	0.34%	$103,215	$250	0.32%
Money market and savings deposits	514,995	1,822	0.47%	451,314	1,514	0.45%
Certificates and other time deposits	741,732	6,539	1.18%	636,877	5,097	1.07%
Borrowed funds	282,024	2,068	0.98%	192,880	634	0.44%
Subordinated debt	9,231	394	5.70%	9,125	360	5.27%
Total interest-bearing liabilities	1,684,973	$11,168	0.89%	1,393,411	$7,855	0.75%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	670,908			624,190
Other liabilities	6,926			8,545
Total liabilities	2,362,807			2,026,146
Shareholders' equity	294,688			271,561
Total liabilities and shareholders' equity	$2,657,495			$2,297,707

Net interest rate spread			3.95%			4.03%

Net interest income and margin(1)		$76,232	4.22%		$66,442	4.28%

Net interest income and margin (tax equivalent)(2)		$78,517	4.34%		$68,113	4.39%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the nine months ended September 30, 2017 and September 30, 2016 and other applicable effective tax rates.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$4,796	$(265)	$4,531	$12,753	$(1,041)	$(252)	$11,460
Securities	99	(90)	9	1,297	326	(17)	1,606
Deposits in other financial institutions	(64)	106	42	(195)	234	(2)	37
Total increase (decrease) in interest income	4,831	(249)	4,582	13,855	(481)	(271)	13,103

Interest-bearing Liabilities:
Interest-bearing demand deposits	28	4	32	83	14	(1)	95
Money market and savings deposits	91	37	128	217	96	(6)	308
Certificates and other time deposits	238	189	427	851	610	(19)	1,442
Borrowed funds	(51)	441	390	294	1,142	(2)	1,434
Subordinated debt	1	16	17	5	30	(1)	34
Total increase (decrease) in interest expense	307	687	994	1,451	1,891	(29)	3,313
Increase (decrease) in net interest income	$4,524	$(936)	$3,588	$12,404	$(2,372)	$(242)	$9,790
Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at September 30, 2017 and December 31, 2016 was $23.7 million and $17.9 million, respectively, representing 1.08% and 0.95% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $6.9 million provision for loan losses for the quarter ended September 30, 2017 and a $2.2 million provision for the quarter ended September 30, 2016. The increase in the provision for the quarter ended September 30, 2017 compared to the same period in 2016 was primarily due to organic loan growth, estimated losses related to Hurricane Harvey and an increase in net charge-offs of $4.1 million primarily due to an energy-related loan relationship charged-off during the quarter.
We recorded an $11.3 million provision for loan losses for the nine months ended September 30, 2017 and a $4.6 million provision for the nine months ended September 30, 2016. The increase in the provision for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to organic loan growth, an increase in net charge-offs of $5.0 million primarily due to an energy-related loan relationship charged-off, a net increase of $2.7 million of allowance on impaired loans and estimated losses related to Hurricane Harvey. During the third quarter 2017, we increased our allowance in part due to the immediate uncertainty in the Houston economy and estimated losses related to Hurricane Harvey that occurred in August 2017.  We performed a thorough assessment of the impact of the Hurricane on our customers as well as the adequacy of the allowance for loan losses on our current portfolio.

Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended September 30, 2017 compared with three months ended September 30, 2016. Noninterest income totaled $1.5 million for the three months ended September 30, 2017 compared with $1.3 million for the same period in 2016, an increase of $186 thousand, or 14.6%.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. Noninterest income totaled $4.3 million for the nine months ended September 30, 2017 compared with $5.8 million for the same period in 2016, a decrease of $1.5 million, or 26.1%. The nine months ended September 30, 2017 included the $2.1 million gain, $1.3 million after tax, on the sale of the two Central Texas branch locations.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$144	$175	$(31)	$527	$483	$44
Service charges on deposit accounts	204	182	22	604	500	104
Gain on sale of branch assets	—	—	—	—	2,050	(2,050)
Loss on sale of securities	(12)	—	(12)	(12)	—	(12)
Gain on sale of other real estate	—	60	(60)	—	60	(60)
Bank owned life insurance income	146	154	(8)	440	473	(33)
Debit card and ATM card income	226	185	41	664	528	136
Rebate from correspondent bank	370	172	198	939	479	460
Other(1)	382	346	36	1,116	1,217	(101)
Total noninterest income	$1,460	$1,274	$186	$4,278	$5,790	$(1,512)

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended September 30, 2017 compared with three months ended September 30, 2016. Noninterest expense was $17.7 million for the three months ended September 30, 2017 compared to $14.9 million for the three months ended September 30, 2016, an increase of $2.8 million, or 18.7%. This increase was primarily due to increased salaries and benefits and professional service fees incurred to support growth initiatives.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. Noninterest expense was $50.7 million for the nine months ended September 30, 2017 compared to $43.1 million for the nine months ended September 30, 2016, an increase of $7.6 million, or 17.7%. This increase was primarily due to increases in salaries and benefits as a result of the increased headcount and professional service fees related to supporting growth initiatives.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$11,580	$9,781	$1,799	$32,557	$28,231	$4,326
Net occupancy and equipment	1,325	1,260	65	4,054	3,706	348
Depreciation	427	404	23	1,225	1,236	(11)
Data processing and software amortization	783	655	128	2,197	1,930	267
Professional fees	822	442	380	2,704	1,377	1,327
Regulatory assessments and FDIC insurance	582	396	186	1,740	1,096	644
Core deposit intangibles amortization	195	196	(1)	586	590	(4)
Communications	251	264	(13)	731	818	(87)
Advertising	302	228	74	853	626	227
Other real estate expense	59	118	(59)	249	198	51
Printing and supplies	83	80	3	210	175	35
Other	1,267	1,071	196	3,580	3,088	492
Total noninterest expense	$17,676	$14,895	$2,781	$50,686	$43,071	$7,615

(1)
Total salaries and employee benefits includes $497 thousand and $370 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, in stock based compensation expense.

Salaries and Employee Benefits. Salaries and benefits increased $1.8 million, or 18.4%, for the three months ended September 30, 2017 compared to the same period in 2016 and increased $4.3 million, or 15.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases for the three and nine months ended September 30, 2017 over the same periods in 2016 were primarily due to the addition of high quality lenders and key personnel hired to strengthen our infrastructure to support our future growth plans.
Professional Fees. Professional fees increased $380 thousand, or 85.9%, for the three months ended September 30, 2017 compared to the same period in 2016 and increased $1.3 million, or 96.4%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we continued to focus on enhancing the operational and regulatory requirements applicable to a larger bank as we pursue our growth strategy.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches), which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 62.14% and 62.97% for the three and nine months ended September 30, 2017, respectively, compared to 60.34% and 61.37% for the three and nine months ended September 30, 2016, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth over the long-term will demonstrate the scalability of our operating platform. The efficiency ratio remained elevated for the three and nine months ended September 30, 2017 as we enhanced our lending team and hired key personnel to strengthen our infrastructure to support the operational and regulatory requirements applicable to a larger bank as we pursue our ambitious growth goals.

Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $1.2 million, or 57.8%, to $887 thousand for the three months ended September 30, 2017 compared with $2.1 million for the same period in 2016. For the nine months ended September 30, 2017, income tax expense totaled $4.1 million, a decrease of $3.4 million, or 44.9%, compared with $7.5 million for the same period in 2016. Our effective tax rates were 22.9% and 22.3% for the three and nine months ended September 30, 2017, respectively, and 27.8% and 30.6% for the three and nine months ended September 30, 2016. Our effective tax rates decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the increase in tax free income from the purchase of additional municipal securities from the prior year. Additionally, the decrease was also the result of the tax benefit from the exercise of stock options by employees during 2017, which was recognized in income tax expense as a result of the adoption of ASU 2016-09. During the nine months ended September 30, 2017, the increased tax free income from the purchase of municipal securities and the impact on the tax rate due to the tax benefit on stock options exercised was 9.0% and 5.3%, respectively.
Financial Condition
Loan Portfolio
At September 30, 2017, total loans were $2.20 billion, an increase of $309.9 million, or 16.4%, compared with December 31, 2016, primarily due to strong organic growth within our loan portfolio.
Total loans as a percentage of deposits were 96.3% and 101.1% as of September 30, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 78.3% and 77.2% as of September 30, 2017 and December 31, 2016, respectively.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$446,029	20.3%	$416,752	22.0%
Mortgage warehouse	83,577	3.8%	67,038	3.5%
Real estate:
Commercial real estate (including multi-family residential)	1,045,220	47.5%	891,989	47.2%
Commercial real estate construction and land development	225,574	10.2%	159,247	8.4%
1-4 family residential (including home equity)	283,399	12.9%	246,987	13.1%
Residential construction	106,299	4.8%	98,657	5.2%
Consumer and other	11,442	0.5%	10,965	0.6%
Total loans	2,201,540	100.0%	1,891,635	100.0%
Allowance for loan losses	(23,722)		(17,911)
Loans, net	$2,177,818		$1,873,724
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased by $29.3 million, or 7.0%, to $446.0 million as of September 30, 2017 compared to $416.8 million as of December 31, 2016.
Our exposure to oil and gas exploration and production companies is roughly 3.2% of our total loan portfolio as of September 30, 2017. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 4.0% at September 30, 2017. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.
Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio increased $16.5 million, or 24.7%, to $83.6 million as of September 30, 2017 compared to $67.0 million as of December 31, 2016.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2017 and December 31, 2016, 53.1% and 53.5%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $153.2 million, or 17.2%, to $1.05 billion as of September 30, 2017 from $892.0 million as of December 31, 2016, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $10.9 million, or 20.6%, to $63.8 million as of September 30, 2017 from $52.9 million as of December 31, 2016. We had 95 multi-family loans with an average loan size of $674 thousand as of September 30, 2017.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $66.3 million, or 41.7%, to $225.6 million as of September 30, 2017 compared to $159.2 million as of December 31, 2016 as a result of organic loan growth.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $36.4 million, or 14.7%, to $283.4 million as of September 30, 2017 from $247.0 million as of December 31, 2016. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $5.6 million, or 16.3%, to $39.9 million as of September 30, 2017 from $34.3 million as of December 31, 2016.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $7.6 million, or 7.7%, to $106.3 million as of September 30, 2017 from $98.7 million as of December 31, 2016 as a result of organic loan growth.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased slightly to $11.4 million as of September 30, 2017 from $11.0 million as of December 31, 2016.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $13.9 million and $16.7 million in nonperforming loans as of September 30, 2017 and December 31, 2016, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$5,031	$3,896
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	8,097	11,663
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	735	217
Residential construction	—	—
Consumer and other	50	12
Total nonaccrual loans	13,913	15,788
Accruing loans 90 or more days past due	—	911
Total nonperforming loans	13,913	16,699
Other real estate	453	1,503
Repossessed assets	205	286
Total nonperforming assets	$14,571	$18,488
Restructured loans(1)	$15,136	$4,831
Nonperforming assets to total assets	0.52%	0.75%
Nonperforming loans to total loans	0.63%	0.88%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are classified as substandard and consist of accruing, restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2017 and December 31, 2016, we had $17.2 million and $5.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2017, potential problem loans consisted of seventeen credit relationships. Of the total outstanding balance at September 30, 2017, 48.7% related to one customer in the hospitality industry, 32.4% related to 9 customers in an energy-related industry, 8.4% related to one customer in the residential and commercial building industry, 3.4% related to one customer in the leasing industry, 2.9% related to one customer in the convenience store industry, 1.6% related to one customer in the construction material industry, 1.5% related to two customers in the freight transportation industry and 1.1% related to one customer in the customer services industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at September 30, 2017 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.
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
All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the

Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of September 30, 2017 was $378 thousand, or 0.34%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.
At September 30, 2017, our allowance for loan losses amounted to $23.7 million, or 1.08%, of total loans compared with $17.9 million, or 0.95%, as of December 31, 2016. The increase in the allowance of $5.8 million for the nine months ended September 30, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in the required reserve associated with organic loan growth, the increase in impaired loans and estimated losses related to Hurricane Harvey. We believe that the allowance for loan losses at September 30, 2017 and December 31, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.36% for the nine months ended September 30, 2017 compared to 0.04% for the nine months ended September 30, 2016 and 0.04% for the year ended December 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	$2,038,228	$1,724,494
Gross loans outstanding at end of period	2,201,540	1,830,722
Allowance for loan losses at beginning of period	17,911	13,098
Provision for loan losses	11,258	4,569
Charge-offs:
Commercial and industrial loans	(5,794)	(451)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	(129)
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	(148)	(26)
Total charge-offs for all loan types	(5,942)	(606)
Recoveries:
Commercial and industrial loans	471	67
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	43
Commercial real estate construction and land development	10	—
1-4 family residential (including home equity)	10	10
Residential construction	—	—
Consumer and other	4	4
Total recoveries for all loan types	495	124
Net charge-offs	(5,447)	(482)
Allowance for loan losses at end of period	$23,722	$17,185
Allowance for loan losses to total loans	1.08%	0.94%
Net charge-offs to average loans(1)	0.36%	0.04%
Allowance for loan losses to nonperforming loans	170.50%	108.20%

(1)	Interim period annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of September 30, 2017, the carrying amount of investment securities totaled $323.9 million, an increase of $7.4 million, or 2.3%, compared with $316.5 million as of December 31, 2016. Securities represented 11.5% and 12.9% of total assets as of September 30, 2017 and December 31, 2016, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,496	$302	$(18)	$8,780
Municipal securities	237,342	2,999	(1,969)	238,372
Agency mortgage-backed pass-through securities	30,183	222	(273)	30,132
Corporate bonds and other	46,416	197	(41)	46,572
Total	$322,437	$3,720	$(2,301)	$323,856

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds and other	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455
As of September 30, 2017, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2017, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	September 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,017	1.46%	$—	0.00%	$3,901	3.37%	$2,578	2.75%	$8,496	2.73%
Municipal securities	1,264	2.62%	37,320	2.52%	85,556	3.44%	113,202	4.98%	237,342	4.03%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,404	2.13%	24,779	2.86%	30,183	2.73%
Corporate bonds and other	7,598	2.19%	28,121	2.46%	10,697	2.88%	—	0.00%	46,416	2.51%
Total	$10,879	2.10%	$65,441	2.49%	$105,558	3.32%	$140,559	4.57%	$322,437	3.65%

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,014	1.46%	$3,869	3.37%	$—	0.00%	$5,883	2.71%
Municipal securities	2,738	1.76%	27,216	2.50%	83,682	3.15%	128,865	4.91%	242,501	4.00%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,856	2.12%	22,640	2.55%	27,496	2.48%
Corporate bonds and other	—	0.00%	45,271	2.36%	—	0.00%	—	0.00%	45,271	2.36%
Total	$2,738	1.76%	$74,501	2.39%	$92,407	3.11%	$151,505	4.56%	$321,151	3.61%
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
As of September 30, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.60% during the nine months ended September 30, 2017 compared with 2.47% for the nine months ended September 30, 2016. The increase in average yield during the first nine months of 2017 compared to the same period in 2016 was primarily due to our increased investment in longer-term securities.
Goodwill and Core Deposit Intangible Assets
Our goodwill as of September 30, 2017 and December 31, 2016 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of September 30, 2017 and December 31, 2016, was $3.5 million and $4.1 million, respectively. Core deposit intangible assets are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at September 30, 2017 were $2.29 billion, an increase of $416.4 million, or 22.3%, compared with $1.87 billion at December 31, 2016. Noninterest-bearing deposits at September 30, 2017 were $713.0 million, an increase of $119.2 million, or 20.1%, compared with $593.8 million at December 31, 2016. Interest-bearing deposits at September 30, 2017 were $1.57 billion, an increase of $297.2 million, or 23.3%, compared with $1.28 billion at December 31, 2016.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2017, we had a total borrowing capacity of $886.6 million, of which $646.0 million was available and $240.6 million was outstanding. FHLB advances of $207.0 million were outstanding at September 30, 2017, at a weighted average interest rate of 1.32%. Letters of credit were $33.6 million at September 30, 2017, of which $25.0 million expired in October 2017 and was renewed until October 2018, $3.1 million will expire in February 2018 and $5.5 million will expire in August 2018.
Credit Agreement
In January 2015, we borrowed an additional $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, we paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.00%, at September 30, 2017, and is paid quarterly. As of September 30, 2017 and December 31, 2016, we had $569 thousand of indebtedness owed under the credit agreement. Our revolving credit agreement matures in December 2021 and is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. At September 30, 2017, the Company was in compliance with all such debt covenants, except that return on assets at the Bank was 0.47% (below the required minimum), primarily due to the unusually large provision for loan losses experienced during the quarter. Such non-compliance has been waived by the lender with respect to the quarter ended September 30, 2017.
Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at September 30, 2017 of $9.3 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of September 30, 2017 and December 31, 2016 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	664	1,806	2,070	5,584	10,124
Total	$664	$1,806	$2,070	$6,153	$10,693

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,654	1,820	2,087	4,513	11,074
Total	$2,654	$1,820	$2,087	$5,082	$11,643
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
As of September 30, 2017 and December 31, 2016, we had outstanding $638.4 million and $586.4 million, respectively, in commitments to extend credit and $17.0 million and $9.5 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2017 and the year ended December 31, 2016, our liquidity needs have been primarily met by core deposits, borrowings, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $313.7 million, or 18.2%, for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.3 years and modified duration of 5.5 years at September 30, 2017, and a weighted average life of 6.7 years and modified duration of 5.8 years at December 31, 2016.
As of September 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of September 30, 2017 and December 31, 2016, the Bank was well capitalized.
Total shareholder’s equity was $302.7 million at September 30, 2017, compared with $279.8 million at December 31, 2016, an increase of $22.9 million, or 8.2%. This increase was primarily the result of net income of $14.4 million for the nine months ended September 30, 2017.
The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2017
Total capital (to risk weighted assets)	12.04%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.68%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	11.07%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	9.90%	4.00%	4.000%	N/A

As of December 31, 2016
Total capital (to risk weighted assets)	12.57%	8.00%	8.625%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.30%	4.50%	5.125%	N/A
Tier 1 capital (to risk weighted assets)	11.73%	6.00%	6.625%	N/A
Tier 1 capital (to average assets)	10.35%	4.00%	4.000%	N/A

ALLEGIANCE BANK:
As of September 30, 2017
Total capital (to risk weighted assets)	11.90%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.93%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.93%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.77%	4.00%	4.000%	5.00%

As of December 31, 2016
Total capital (to risk weighted assets)	11.61%	8.00%	8.625%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.77%	4.50%	5.125%	6.50%
Tier 1 capital (to risk weighted assets)	10.77%	6.00%	6.625%	8.00%
Tier 1 capital (to average assets)	9.50%	4.00%	4.000%	5.00%

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset/Liability Management and Interest Rate Risk
Our asset liability and interest rate risk policy provides management with the guidelines for effective balance sheet management. We have established a measurement system for monitoring our net interest rate sensitivity position. It is our objective to manage our sensitivity position within our established guidelines.
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016
+300	(6.4)%	(3.3)%	(9.5)%	(7.4)%
+200	(4.2)%	(2.3)%	(5.8)%	(4.7)%
+100	(2.2)%	(1.4)%	(2.6)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.0)%	1.8%	(1.8)%	1.1%
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
ITEM  1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. In addition to the risk factors disclosed in those reports, you should note the following risk factor:
Our market is susceptible to weather events and other catastrophes that could have an adverse impact on our market's economy, our operations or our customers, any of which could have a negative effect on us.
Our business is generated primarily from the Houston MSA, which is susceptible to damage by hurricanes, tornadoes, floods, droughts and other natural disasters and adverse weather.  These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economy in which we operate. In August 2017, our market area experienced catastrophic flooding and unprecedented storm damage due to Hurricane Harvey. The effect of Hurricane Harvey, and other catastrophic weather events if they were to occur, could have a materially adverse impact on our financial condition, results of operations and business, as well as potentially increase our exposure to credit losses and liquidity risks. If our market experiences an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses within our loan portfolio may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and increased loan losses that could have an adverse effect on our business, financial condition and results of operations.

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

Allegiance Bancshares, Inc. (Registrant)

Date: November 2, 2017	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: November 2, 2017	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer