Form 10-K
period 2017-12-31
Allegiance Bancshares, Inc.
filed 2018-03-09
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2017 was approximately $434.0 million.
As of March 7, 2018, there were 13,284,655 shares of the registrant's common stock, $1.00 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. "Risk Factors," and the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

General

Allegiance Bancshares, Inc. is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through our wholly-owned subsidiary, Allegiance Bank, we provide a diversified range of commercial banking services primarily to Houston metropolitan area-based small to medium-sized businesses, professionals and individual customers. We believe the size, growth and increasing economic diversity of the Houston metropolitan area, when combined with our super-community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage when serving small to medium-sized business customers and further enables us to attract talented bankers.

We currently operate 16 full-service banking locations and one loan production office in the Houston metropolitan area. We have experienced significant growth since we began banking operations in 2007, resulting from both organic growth, including de novo branching, and two whole-bank acquisitions. As of December 31, 2017, we had total assets of $2.86 billion, total gross loans of $2.27 billion, total deposits of $2.21 billion and total shareholders’ equity of $306.9 million.

Initial Public Offering

Allegiance consummated the underwritten initial public offering of its common stock in October 2015. Allegiance's common stock is traded on the NASDAQ Global Market under the ticker symbol "ABTX."

Business Strategy

The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and by pursuing select strategic acquisitions in the Houston metropolitan area. We are positioned to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service. We have made the strategic decision to focus on the Houston metropolitan area because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market.

Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service bank offices and employ lenders with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the bank office level. We support bank office operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.

We plan to continue to emphasize our super-community banking strategy to organically grow our presence in the Houston metropolitan area through:

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
Select strategic acquisitions. The Company intends to continue to expand its market position in the Houston metropolitan area through organic growth, the development of de novo branch locations and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. The following table summarizes, with preacquisition historical balances, our two acquisitions to date, both of which were Houston-based banks:

Institution acquired	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
(Dollars in millions)
Independence Bank, N.A.	November 16, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares, Inc.	January 1, 2015	$569.7	$410.2	$488.9	9*

* On January 31, 2016, the Company completed the sale of two of the acquired branches of Farmers & Merchants, Inc. ("F&M Bancshares") located in Central Texas and their related assets.

Competitive Strengths

We believe that we are well positioned to execute our super-community banking strategy as a result of the following competitive strengths:

•
Experienced, growth-focused senior management team. Our senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions. The Company’s Board of Directors has many years of combined experience in serving as directors and/or officers of financial institutions. The directors have a wide array of business experience and, since many are residents of our primary market area, participate in and support local community activities, which is a significant asset to our business development efforts and enables us to be responsive to the needs of our customers.

•
Scalable banking and operational platform designed to foster and accommodate significant growth. We have built a capable and knowledgeable staff by utilizing the significant prior experience of our management team and employees. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. We believe that our strong capital and asset quality position will allow us to grow and that our scalable operating platform will effectively support expected growth, resulting in greater efficiency and enhanced profitability.

•
Community-focused, full service customer relationships. We believe that our super-community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small to medium-sized businesses, professionals and individuals in the Houston metropolitan area. We actively solicit the deposit business of our consumer and commercial loan customers and seek to further leverage these relationships by broadening customer relationships with additional products and services.

•
Local decision making authority and exclusive Houston focus. Recent acquisitions of local financial institutions in the Houston metropolitan area by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston metropolitan area. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities while delivering high quality customer service. Our products and services are tailored to address the needs of our targeted customers. We are exclusively focused on serving the greater Houston market, which we believe positions us well to compete effectively and build strong customer relationships.

•
Focus on seasoned lenders. We believe our management team’s long-standing presence and experience in the Houston metropolitan area gives us valuable insight into the local market and the ability to successfully recruit talented lenders. Our team of seasoned lenders has been the driver of our organic growth. The Company’s officer compensation structure, which includes equity grants, profit sharing and various incentive programs, attracts talented lenders and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.

•
Disciplined underwriting and credit administration. Our management, bankers, lending officers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a few well-secured cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.

•
Diversified loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused and diversified portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on fewer but larger lending relationships. As of December 31, 2017, our average funded core loan size was approximately $305 thousand. We do not lend directly to oil and gas exploration and production companies. As of December 31, 2017, 3.1% of our total loan portfolio is to customers in the oilfield services or oil-related industries for whom the price of oil and gas has a significant operational or financial impact. Although we operate in the Houston metropolitan area, we believe that our lack of both direct lending to oil and gas exploration and production companies and reserve-based lending will reduce the impact to our business in the event of a prolonged period of lower oil and gas prices.

Allegiance Community Banking Services

Lending Activities

We offer a wide range of commercial and retail lending services, including commercial loans, mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in the Houston metropolitan area. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.

Deposit Products

Deposits are our principal source of funds for use in lending and other general banking purposes. We offer a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. We actively pursue business checking accounts by offering our business customers competitive rates and convenient services such as telephone and online banking. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposit products.

Other Banking Services

We offer basic banking products and services, which we believe are attractively priced, easily understood, convenient and readily accessible to our customers. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, mobile banking and banking by telephone, mail and Internet. Customers can conveniently access their accounts by phone, through a mobile application for smartphones and tablets, as well as through Internet banking that allows customers to obtain account balances, make deposits, transfer funds, pay bills online and receive electronic delivery of statements. We also provide safe deposit boxes, debit cards, cash management and wire transfer services, night depository, direct deposits, cashier’s checks, and letters of credit. We have established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold where the requested loan amount exceeds the lending limits in our lending policies.

Competition

We compete in the highly competitive commercial banking industry through the Bank and firmly believe that the Bank’s presence in the community and philosophy of personalized service enhances our ability to attract and retain customers. The Bank faces strong direct competition for deposit funds, lending opportunities, talented lenders, acquisition candidates and other financial-related services. We compete with other commercial banks, thrifts and credit unions and other financial institutions.

We compete for loans primarily with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations, all of which are actively engaged in providing various types of loans and other financial services that may offer more favorable financing than we are able to offer. Although some of our competitors are situated locally, others have statewide or nationwide presence. We believe that we are able to compete with other financial institutions because of our experienced banking professionals, the range and quality of products that we offer, our responsive decision-making with respect to loans and our emphasis on customer service, thereby establishing strong customer relationships and building customer loyalty that distinguishes us from our competitors.

We rely heavily on the continued business our Bank's bankers generate and the efforts of our officers and directors to solicit and refer potential customers, and we expect this reliance to continue for the foreseeable future. We believe that our recent market share gains in our geographic areas of operation are a reflection of our ability to compete with the larger banking franchises in our market.

Employees

As of December 31, 2017, we employed approximately 375 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. We believe that we have a good relationship with our employees.

Available Information

The Company's website address is www.allegiancebank.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that we file with or furnish to the SEC.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of the Company and its subsidiaries.

Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. We incur significant costs related to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.

The material statutory and regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to us and our subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.

Bank and Bank Holding Company Regulation

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund ("DIF") up to applicable legal limits. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking (the “TDB”) and the FDIC.

Any entity that directly or indirectly controls a bank must be approved to become a bank holding company by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a bank holding company, we are subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the TDB.

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
•Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure, but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.
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
•Deposit insurance. The Dodd-Frank Act made permanent the general $250 thousand deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s DIF will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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
•Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Allegiance. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (2) enhances independence requirements for compensation committee members, (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”) allowing us to not to seek a non-binding advisory vote on executive compensation.

The requirements of the Dodd-Frank Act are in the process of being implemented and many of the requirements remain subject to regulations implemented over the course of several years. Given the uncertainty associated with the new federal administration, the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations as well as the full extent of the impact such requirements will have on our operations, is unclear. Further, the President of the United States issued an executive order on February 3, 2017, identifying "core principles" for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, in June and October of 2017, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, capital markets and asset management and insurance industries.

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither Allegiance nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

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

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval control of any other bank or bank holding company or all or substantially all the assets thereof; or more than 5% of the voting shares of a bank or bank holding company that is not already a subsidiary.

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

In 1988, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, (“Basel Committee”), adopted a capital accord, known as Basel I, which established the framework for risk-based capital guidelines implemented by the U.S. federal bank regulators. Basel II was issued by the Basel Committee in November 2005, and in 2010, the Basel Committee implemented the revised framework for strengthening international capital and liquidity, referred to as Basel III.

In July 2013, the federal banking agencies published final capital rules (“Basel III Capital Rules”) effective January 1, 2015 that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to implement, in part, Basel III agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Company and the Bank. In broad terms, the Basel III Capital Rules increased the required quality and quantity of the capital base, reduced the range of instruments that count as capital and increased the risk-weighted asset assessment for certain types of activities.

Among other things, the Basel III Capital Rules impact regulatory capital ratios of banking organizations in the following manner, when fully phased in on January 1, 2019: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

Under the Basel III Capital Rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. For banking organizations with less than $15 billion in total assets, existing trust preferred securities and cumulative perpetual preferred stock continue to be included in regulatory capital while other instruments are disallowed. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

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

In October 2017, the federal bank regulatory agencies issued a notice of proposed rulemaking on simplifications to the final rules (the "simplifications NPR"), a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as Allegiance and the Bank, would apply a simpler regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions and capital issued by a consolidated subsidiary of a banking organization and held by third parties. In anticipation of issuing the simplifications NPR that would include changes to the regulatory capital treatment discussed above, in August 2017, the federal bank regulatory agencies issued a notice of proposed rulemaking that would extend the current transition provisions for these items for non-advanced approach banking organizations (the “transitions NPR”). The transitions NPR was intended solely to stay the phase-in of certain elements of the capital rules in light of goals stated in the Economic Growth and Regulatory Paperwork Reduction Act report to Congress in March 2017 and in contemplation of the simplifications NPR. In November 2017, the agencies published the final rule adopting the proposals set forth in the transitions NPR thereby extending the regulatory capital treatment that was applicable during 2017 for these items for non-advanced approach banking organizations into 2018 while the simplifications NPR is pending.

In December 2017, the Basel Committee published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the federal bank regulatory agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Company.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2017, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends and Distributions

As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and Basel III capital requirements impose additional restrictions on the ability of banking institutions to pay dividends.

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

In addition, the FDIA prohibits an insured depository institution from offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for mergers and acquisitions. The regulatory authorities have imposed cease and desist orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

Incentive Compensation Guidance

In July 2010, the federal banking agencies issued guidance on incentive compensation policies that applies to all banking organizations supervised by the agencies, including Allegiance and the Bank. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Section 956 of the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. The federal bank regulatory agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing guidance to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that we believe affect our business and an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect the Company and our business. If any of the risks described in this Annual Report on Form 10-K were to occur, our financial condition, results of operations and cash flows could be materially and adversely affected. In such an event, the value of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business

Our business concentration in Texas, specifically in the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.

We conduct our operations almost exclusively in the Houston metropolitan area. As of December 31, 2017, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston metropolitan area, and the substantial majority of our secured loans were secured by collateral located in the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston metropolitan area are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued low oil or gas prices could have a material adverse impact on our business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects the Houston metropolitan area or Texas more generally, or our existing borrowers, prospective borrowers or property values in the Company’s market area may affect our profitability more significantly and more adversely than those of our competitors with operations that are less geographically concentrated in the same area.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

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

We are dependent on our executive officers and other key individuals to continue the implementation of our long-term business strategy and the loss of one or more of these key individuals could curtail our growth and adversely affect our business, financial condition, results of operations and prospects.

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team, including our Chairman and Chief Executive Officer, George Martinez, and our President, Steven F. Retzloff. Successful implementation of our business strategy is also dependent in part on the continued service of our bank office presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of our officers in the Houston metropolitan area are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy not to have employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by an acquired bank, to a competitor or otherwise, the Company may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. The Company may face difficulties in recruiting and retaining lenders and other personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

A key piece of our strategic growth plan involves decision-making authority at the bank office level, and our business, financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to bank office presidents and their banking teams based on their level of experience. Additionally, all loan relationships in excess of internal specified maximums are reviewed by the Bank’s Senior Loan Committee, comprised of senior management of the Bank, or the Bank’s Board of Directors, as the case may be. Our local lenders may not follow our internal procedures or otherwise act in our best interests with respect to our decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Company has acquired two financial institutions and intends to continue to pursue a strategy that includes future acquisitions. An acquisition strategy involves significant risks, including the following:

•	discovering proper candidates for acquisition;

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

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

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions of financial institutions involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. Acquisitions of financial institutions are also subject to regulatory approvals that can result in delays, in some cases, for a lengthy period of time. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that it acquires or effectively eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the goodwill that the Company currently maintains or may recognize in connection with future transactions may be subject to impairment in future periods.

Challenging market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are a business operating in the challenging and uncertain financial services environment. The success of our business and operations is sensitive to general business and economic conditions in the U.S. and locally in our industry and market. If the U.S. economy weakens and a lack of growth in population, income levels, deposits and business investment in our local market occurs, our growth and profitability from our lending, deposit and asset management services could be constrained. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. The Company has direct exposure to the residential and commercial real estate market in Texas, particularly in the Houston metropolitan area, and could be affected by these events.

Uncertain market and economic conditions can make our ability to assess the creditworthiness of customers and estimate the losses in our loan portfolio more complex. Another national economic recession or continued deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may rise:

•	nonperforming assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral securing our loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.

Low or volatile oil and gas prices could have an adverse impact on economic conditions in the U.S. generally and in the Houston metropolitan area specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of low oil and gas prices, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

The Company focuses our business development and marketing strategy primarily on small to medium-sized businesses, which the Company categorizes as commercial borrowing relationships of less than $5 million of exposure. The Company had loans totaling approximately $1.6 billion to small to medium-sized businesses, or 70.5%, of our total loans, as of December 31, 2017 and $1.34 billion, or 70.6%, of our total loans as of December 31, 2016. Small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and our ability to repay our loan. If general economic conditions negatively impact the Houston metropolitan area or Texas and small to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings may be affected.

The allowance for loan losses is a valuation allowance for probable incurred loan losses. The Company establishes our allowance for loan losses and maintains it at a level management considers adequate to absorb probable incurred loan losses in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. Our allowance for loan losses consists of a general component based upon probable incurred but unidentified losses in the portfolio and a specific component based on individual loans that are considered impaired. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.

As of December 31, 2017, our allowance for loan losses was $23.6 million, which represents 1.04% of our total loans and 177.44% of our total nonperforming loans. As of December 31, 2016, our allowance for loan losses was $17.9 million, which represented 0.95% of our total loans and 107.26% of our total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that are not yet effective) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, which includes an estimate of loan losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, it will incur losses associated with the acquired loans.

As a significant percentage of our loan portfolio is comprised of real estate loans, an adverse change in the economic conditions of the real estate market where the Company operates could affect real estate values and may result in losses to our business.

As of December 31, 2017, $1.73 billion, or 76.4%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.

Our commercial real estate and construction, land development and other land loan portfolios expose it to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2017, $1.08 billion, or 47.5%, of our total loans was comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $243.4 million, or 10.7%, of our total loans was comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require the Company to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

Real estate construction, land development and other similar land loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to our completion. These risks include:

•	the viability of the contractor:

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within our estimates; and

•	concentration of such loans with a single contractor and our affiliates.

Real estate construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, it may be unable to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2017, $457.1 million, or 20.1%, of our total loans was comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect our business, financial condition and results of operations.

A lack of liquidity could adversely affect our operations and jeopardize its business, financial condition and results of operations.

Liquidity is essential to our business. The Company relies on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that the Company has adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank (the “FHLB”) and our ability to raise brokered deposits. The Company also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to the Company, could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the economy of the Houston metropolitan area or by one or more adverse regulatory actions against the Company.

As of December 31, 2017, $769.6 million, or 34.8%, of our deposits consisted of interest-bearing demand deposits and money market and savings accounts. Based on our experience, the Company believes that our deposit accounts are relatively stable sources of funds. If the Company increases interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in interest rates may adversely impact our earnings and capital levels and overall results of operations.

Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income the Company earns on loans, investments and other interest-earning assets, and the interest expense the Company pays on deposits, borrowings and other interest-bearing liabilities. Therefore, any change in general market interest rates, such as a change in the monetary policy of the Federal Reserve or otherwise, can have a significant effect on our net interest income. The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, adversely affect the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on our loan and mortgage backed securities portfolio and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including various governmental and regulatory monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Adverse changes in the Federal Reserve interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect the Company. The Company may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. The Company also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings, capital levels and overall results.

The Company could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2017, the amortized cost of our securities portfolio was $309.1 million, which represented 10.8% of total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, the Company may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

If the goodwill that the Company has recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $39.4 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

The Company faces strong competition to attract and retain customers from other companies that offer banking services, which could impact our business by preventing it from obtaining customers and adversely affecting our future growth and profitability.

The Company conducts our operations almost exclusively in the Houston metropolitan area. Many of our competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, it may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to our competitors;

•	customer satisfaction with our level of service;

•	the ability to expand our market position; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could adversely affect our business, financial condition and results of operations.

Our market is susceptible to weather events and other catastrophes that could have an adverse impact on our market's economy, our operations or our customers, any of which could have a negative effect on us.

Our business is generated primarily from the Houston metropolitan area, which is susceptible to damage by hurricanes, tornadoes, floods, droughts and other natural disasters and adverse weather.  These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economy in which we operate. In August 2017, our market area experienced catastrophic flooding and unprecedented storm damage due to Hurricane Harvey. The effect of Hurricane Harvey, and other catastrophic weather events if they were to occur, could have a materially adverse impact on our financial condition, results of operations and business, as well as potentially increase our exposure to credit losses and liquidity risks. If our market experiences an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses within our loan portfolio may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and increased loan losses that could have an adverse effect on our business, financial condition and results of operations.

Negative public opinion regarding the Company or failure to maintain our reputation in the community that the Company serves could adversely affect our business and prevent it from growing our business.

As a community bank, our reputation within the community it serves is critical to our success. The Company has set itself apart from our competitors by building strong personal and professional relationships with our customers and by our management and employees being active members of the communities the Company serves. As such, the Company strives to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities it serves and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, the Company may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose the Company to litigation and regulatory action as the Company seeks to implement our growth strategy. While the Company actively works to minimize reputation risk in dealing with our customers, this risk will always be present given the nature of our business.

If the Company fails to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to accurately report our financial results or prevent fraud.

Ensuring that the Company has adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that the Company can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be re-evaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.
If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. The Company could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. Employee errors and employee or customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect the Company from material losses associated with these risks including losses resulting from any associated business interruption. However, if our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, when the Company originates loans, it relies upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, the Company generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of the Company to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

The Company has a continuing need for technological change, and it may not have the resources to effectively implement new technology, or the Company may experience operational challenges when implementing new technology.

The financial services industry is changing rapidly, and to remain competitive, the Company must continue to enhance and improve the functionality and features of its products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. The Company may experience operational challenges as it implements these new technology enhancements or products, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner. We intend to convert our core technology platform in 2018. Complications during the conversion could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis systems that will enable us to keep pace with such developments. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty or terminate their services.

The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, our online banking services, deposit processing and other processing services. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company were able to replace third-party service providers, it may be at a higher cost to the Company, which could adversely affect our business, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (a) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (b) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to "opt out" of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (c) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

Security breaches at third parties may adversely affect our business.

Our customers interact with their own and other third-party systems, which pose operational risks to us. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of customers’ debit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond our control, the Company provides certain protections against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes us to significant expenses and potential losses related to reimbursing our customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, our business, financial condition and results of operations may be adversely affected.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may acquire real estate in connection with our growth efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. Furthermore, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Industry and Regulation

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles or changes in any of them.

As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC's DIF and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts to comply or reflects a difference in interpretation, could subject the Company to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If the Company becomes subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

The Company may be unable to identify and consummate our new activities and expansion plans and successfully implement our growth strategy, which will require regulatory approvals, and failure to obtain them may restrict our growth.

The Company intends to continue to grow our business through strategic acquisitions of financial institutions coupled with organic growth. Generally, the Company must receive state and federal regulatory approval before it can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, liquidity, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and our record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. The Company may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to the Company or, if acceptable to the Company, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, the Company plans to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

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

The Company provides banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2017, our deposits from foreign nationals, primarily residents of Guatemala, accounted for less than 6% of our total deposits.

In order to comply with regulations, guidelines and examination procedures in this area, the Company has dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, the Company could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to numerous federal and state lending laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties.

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

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect our earnings.

As a result of historical economic conditions and the enactment of the Dodd-Frank Act, the FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. At least semi-annually, the FDIC updates our loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the DIF to meet our funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, the Company may be required to pay FDIC premiums higher than current levels. Our regulatory assessments and FDIC insurance costs were $2.3 million compared with $1.6 million for the years ended December 31, 2017 and 2016, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

A bank holding company is required to act as a source of financial and managerial strength to our subsidiary banks and to commit resources to support our subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Company cannot determine the effects of such policies on it at this time, such policies could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of Allegiance's common stock could fluctuate substantially due to a variety of factors, many of which are beyond the Company’s control, including, but not limited to:

•	general economic conditions and overall market fluctuations;

•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	operating and stock price performance of other companies that investors deem comparable to ours;

•	the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;

•	announcements by the Company or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	the public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in financial estimates and recommendations by securities analysts following Allegiance's stock, or the failure of securities analysts to cover Allegiance's common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the trading volume of Allegiance's common stock;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•
changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	future sales of Allegiance's common stock by the Company, directors, executives and significant shareholders.

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of Allegiance's common stock and cause the value of an investment in Allegiance's common stock to decline. In addition, the stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of Allegiance's common stock over the short, medium or long term, regardless of our actual performance. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If the Company were to be involved in a class action lawsuit, the Company could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, Allegiance faces increased legal, accounting, administrative and other costs and expenses that the Company did not incur as a private company, particularly after Allegiance is no longer an emerging growth company. As a public company, Allegiance is required to:

•	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;

•	expand the roles and duties of Allegiance's Board of Directors and committees thereof;

•	maintain an internal audit function;

•	institute more comprehensive financial reporting and disclosure compliance procedures;

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance Allegiance's investor relations function;

•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

•	retain additional personnel;

•	comply with The NASDAQ Stock Market listing standards; and

•	comply with the Sarbanes-Oxley Act.

Allegiance expects these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly relative to when Allegiance was not a public company. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs may require the Company to divert a significant amount of money that it could otherwise use to expand our business and achieve ourstrategic objectives.

Allegiance may issue shares of preferred stock in the future, which could make it difficult for another company to acquire it or could otherwise adversely affect the rights of the holders of Allegiance's common stock, which could depress the price of our common stock.

Allegiance's amended and restated certificate of formation authorizes it to issue up to 1,000,000 shares of one or more series of preferred stock. Allegiance's Board of Directors, in our sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by Allegiance's shareholders. Allegiance's preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of Allegiance's common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discouraging bids for Allegiance's common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of Allegiance's common stock.

Allegiance currently has no plans to pay dividends on our common stock, so holders of Allegiance's common stock may not receive funds without selling their common stock.

The Company has not paid dividends on our common stock in the past, and does not anticipate paying any dividends on Allegiance's common stock in the foreseeable future. Allegiance's ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. In addition, Allegiance's existing credit agreement restricts our ability to pay dividends.

Allegiance is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Allegiance's ability to satisfy our obligations.

Allegiance's primary tangible asset is the Bank. As such, Allegiance depends upon the Bank for cash distributions (through dividends on the Bank’s stock) that Allegiance uses to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to Allegiance. If the Bank is unable to pay dividends to Allegiance, it will not be able to satisfy our obligations. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

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

Allegiance's amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the Board of Directors to issue shares of our preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of Allegiance's preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest in Allegiance. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.

In addition, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Furthermore, Allegiance's amended and restated certificate of formation provides that the state and federal courts located in Harris County, Texas, the county in which the City of Houston lies, will be the exclusive forum for: (a) any derivative action or proceeding brought on Allegiance's behalf; (b) any action asserting a breach of fiduciary duty; (c) any action asserting a claim against the Company arising pursuant to the Texas Business Organizations Code, Allegiance's certificate of formation, or Allegiance's bylaws; or (d) any action asserting a claim against Allegiance that is governed by the internal affairs doctrine. Shareholders of Allegiance are deemed to have notice of and have consented to the provisions of Allegiance's amended and restated certificate of formation related to choice of forum. The choice of forum provision in Allegiance's amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with Allegiance. Alternatively, if a court were to find the choice of forum provision contained in Allegiance's amended and restated certificate of formation to be inapplicable or unenforceable in an action, Allegiance may incur additional costs associated with resolving such action in other jurisdictions, which could harm Allegiance's business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2017, we had 16 full-service branches located in the Houston metropolitan area and one loan production office.

The following table sets forth a list of our principal executive office, Allegiance Bank branch locations and our loan production office:

Office	Location	Own or Lease	Square Feet
290 Office	13100 Northwest Freeway, Suite 100	Lease	11,312
	Houston, Texas 77040

Bellaire Office	5410 Bellaire Blvd.	Lease	6,238
	Bellaire, Texas 77401

Brookshire Office	550 FM 1489	Own	4,000
	Brookshire, Texas 77423

Clear Lake Office	2200 NASA Road One	Lease	7,998
	Houston, Texas 77058

Eldridge Office	2401 Eldridge Parkway South	Own	4,530
	Houston, Texas 77077

Galleria Office	1455 West Loop South, Suite 150	Lease	4,864
	Houston, Texas 77027

Gulf Freeway Office	7125 Gulf Freeway	Own	4,900
	Houston, Texas 77087

Heights Office	2222 North Durham	Own	4,666
	Houston, Texas 77008

Katy Office	520 Westgreen Blvd.	Own	4,811
	Katy, Texas 77450

Katy-Pin Oak Office	722 Pin Oak Road	Lease	5,102
	Katy, Texas 77494

Kirby Office	3963 Kirby Drive	Lease	6,932
	Houston, Texas 77098

Palm Center Loan Production Office	5330 Griggs Road, Suite A101	Lease	231
	Houston, Texas 77021

Memorial Spring Branch Office	8800 Katy Freeway, Suite 110	Lease	8,348
	Houston, Texas 77024

North Loop Office	1405 North Loop West	Own	6,000
	Houston, Texas 77008

Town & Country Office	650 W. Bough Lane, Suite 140	Lease	2,791
	Houston, Texas 77024

West Belt Office	8727 W. Sam Houston Parkway N.	Lease	22,412
	Houston, Texas 77040

Allegiance Corporate Office	8847 W. Sam Houston Parkway N., Suite 200	Lease	15,248
	Houston, Texas 77040

Woodway West Office	6363 Woodway	Lease	6,123
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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of March 7, 2018, there were 13,284,655 shares outstanding and 502 shareholders of record of Allegiance's common stock.The closing price per share of common stock on December 29, 2017, the last trading day of the year, was $37.65.

The following table presents the high and low intraday sales prices for Allegiance's common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter Ending March 31, 2018 (through March 7, 2018)	$41.45	$36.50

Quarter Ended December 31, 2017	$40.53	$36.10
Quarter Ended September 30, 2017	$39.90	$31.75
Quarter Ended June 30, 2017	$40.45	$36.05
Quarter Ended March 31, 2017	$39.41	$31.20

Quarter Ended December 31, 2016	$37.00	$25.16
Quarter Ended September 30, 2016	$28.98	$23.10
Quarter Ended June 30, 2016	$25.49	$17.99
Quarter Ended March 31, 2016	$23.49	$14.38

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	774,748	$19.94	633,166
Equity compensation plans not approved by security holders	—	—	—
Total	774,748		633,166

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The performance graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of Allegiance's common stock on the NASDAQ Global Market) to December 31, 2017, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in Allegiance's common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.
*$100 invested on 10/8/15 in Allegiance's common stock or 9/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

	October 8, 2015	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017	December 31, 2017
Allegiance Bancshares, Inc.	$100.00	$102.29	$107.61	$156.36	$165.66	$162.85
S&P 500	100.00	107.04	111.15	119.84	131.04	146.01
NASDAQ Bank	100.00	103.37	99.95	141.72	138.82	149.18

(Copyright © 2018 Standard & Poor's, a division of S&P Global. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2014 and 2013 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2017	2016(1)	2015(2)	2014	2013(3)
	(Dollars in thousands, except per share amounts)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$182,103	$142,098	$148,431	$167,540	$213,076
Available for sale securities	309,615	316,455	165,097	84,962	87,007
Loans held for sale	—	—	27,887	—	—
Loans held for investment	2,270,876	1,891,635	1,653,165	1,002,054	836,694
Allowance for loan losses	23,649	17,911	13,098	8,246	6,655
Goodwill and intangible assets, net	42,663	43,444	44,619	12,891	13,044
Total assets	2,860,231	2,450,948	2,084,579	1,280,008	1,164,759
Noninterest-bearing deposits	683,110	593,751	620,320	373,795	325,410
Interest-bearing deposits	1,530,864	1,276,432	1,138,813	759,889	719,921
Total deposits	2,213,974	1,870,183	1,759,133	1,133,684	1,045,331
Total shareholders’ equity	306,865	279,817	258,490	131,778	109,736
Total common shareholders' equity	306,865	279,817	258,490	131,778	109,736

Selected Income Statement Data:
Net interest income	$103,668	$89,864	$80,166	$46,834	$33,891
Provision for loan losses	13,188	5,469	5,792	2,150	240
Net interest income after provision for loan losses	90,480	84,395	74,374	44,684	33,651
Noninterest income	5,861	7,268	3,992	2,607	1,639
Noninterest expense	69,962	59,258	54,805	33,458	24,598
Net income before income taxes	26,379	32,405	23,561	13,833	10,692
Net income	17,632	22,851	15,786	9,005	6,839
Net income attributable to common shareholders(4)	17,632	22,851	15,227	9,005	6,839

Selected Per Share Data:
Earnings per common share, basic	$1.34	$1.78	$1.45	$1.29	$1.25
Earnings per common share, diluted	1.31	1.75	1.43	1.26	1.22
Book value per common share	23.20	21.59	20.17	17.62	15.78
Tangible book value per common share(5)	19.97	18.24	16.69	15.90	13.91
Weighted average common shares outstanding, basic	13,124,900	12,873,326	10,470,465	6,978,025	5,449,700
Weighted average common shares outstanding, diluted	13,457,718	13,073,932	10,654,003	7,142,377	5,621,042
Shares outstanding at end of period	13,226,826	12,958,341	12,812,985	7,477,309	6,953,125

	As of and for the Years Ended December 31,
	2017	2016(1)	2015(2)	2014	2013(3)
	(Dollars in thousands)
Selected Performance Metrics:
Return on average assets(6)	0.65%	0.98%	0.81%	0.75%	0.78%
Return on average common equity(6)	5.92%	8.36%	7.43%	7.73%	9.02%
Return on average tangible common equity(5)(6)	6.93%	9.96%	9.52%	8.70%	9.22%
Tax equivalent net interest margin(6)(7)	4.34%	4.37%	4.68%	4.31%	4.19%
Efficiency ratio(8)	63.89%	62.34%	65.27%	67.79%	69.23%
Loans to deposits ratio	102.57%	101.15%	95.56%	88.39%	80.04%
Noninterest expense to average assets(6)	2.59%	2.53%	2.83%	2.80%	2.82%

Selected Credit Quality Ratios:
Nonperforming assets to total assets(9)	0.49%	0.75%	0.25%	0.25%	0.25%
Nonperforming loans to total loans(10)	0.59%	0.88%	0.31%	0.32%	0.31%
Allowance for loan losses to nonperforming loans(10)	177.44%	107.26%	252.66%	258.98%	258.75%
Allowance for loan losses to total loans	1.04%	0.95%	0.78%	0.82%	0.80%
Provision for loan losses to average loans(6)	0.63%	0.31%	0.38%	0.23%	0.04%
Net charge-offs to average loans(6)	0.36%	0.04%	0.06%	0.06%	0.02%

Capital Ratios:
Common equity Tier 1 capital ratio	10.54%	11.30%	11.72%	N/A	N/A
Leverage capital ratio	9.84%	10.35%	11.02%	9.55%	9.61%
Tier 1 risk-based capital	10.92%	11.73%	12.21%	11.96%	11.60%
Total risk-based capital	13.43%	12.57%	12.92%	12.80%	12.39%
Total equity to total assets	10.73%	11.42%	12.40%	10.30%	9.42%
Tangible common equity to tangible assets(5)	9.38%	9.82%	10.48%	9.38%	8.40%

(1)	We completed the sale of two acquired F&M Bancshares branches during the first quarter of 2016.

(2)	We completed the acquisition of F&M Bancshares on January 1, 2015.

(3)	We completed the acquisition of Independence Bank, National Association on November 16, 2013.

(4)
On January 1, 2015, we issued shares of Series A and Series B preferred stock, in connection with the acquisition of F&M Bancshares, which had preferred stock outstanding pursuant to the U.S. Treasury’s Troubled Asset Relief Program. We paid $559 thousand in preferred dividends during 2015. On July 15, 2015, we redeemed all of the outstanding shares of Series A and Series B preferred stock with cash on hand for an aggregate redemption price of $11.7 million (which is the sum of the liquidation amount plus accrued and unpaid dividends up to, but excluding, the redemption date).

(5)
This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures presented in the foregoing selected financial information to their most directly comparable GAAP financial measures under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

(6)
Except as otherwise indicated in this footnote, we calculate our average assets and average common equity for a period by dividing the sum of total assets or total common shareholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We calculate return on average assets by dividing net income for that period by average assets. We calculate return on average common equity for a period by dividing net income attributable to common shareholders for that period by average common equity and average tangible common equity, as the case may be, for that period.

(7)	Net interest margin represents net interest income divided by average interest-earning assets.

(8)
Efficiency ratio represents total noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation.

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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;

•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;

•	risks associated with negative public perception of the Company;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	our ability to comply with privacy laws and properly safeguard personal, confidential or proprietary information;

•	risks associated with data processing system failures and errors;

•	potential risk of environmental liability related to owning or foreclosing on real property;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

Overview

We generate most of our income from interest income on loans, service charges on customer accounts and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Our net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds, referred to as a “rate change.” Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

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

In addition to the impact of the acquisition of F&M Bancshares, the comparability of our consolidated results of operations for the years ended December 31, 2014 and 2013 may be affected by our acquisition of Independence Bank, National Association (“Independence”) during the fourth quarter of 2013. The results of the acquired operations of Independence were included in our results of operations for only a portion of 2013, as compared to the full years 2014, 2015, 2016 and 2017.

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

Our purchased credit impaired loans have generally been de minimis and comprised less than 0.01% of our loan portfolio at December 31, 2017. Historically, purchased credit impaired loans have been placed on nonaccrual status and reported as such until we were able to reasonably estimate the timing and amount of future expected cash flows. Income associated with purchased credit impaired loans for 2017 and prior periods has been immaterial.

All loans not otherwise classified as purchased credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan. When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either the loan is (1) renewed or (2) substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates principal losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition. At December 31, 2017, we had $133.2 million in acquired loans that had not been renewed or substantially modified which is net of an unaccreted discount of $207 thousand or 0.16%.

Accrued Interest Receivable

Accrued interest receivable represents the amount of interest income on loans that we have earned but the customer has yet to pay. At December 31, 2017, the balance of accrued interest receivable increased $3.2 million compared to December 31, 2016. This increase was primarily due to interest payment deferrals for a period of 90 days that we granted to our borrowers in good standing impacted by Hurricane Harvey to help relieve those customers from a financial burden in addition to loan growth over the prior year-end.

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

Recently Issued Accounting Pronouncements

We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will have a material impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1 of the Company’s audited consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Results of Operations

Net income attributable to common shareholders was $17.6 million, or $1.31 per diluted common share, for the year ended December 31, 2017 compared with $22.9 million, or $1.75 per diluted common share, for the year ended December 31, 2016, a decrease of $5.2 million, or 22.8%. The decrease in net income was primarily the result of a $7.7 million increase in the provision for loan losses and a $10.7 million increase in noninterest expense partly offset by a $13.8 million increase in net interest income. Net income attributable to common shareholders increased $7.6 million, or 50.1%, for the year ended December 31, 2016 compared with $15.2 million, or $1.43 per diluted common share, for the year ended December 31, 2015. Returns on average common equity were 5.92%, 8.36% and 7.43%, returns on average assets were 0.65%, 0.98% and 0.81% and efficiency ratios were 63.89%, 62.34% and 65.27% for the years ended December 31, 2017, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches in 2016). Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 95.0% of total revenue during 2017. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through most of 2016. In December 2016, the prime rate increased 25 basis points to end the year at 3.75%. During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at to 4.50%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2017, the one-month and three-month U.S. dollar LIBOR rates were 1.57% and 1.69%, respectively, while at December 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.77% and 1.00%, respectively.

The effective federal funds rate, which is the cost to immediately borrow available overnight funds, remained at zero to 0.25% during most of 2015. In December 2015, the effective federal funds rate increased 25 basis points to 0.50% and remained at that level through most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to end the year at 0.75%. During 2017, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%.

Year ended December 31, 2017 compared with the year ended December 31, 2016. Net interest income before the provision for loan losses for the year ended December 31, 2017 was $103.7 million compared with $89.9 million for the year ended December 31, 2016, an increase of $13.8 million, or 15.4%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $343.6 million, or 16.3%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase in our average interest-earning assets during the year ended December 31, 2017 as compared to the year ended 2016 was primarily due to organic loan growth.

Interest income was $119.4 million for the year ended December 31, 2017, an increase of $18.7 million, or 18.5%, compared with the year ended December 31, 2016 primarily due to an increase of $17.0 million of interest income and fees on loans during the year ended December 31, 2017 compared to the same period in 2016 as a result of the increase in average loans outstanding of $326.1 million for the same period. The increase in interest income during the years ended December 31, 2017 and 2016, included acquisition accounting loan discount accretion of $632 thousand and $1.4 million, respectively.

Interest expense was $15.8 million for the year ended December 31, 2017, an increase of $4.9 million, or 44.5%, compared with the year ended December 31, 2016. This increase was primarily due to an increase in average interest-bearing liabilities and an increase in the funding costs on interest-bearing liabilities. Average interest-bearing liabilities increased $285.7 million, or 19.9%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase in average-bearing liabilities was primarily due to the increase in average interest-bearing deposits of $223.3 million and the increase in average borrowed funds of $60.3 million during the year ended December 31, 2017. The significant increase in interest-bearing deposits for the year ended December 31, 2017 compared to the year ended December 31, 2016 was impacted by the increase in average certificates and other time deposits of $100.0 million, or 15.4%.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2017 was 4.34%, a decrease of 3 basis points compared to 4.37% for the year ended December 31, 2016. The decrease in the net interest margin on a tax equivalent basis was primarily due to an increase in funding costs on certificates of deposit and other borrowed funds and a decrease in the impact of net acquisition accounting adjustments. The average yield on interest earning assets and the average rate paid on interest-bearing liabilities increased during 2017. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. The impact of net acquisition accounting adjustments of $527 thousand and $1.5 million on the tax equivalent net interest margin was an increase of 2 basis points and 7 basis points for the years ended December 31, 2017 and 2016, respectively.Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The tax equivalent yields and net interest margin during the comparable periods are presented based upon a tax rate of 35%. Beginning January 1, 2018, tax equivalent yields and the net interest margin will be based upon a tax rate of 21% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

Year ended December 31, 2016 compared with the year ended December 31, 2015. Net interest income before the provision for loan losses for the year ended December 31, 2016 was $89.9 million compared with $80.2 million for the year ended December 31, 2015, an increase of $9.7 million, or 12.1%. The increase in net interest income was primarily due to the increase in average interest-earning assets of $378.0 million or 21.8% for the year ended December 31, 2016 compared with the year ended December 31, 2015. The increase in our average interest-earning assets during the year ended December 31, 2016 as compared to the year ended 2015 was primarily due to organic loan growth and an increase in the size of our securities portfolio.

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

Interest expense was $10.9 million for the year ended December 31, 2016, an increase of $2.3 million, or 26.3%, compared with the year ended December 31, 2015. This increase was primarily due to an increase in average interest-bearing liabilities of $272.3 million for the year ended December 31, 2016 compared with the year ended December 31, 2015. The increase in average interest-bearing liabilities was primarily due to the increase in average interest-bearing deposits of $129.1 million and the increase in average borrowed funds of $108.1 million during the year ended December 31, 2016 as we entered into $200.0 million of long-term FHLB borrowings during the second quarter of 2016. In October 2015, we paid down $27.5 million on the credit agreement with a portion of the proceeds from the initial public offering. The most significant increase in interest-bearing deposits for the year ended

December 31, 2016 compared to the year end December 31, 2015 was impacted by the increase in average certificates and other time deposits of $88.8 million, or 15.9%.

Tax equivalent net interest margin for the year ended December 31, 2016 was 4.37%, a decrease of 31 basis points compared to 4.68% for the year ended December 31, 2015. The decrease in the net interest margin on a tax equivalent basis was primarily due to the increase in securities as a percentage of interest-earning assets, an increase in funding costs on interest-bearing liabilities and a decrease in the impact of net acquisition accounting adjustments. The impact of net acquisition accounting adjustments of $1.5 million and $4.0 million on the tax equivalent net interest margin was an increase of 7 basis points and 24 basis points for the years ended December 31, 2016 and 2015, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$2,081,370	$110,331	5.30%	$1,755,319	$93,356	5.32%	$1,525,325	$85,443	5.60%
Securities	324,926	8,445	2.60%	270,789	6,851	2.53%	136,277	3,124	2.29%
Deposits in other financial institutions	50,917	662	1.30%	87,485	571	0.65%	73,995	239	0.32%
Total interest-earning assets	2,457,213	$119,438	4.86%	2,113,593	$100,778	4.77%	1,735,597	$88,806	5.12%
Allowance for loan losses	(20,536)			(15,200)			(10,004)
Noninterest-earning assets	262,549			240,202			211,419
Total assets	$2,699,226			$2,338,595			$1,937,012

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$156,527	$597	0.38%	$104,212	$334	0.32%	$100,139	$163	0.16%
Money market and savings deposits	536,415	2,562	0.48%	465,403	2,103	0.45%	429,153	1,838	0.43%
Certificates and other time deposits	748,086	9,060	1.21%	648,075	7,044	1.09%	559,247	5,272	0.94%
Borrowed funds	269,633	2,922	1.08%	209,379	945	0.45%	66,343	789	1.19%
Subordinated debt	11,208	629	5.61%	9,138	488	5.34%	9,004	578	6.42%
Total interest-bearing liabilities	1,721,869	$15,770	0.92%	1,436,207	$10,914	0.76%	1,163,886	$8,640	0.74%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	672,101			620,701			554,704
Other liabilities	7,629			8,476			7,316
Total liabilities	2,401,599			2,065,384			1,725,906
	297,627			273,211			211,106
Total liabilities and shareholders' equity	$2,699,226			$2,338,595			$1,937,012

Net interest rate spread			3.94%			4.01%			4.38%

Net interest income and margin(2)		$103,668	4.22%		$89,864	4.25%		$80,166	4.62%

Net interest income and margin (tax equivalent)(3)		$106,669	4.34%		$92,330	4.37%		$81,156	4.68%

(1)	Includes loans held for sale.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2017 vs. 2016				2016 vs. 2015
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Volume	Rate	Number of Days	Total	Volume	Rate	Number of Days	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$17,294	$(64)	$(255)	$16,975	$12,919	$(5,239)	$234	$7,914
Securities	1,387	226	(19)	1,594	3,075	643	9	3,727
Deposits in other financial institutions	(237)	330	(2)	91	44	287	1	332
Total increase (decrease) in interest income	18,444	492	(276)	18,660	16,038	(4,309)	244	11,973

Interest-Bearing liabilities:
Interest-bearing demand deposits	169	95	(1)	263	13	(3)	1	11
Money market and savings deposits	327	138	(6)	459	149	110	5	264
Certificates and other time deposits	1,106	929	(19)	2,016	812	1,108	14	1,934
Borrowed funds	275	1,705	(3)	1,977	3,484	(3,330)	2	156
Subordinated debt	112	30	(1)	141	9	(101)	2	(90)
Total increase (decrease) in interest expense	1,989	2,897	(30)	4,856	4,467	(2,216)	24	2,275
Total increase (decrease) in net interest income	$16,455	$(2,405)	$(246)	$13,804	$11,571	$(2,093)	$220	$9,698

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2017 and December 31, 2016 was $23.6 million and $17.9 million, respectively, representing 1.04% and 0.95% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $13.2 million provision for loan losses for the year ended December 31, 2017 compared with $5.5 million for the year ended December 31, 2016. The increase in the provision was primarily due to an increase in organic loan growth, net charge-offs of $7.5 million, estimated losses related to Hurricane Harvey and an increase of $702 thousand of allowance on impaired loans during the year ended December 31, 2017.

The provision for loan losses for the year ended December 31, 2016 was $5.5 million million compared with $5.8 million for the year ended December 31, 2015.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from our correspondent bank and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Year ended December 31, 2017 compared with the year ended December 31, 2016. Noninterest income totaled $5.9 million for the year ended December 31, 2017 compared to $7.3 million for the year ended December 31, 2016, a decrease of $1.4 million, or 19.4%. This decrease was primarily due to the $2.1 million gain, $1.3 million after-tax, on the sale of the two Central Texas branch locations completed during the first quarter 2016.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$685	$661	$24	$661	$703	$(42)
Service charges on deposit accounts	783	677	106	677	680	(3)
Gain on sale of branch assets	—	2,050	(2,050)	2,050	—	2,050
Gain (loss) on sale of securities	18	30	(12)	30	(37)	67
Gain (loss) on sale of other real estate	6	266	(260)	266	(5)	271
Gain on sale of loans	—	—	—	—	235	(235)
Bank owned life insurance income	585	626	(41)	626	604	22
Debit card and ATM card income	929	725	204	725	638	87
Rebate from correspondent bank	1,327	650	677	650	254	396
Other(1)	1,528	1,583	(55)	1,583	920	663
Total noninterest income	$5,861	$7,268	$(1,407)	$7,268	$3,992	$3,276

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Year ended December 31, 2017 compared with the year ended December 31, 2016. Noninterest expense was $70.0 million for the year ended December 31, 2017 compared to $59.3 million for the year ended December 31, 2016, an increase of $10.7 million, or 18.1%. This increase was primarily due to increased expenses related to the core technology conversion, professional fees, regulatory assessments and FDIC insurance and salaries and benefits related to supporting growth initiatives.

Year ended December 31, 2016 compared with the year ended December 31, 2015. Noninterest expense was $59.3 million for the year ended December 31, 2016 compared to $54.8 million for the year ended December 31, 2015, an increase of $4.5 million or 8.1%. This increase was primarily attributable to increases in salaries and benefits and professional fees related to supporting growth initiatives.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$44,745	$38,858	$5,887	$38,858	$35,324	$3,534
Net occupancy and equipment	5,452	4,944	508	4,944	4,826	118
Depreciation	1,637	1,627	10	1,627	1,614	13
Data processing and software amortization	4,047	2,633	1,414	2,633	3,044	(411)
Professional fees	2,926	2,234	692	2,234	1,671	563
Regulatory assessments and FDIC insurance	2,273	1,581	692	1,581	1,346	235
Core deposit intangibles amortization	781	785	(4)	785	830	(45)
Communications	983	1,055	(72)	1,055	1,290	(235)
Advertising	1,289	945	344	945	781	164
Other real estate expense	331	189	142	189	199	(10)
Printing and supplies	299	241	58	241	297	(56)
Other	5,199	4,166	1,033	4,166	3,583	583
Total noninterest expense	$69,962	$59,258	$10,704	$59,258	$54,805	$4,453

(1)	Total salaries and employee benefits includes $1.8 million, $1.5 million and $1.4 million in stock based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Salaries and Employee Benefits. Salaries and benefits were $44.7 million for the year ended December 31, 2017, an increase of $5.9 million, or 15.2%, compared to the year ended December 31, 2016. This increase was primarily attributable to the addition of high quality lenders and key personnel hired to strengthen our infrastructure to support our future growth plans. The total size of our workforce between these periods increased to 375 full-time equivalent employees at December 31, 2017 from 334 employees at December 31, 2016.

Salaries and benefits were $38.9 million for the year ended December 31, 2016, an increase of $3.5 million, or 10.0%, compared to the year ended December 31, 2015. This increase was primarily attributable to additional employees hired to support our growth over the past year.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $508 thousand, or 10.3%, for the year ended December 31, 2017 to $5.5 million compared to $4.9 million for the year ended December 31, 2016. This increase was primarily due to general business growth and the continued build-out needed to support our growth.

Net occupancy and equipment expenses were $4.9 million for the year ended December 31, 2016 compared to $4.8 million for the year ended December 31, 2015.

Data Processing and Software Amortization. Data processing and software amortization increased $1.4 million, or 53.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to expenses related to the upcoming conversion of our core technology platform to better serve our customers and increase efficiencies.

Data processing and software amortization decreased $411 thousand, or 13.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Professional Fees. Professional fees increased $692 thousand, or 31.0%, for the year ended December 31, 2017 to $2.9 million from $2.2 million for the year ended December 31, 2016 as we continued to focus on enhancing the operational infrastructure required to pursue our growth strategy.

Professional fees increased $563 thousand, or 33.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily attributable to consulting fees incurred to support our growth initiatives during the year.

Regulatory assessments and FDIC insurance. Regulatory assessments and FDIC insurance expense increased $692 thousand, or 43.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 and increased $235 thousand, or 17.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. These increases are primarily related to an increase in the assessment rate and an increase in assets.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.89% for the year ended December 31, 2017 compared with 62.34% for the year ended December 31, 2016.

Our efficiency ratio was 62.34% for the year ended December 31, 2016 compared with 65.27% for the year ended December 31, 2015. The efficiency ratio for 2015 was impacted by merger-related expenses of approximately $941 thousand related to the F&M Bancshares acquisition completed in 2015.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $807 thousand, or 8.4%, to $8.7 million for the year ended December 31, 2017 compared with $9.6 million for the same period in 2016 primarily due to a decrease in pre-tax net income. For the year ended December 31, 2016, income tax expense increased $1.8 million compared with $7.8 million for the year ended December 31, 2015. This increase in income tax expense year over year was primarily attributable to higher pre-tax net income.

The effective tax rates were 33.2%, 29.5% and 33.0% for the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017 partially offset by tax free income from the purchase of additional municipal securities and from cashless exercises of stock options by employees in 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax expense totaling $2.6 million. The effective tax rate decreased for the year ended December 31, 2016 compared to the same period in 2015 due to the increase in tax-exempt income from the purchase of additional municipal securities and from cashless exercises of stock options by employees.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations; however, such changes do not currently impact us.

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2017 and 2016. This information should be read in conjunction with our consolidated financial statements as of and for the fiscal years ended December 31, 2017 and 2016 appearing elsewhere in this Annual Report on Form 10-K.

	Interest	Net Interest	Net Income Attributable to Common	Earnings Per Share(1)
	Income	Income	Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2017
First quarter	$27,512	$24,128	$6,047	$0.46	$0.45
Second quarter	28,987	25,107	5,395	0.41	0.40
Third quarter	30,901	26,997	2,986	0.23	0.22
Fourth quarter	32,038	27,436	3,204	0.24	0.24

2016
First quarter	$23,451	$21,084	$6,355	$0.49	$0.49
Second quarter	24,527	21,949	5,254	0.41	0.40
Third quarter	26,319	23,409	5,471	0.42	0.42
Fourth quarter	26,481	23,422	5,771	0.45	0.44

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition

Loan Portfolio

At December 31, 2017, total loans were $2.27 billion, an increase of $379.2 million, or 20.0%, compared with December 31, 2016 primarily due to organic growth in our loan portfolio.

Total loans as a percentage of deposits were 102.6% and 101.1% as of December 31, 2017 and December 31, 2016, respectively. In 2017 and 2016, we grew our loan portfolio at a faster rate than we grew our deposits. Total loans as a percentage of assets were 79.4% and 77.2% as of December 31, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale(1)	$—	0.0%	$—	0.0%	$27,887	1.7%	$—	0.0%	$—	0.0%

Commercial and industrial	$457,129	20.1%	$416,752	22.0%	$383,044	22.7%	$242,034	24.2%	$227,382	27.2%
Mortgage warehouse	69,456	3.1%	67,038	3.5%	59,071	3.5%	28,329	2.8%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,080,247	47.5%	891,989	47.2%	745,595	44.4%	429,986	42.9%	401,048	47.9%
Commercial real estate construction and land development	243,389	10.7%	159,247	8.4%	154,646	9.2%	85,484	8.5%	71,633	8.6%
1-4 family residential (including home equity)	301,219	13.3%	246,987	13.1%	205,200	12.2%	135,127	13.5%	89,334	10.7%
Residential construction	109,116	4.8%	98,657	5.2%	93,848	5.6%	72,402	7.2%	38,891	4.6%
Consumer and other	10,320	0.5%	10,965	0.6%	11,761	0.7%	8,692	0.9%	8,406	1.0%
Total loans held for investment	2,270,876	100.0%	1,891,635	100.0%	1,653,165	98.3%	1,002,054	100.0%	836,694	100.0%
Total loans	2,270,876	100.0%	1,891,635	100.0%	1,681,052	100.0%	1,002,054	100.0%	836,694	100.0%
Allowance for Loan Losses	(23,649)		(17,911)		(13,098)		(8,246)		(6,655)
Loans, net	$2,247,227		$1,873,724		$1,667,954		$993,808		$830,039

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

Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies generally located in the Houston metropolitan area. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third-party loan review is performed on a semi-annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel and contained in our policies and procedures.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased $40.4 million, or 9.7%, to $457.1 million as of December 31, 2017 compared to $416.8 million as of December 31, 2016.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio increased $2.4 million, or 3.6%, to $69.5 million as of December 31, 2017 compared to $67.0 million as of December 31, 2016.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2017 and December 31, 2016, 51.4% and 53.5%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $188.3 million, or 21.1%, to $1.08 billion as of December 31, 2017 from $892.0 million as of December 31, 2016 as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $14.3 million, or 27.0%, to $67.2 million as of December 31, 2017 from $52.9 million as of December 31, 2016. We had 100 multi-family loans with an average loan size of $673 thousand as of December 31, 2017.

Our exposure to oil and gas and oil and gas-related customers is 3.1% of our total loan portfolio as of December 31, 2017. We defined these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 3.5% at December 31, 2017. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. As of December 31, 2017 and December 31, 2016, 26.4% and 16.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development land loans increased $84.1 million, or 52.8%, to $243.4 million as of December 31, 2017 compared to $159.2 million as of December 31, 2016 primarily as a result of organic loan growth.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $54.2 million, or 22.0%, to $301.2 million as of December 31, 2017 from $247.0 million as of December 31, 2016. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $9.5 million, or 27.6%, to $43.8 million as of December 31, 2017 from $34.3 million as of December 31, 2016. These increases were primarily the result of increased lending activity due to an increase in demand for residential real estate in the growing Houston metropolitan area.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $10.5 million, or 10.6%, to $109.1 million as of December 31, 2017 from $98.7 million as of December 31, 2016.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $645 thousand, or 5.9%, to $10.3 million as of December 31, 2017 from $11.0 million as of December 31, 2016.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2017
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$190,585	$209,797	$56,747	$457,129
Mortgage warehouse	69,456	—	—	69,456
Real estate:
Commercial real estate (including multi-family residential)	126,169	716,868	237,210	1,080,247
Commercial real estate construction and land development	69,291	139,956	34,142	243,389
1-4 family residential (including home equity)	48,109	148,673	104,437	301,219
Residential construction	97,189	2,839	9,088	109,116
Consumer and other	4,325	5,993	2	10,320
Total loans	$605,124	$1,224,126	$441,626	$2,270,876

Loans with predetermined (fixed) interest rates	$363,029	$1,119,854	$263,847	$1,746,730
Loans with floating interest rates	242,095	104,272	177,779	524,146
Total loans	$605,124	$1,224,126	$441,626	$2,270,876

	As of December 31, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$161,231	$203,873	$51,648	$416,752
Mortgage warehouse	67,038	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	99,123	621,242	171,624	891,989
Commercial real estate construction and land development	45,591	82,495	31,161	159,247
1-4 family residential (including home equity)	45,558	115,965	85,464	246,987
Residential construction	88,864	7,259	2,534	98,657
Consumer and other	4,742	6,164	59	10,965
Total loans	$512,147	$1,036,998	$342,490	$1,891,635

Loans with predetermined (fixed) interest rates	$338,077	$905,697	$189,284	$1,433,058
Loans with floating interest rates	174,070	131,301	153,206	458,577
Total loans	$512,147	$1,036,998	$342,490	$1,891,635

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston metropolitan area. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston metropolitan area. As of December 31, 2017, 2016 and 2015, commercial real estate and commercial construction loans represented 58.3%, 55.6% and 54.2%, respectively, of our total loans including loans held for sale.

Asset Quality

Nonperforming Assets and Potential Problem Loans

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $13.3 million, $16.7 million and $5.2 million in nonperforming loans as of December 31, 2017, 2016 and 2015, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $733 thousand, $892 thousand and $404 thousand would have been recorded as income for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$—	$—	$209	$—	$—
Commercial and industrial	6,437	3,896	2,664	1,527	2,290
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,110	11,663	2,006	1,653	—
Commercial real estate construction and land development	—	—	—	—	—
1-4 family residential (including home equity)	781	217	239	—	83
Residential construction	—	—	—	—	—
Consumer and other	—	12	66	4	199
Total nonaccrual loans	13,328	15,788	5,184	3,184	2,572
Accruing loans 90 or more days past due	—	911	—	—	—
Total nonperforming loans	13,328	16,699	5,184	3,184	2,572
Other real estate	365	1,503	—	—	—
Repossessed assets	205	286	131	—	332
Total nonperforming assets	$13,898	$18,488	$5,315	$3,184	$2,904
Restructured loans(1)	$17,526	$4,831	$491	$—	$1,503
Nonperforming assets to total assets(2)	0.49%	0.75%	0.25%	0.25%	0.25%
Nonperforming loans to total loans(3)	0.59%	0.88%	0.31%	0.32%	0.31%

(1)
Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

(2)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.

(3)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2017 and 2016, we had $17.9 million and $5.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2017, potential problem loans consisted of 21 credit relationships. Of the total outstanding balance at December 31, 2017, 46.0% related to one customer in the hospitality industry, 23.9% related to eight customers in the energy-related industry, 15.3% related to two customers in the residential real estate rental industry, 7.0% related to one customer in the manufacturing industry, 2.8% related to one customer in the convenience store industry, 2.1% related to two customers in the commercial services industry, 1.1% related to one customer in the construction material industry, 1.0% related to one customer in the customer service industry, 0.6% related to three customers in the trucking industry and 0.3% related to one customer in the commercial real estate industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2017 were graded as substandard accruing loans.

Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 6 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets decreased $4.6 million to $13.9 million at December 31, 2017, from $18.5 million at December 31, 2016. Nonaccrual loans consisted of 50 separate credits at December 31, 2017 compared to 62 separate credits at December 31, 2016. Nonperforming assets were 0.61% of total loans at December 31, 2017 compared to 0.98% at December 31, 2016.

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

The remaining discount on the balance of acquired loans as of December 31, 2017 was $207 thousand, or 0.16%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At December 31, 2017, our allowance for loan losses amounted to $23.6 million, or 1.04% of total loans, compared with $17.9 million, or 0.95%, as of December 31, 2016.

The increase in the allowance of $5.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in required reserves associated with organic loan growth, an increase in problem loans, estimated losses related to Hurricane Harvey and an increase of $702 thousand of allowance on impaired loans. Additionally, net charge-offs increased $7.5 million during the year 2017 compared to 2016 primarily due to two commercial loan relationships that experienced financial difficulty in 2017. We believe that the allowance for loan losses at December 31, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such date.

The ratio of net charge-offs to average loans outstanding increased to 0.36% for the year ended December 31, 2017 from 0.04% at December 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding	$2,081,370	$1,755,319	$1,525,325	$917,218	$649,362
Gross loans outstanding at end of period	2,270,876	1,891,635	1,681,052	1,002,054	836,694
Allowance for loan losses at beginning of period	17,911	13,098	8,246	6,655	6,539
Provision for loan losses	13,188	5,469	5,792	2,150	240
Charge-offs:
Commercial and industrial loans	(7,673)	(722)	(935)	(567)	(369)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(124)	(129)	—	—	—
Commercial real estate construction and land development	—	—	—	—	—
1-4 family residential (including home equity)	—	—	(40)	—	—
Residential construction	—	—	—	—	—
Consumer and other	(196)	(49)	(65)	(40)	(19)
Total charge-offs for all loan types	(7,993)	(900)	(1,040)	(607)	(388)
Recoveries:
Commercial and industrial loans	516	186	52	32	33
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	43	—	—	—
Commercial real estate construction and land development	10	—	18	—	—
1-4 family residential (including home equity)	10	10	—	—	228
Residential construction	—	—	24	—	1
Consumer and other	4	5	6	16	2
Total recoveries for all loan types	543	244	100	48	264
Net charge-offs	(7,450)	(656)	(940)	(559)	(124)
Allowance for loan losses at end of period	$23,649	$17,911	$13,098	$8,246	$6,655
Allowance for loan losses to total loans	1.04%	0.95%	0.78%	0.82%	0.80%
Net charge-offs to average loans	0.36%	0.04%	0.06%	0.06%	0.02%
Allowance to nonperforming loans	177.44%	107.26%	252.66%	258.98%	258.75%

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

The following table shows the allocation of the allowance for loan losses among our loan categories and the percentage of the respective loan category to total loans held for investment as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial loans	$7,694	20.1%	$5,059	22.0%	$3,644	23.6%	$2,334	24.2%	$2,729	27.2%
Mortgage Warehouse	—	3.1%	—	3.5%	—	3.5%	—	2.8%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	10,253	47.5%	8,950	47.2%	5,914	45.0%	3,799	42.9%	2,175	47.9%
Commercial real estate construction and land development	2,525	10.7%	1,217	8.4%	1,221	9.2%	578	8.5%	357	8.6%
1-4 family residential (including home equity)	2,140	13.3%	1,876	13.1%	1,432	12.3%	1,008	13.5%	558	10.7%
Residential construction	942	4.8%	748	5.2%	820	5.6%	475	7.2%	598	4.6%
Consumer and other	95	0.5%	61	0.6%	67	0.8%	52	0.9%	238	1.0%
Total allowance for loan losses	$23,649	100.0%	$17,911	100.0%	$13,098	100.0%	$8,246	100.0%	$6,655	100.0%

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2017, the carrying amount of investment securities totaled $309.6 million, a decrease of $6.8 million or 2.2% compared with $316.5 million as of December 31, 2016. Securities represented 10.8% and 12.9% of total assets as of December 31, 2017 and 2016, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455

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

As of December 31, 2017, we did not expect to sell any securities classified as available for sale with material unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2017, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,018	1.46%	$2,516	3.33%	$1,396	3.44%	$2,577	2.75%	$8,507	2.73%
Municipal securities	1,263	2.56%	26,841	2.37%	82,981	3.21%	111,245	4.48%	222,330	3.74%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,074	2.29%	26,940	2.90%	32,014	2.81%
Corporate bonds	7,552	2.19%	29,538	2.45%	9,157	2.99%	—	0.00%	46,247	2.51%
Total	$10,833	2.10%	$58,895	2.45%	$98,608	3.14%	$140,762	4.15%	$309,098	3.43%

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,014	1.46%	$3,869	3.37%	$—	0.00%	$5,883	2.71%
Municipal securities	2,738	1.76%	27,216	2.50%	83,682	3.15%	128,865	4.91%	242,501	4.00%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,856	2.12%	22,640	2.55%	27,496	2.48%
Corporate bonds	—	0.00%	45,271	2.36%	—	0.00%	—	0.00%	45,271	2.36%
Total	$2,738	1.76%	$74,501	2.39%	$92,407	3.11%	$151,505	4.56%	$321,151	3.61%

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

As of December 31, 2017 and 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.60% during the year ended December 31, 2017 compared with 2.53% for the year ended December 31, 2016. The increase in average yield during 2017 compared to 2016 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangibles

Our goodwill as of December 31, 2017 and 2016 was $39.4 million. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net as of December 31, 2017 and 2016 was $3.3 million and $4.1 million, respectively. Core deposit intangibles are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

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

Total deposits at December 31, 2017 were $2.21 billion, an increase of $343.8 million, or 18.4%, compared with $1.87 billion at December 31, 2016. The deposit growth we experienced was largely the result of the growth in our customer lending base, many of whom also established a deposit relationship with us. Noninterest-bearing deposits at December 31, 2017 were $683.1 million, an increase of $89.4 million, or 15.0%, compared with $593.8 million at December 31, 2016. Interest-bearing deposits at December 31, 2017 were $1.53 billion, an increase of $254.4 million, or 19.9%, compared with $1.28 billion at December 31, 2016.

Total deposits at December 31, 2016 were $1.87 billion, an increase of $111.1 million, or 6.3%, compared with $1.76 billion at December 31, 2015. Noninterest-bearing deposits at December 31, 2016 were $593.8 million, a decrease of $26.6 million, or 4.3%, compared with $620.3 million at December 31, 2015. Interest-bearing deposits at December 31, 2016 were $1.28 billion, an increase of $137.6 million, or 12.1%, compared with $1.14 billion at December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$156,527	0.38%	$104,212	0.32%	$100,139	0.16%
Money market and savings	536,415	0.48%	465,403	0.45%	429,153	0.43%
Certificates and other time	748,086	1.21%	648,075	1.09%	559,247	0.94%
Total interest-bearing deposits	1,441,028	0.85%	1,217,690	0.78%	1,088,539	0.67%
Noninterest-bearing deposits	672,101	—	620,701	—	554,704	—
Total deposits	$2,113,129	0.58%	$1,838,391	0.52%	$1,643,243	0.44%

Our ratio of average noninterest-bearing deposits to average total deposits was 31.8% for the year ended December 31, 2017 and 33.8% for the years ended December 31, 2016 and 2015.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2017	2016
	(Dollars in thousands)
Three months or less	$144,741	$143,043
Over three months through six months	108,535	79,644
Over six months through 12 months	175,588	115,095
Over 12 months through three years	131,244	185,624
Over three years	87,895	42,713
Total	$648,003	$566,119

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2017, the Company had total borrowing capacity of $930.6 million, of which $606.2 million was available under this agreement and $324.4 million was outstanding. FHLB advances of $282.0 million were outstanding at December 31, 2017, at a weighted average rate of 1.45%. Letters of credit were $42.4 million at December 31, 2017, of which $3.1 million expired in February 2018 and was renewed until February 2019, $8.0 million will expire in August 2018, $25.0 million will expire in October 2018 and $6.4 million will expire in December 2018.

Credit Agreement

In January 2015, we borrowed an additional $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million on the credit agreement using a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime Rate minus 25 basis points, or 4.25% at December 31, 2017, and is paid quarterly. As of December 31, 2017, 2016 and 2015, we had $569 thousand of indebtedness owed under the credit agreement. Our borrowing under the revolving credit agreement matures in December 2021 and is secured by 100% of the capital stock of the Bank. The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2017, we were in compliance with all such debt covenants, except that return on assets at the Bank for the fourth quarter of 2017 was 0.46% (below the required minimum), primarily due to the tax provision adjustment recorded as a result of the enactment of the tax reform bill at the end of the fourth quarter. Such noncompliance has been waived the lender with respect to the fourth quarter of 2017.

Subordinated Debt

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.2 million at December 31, 2017. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Subordinated Notes

In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million. The Bank intends to use the net proceeds from the offering to support its growth and for general corporate purposes. The Notes are intended to qualify as Tier 2 capital for bank regulatory purposes.

The Notes bear a fixed interest rate of 5.25% per annum until (but excluding) December 15, 2022, payable semi-annually in arrears. From December 15, 2022, the Notes will bear a floating rate of interest equal to 3-Month LIBOR + 3.03% until the Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Notes will be redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Notes are not subject to redemption at the option of the holders.

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2017 and 2016 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	1,806	1,030	1,950	4,673	9,459
Total	$1,806	$1,030	$1,950	$5,242	$10,028

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	2,654	1,820	2,087	4,513	11,074
Total	$2,654	$1,820	$2,087	$5,082	$11,643

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include both commitments to extend credit and standby and performance letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Commitments to extend credit	$349,678	$48,048	$30,731	$191,583	$620,040
Standby letters of credit	16,895	275	—	—	17,170
Total	$366,573	$48,323	$30,731	$191,583	$637,210

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

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment and we would have the rights to the underlying collateral. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. Our policies generally require that standby letter of credit arrangements are backed by promissory notes that contain security and debt covenants similar to those contained in loan agreements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2017, 2016 and 2015, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $2.70 billion, $2.34 billion and $1.94 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2017	2016	2015
Sources of Funds:
Deposits:
Noninterest-bearing	24.9%	26.5%	28.6%
Interest-bearing	53.4%	52.0%	56.2%
Borrowed funds	10.0%	9.0%	3.5%
Subordinated debt	0.4%	0.4%	0.5%
Other liabilities	0.3%	0.4%	0.4%
Shareholders’ equity	11.0%	11.7%	10.8%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	77.1%	75.1%	78.7%
Securities	12.0%	11.6%	7.0%
Deposits in other financial institutions	1.9%	3.7%	3.8%
Noninterest-earning assets	9.0%	9.6%	10.5%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	31.8%	33.8%	33.8%
Average loans to average deposits	98.5%	95.5%	92.8%

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $326.1 million, or 18.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.5 years and modified duration of 5.5 years at December 31, 2017, and a weighted average life of 6.7 years and modified duration of 5.8 years at December 31, 2016.

As of December 31, 2017 and December 31, 2016, we had outstanding $620.0 million and $586.4 million, respectively, in commitments to extend credit and $17.2 million and $9.5 million, respectively, in commitments associated with outstanding standby and performance letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2017, 2016 and 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2017, we had cash and cash equivalents of $182.1 million compared with $142.1 million at December 31, 2016, an increase of $40.0 million. This increase in cash and cash equivalents was primarily due to the $343.8 million increase in deposits, proceeds from the maturities, paydowns and sales of securities of $2.05 billion and proceeds from the subordinated note issuance of $40.0 million partially offset by the increase in total loans of $379.2 million and the purchase of securities of $2.04 billion.

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

Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2017, 2016 and 2015, the Bank was well-capitalized.

Basel III Capital Rules impact regulatory capital ratios of banking organizations in the following manner, when fully phased in: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2017 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
The Company
Total capital (to risk weighted assets)	13.43%	8.00%	9.250%	N/A
Common Equity Tier 1 Capital	10.54%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	10.92%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	9.84%	4.00%	4.000%	N/A

The Bank
Total capital (to risk weighted assets)	13.24%	8.00%	9.250%	10.00%
Common Equity Tier 1 Capital	10.72%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.72%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.67%	4.00%	4.000%	5.00%

Total shareholder’s equity was $306.9 million at December 31, 2017, compared with $279.8 million at December 31, 2016, an increase of $27.0 million, or 9.7%. This increase was primarily due to net income of $17.6 million for the year ended December 31, 2017.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Change in Interest Rates (Basis Points)	As of December 31, 2017	As of December 31, 2016	As of December 31, 2017	As of December 31, 2016
+300	(6.2)%	(3.3)%	(9.0)%	(7.4)%
+200	(4.1)%	(2.3)%	(5.4)%	(4.7)%
+100	(2.2)%	(1.4)%	(2.3)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.9)%	1.8%	(1.9)%	1.1%

These results are primarily due to the duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2017, the overall duration of our combined loan and securities portfolios increased and FHLB borrowings represented a larger proportion of our funding mix at year end.

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

Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Tangible Shareholders’ Equity” is shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization.

•
“Tangible Book Value Per Share” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible book value per share is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by total shares outstanding. This measure is important to investors interested in changes from period to period in book value per share, exclusive of changes in intangible assets. For tangible book value per share, the most directly comparable financial measure calculated in accordance with GAAP is our book value per share.

•
“Tangible Equity to Tangible Assets” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible equity to tangible assets is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by tangible assets, which are total assets reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in equity and total assets, each exclusive of changes in intangible assets. For tangible equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity to total assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

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

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Total shareholders' equity	$306,865	$279,817	$258,490	$131,778	$109,736
Less:
Goodwill and core deposit intangibles, net	42,663	43,444	44,619	12,891	13,044
Tangible shareholders' equity	$264,202	$236,373	$213,871	$118,887	$96,692

Shares outstanding at end of period(1)	13,226,826	12,958,341	12,812,985	7,477,309	6,953,125

Tangible book value per common share	$19.97	$18.24	$16.69	$15.90	$13.91

Net income attributable to common shareholders	$17,632	$22,851	$15,227	$9,005	$6,839

Average common shareholders' equity	297,627	273,211	204,935	116,460	75,787
Less:
Average goodwill and other intangible assets, net	43,050	43,880	45,055	13,007	1,615
Average tangible common shareholders’ equity	$254,577	$229,331	$159,880	$103,453	$74,172

Return on average tangible common equity	6.93%	9.96%	9.52%	8.70%	9.22%

Total assets	$2,860,231	$2,450,948	$2,084,579	$1,280,008	$1,164,759
Less:
Goodwill and core deposit intangibles, net	42,663	43,444	44,619	12,891	13,044
Tangible assets	$2,817,568	$2,407,504	$2,039,960	$1,267,117	$1,151,715
Tangible common equity to tangible assets	9.38%	9.82%	10.48%	9.38%	8.40%
(1) Does not include 1,711 and 11,426 shares of treasury stock as of December 31, 2015 and 2013, respectively. There were no shares of treasury stock outstanding as of December 31, 2017, 2016 or 2014.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.
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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

3.2	Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2	Form of Fixed-to-Floating Rate Subordinated Note due December 15, 2027 Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 14, 2017)
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
10.5
Amendment to the Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2017)

10.6	Allegiance Bancshares, Inc. Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2017)
10.7	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 ( Registration No. 333-208600))
10.8*	Amendment to Amended and Restated Employee Stock Purchase Plan
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

Date: March 9, 2018

ALLEGIANCE BANCSHARES, INC.

By:	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ George Martinez	Chairman and Chief Executive Officer	March 9, 2018
George Martinez	(Principal Executive Officer); Director

/s/ Steven F. Retzloff	President and Director	March 9, 2018
Steven F. Retzloff

/s/ Paul P. Egge	Chief Financial Officer	March 9, 2018
Paul P. Egge	(Principal Financial and Principal Accounting Officer)

/s/ Ramon A. Vitulli, III	Director	March 9, 2018
Ramon A. Vitulli, III

/s/ Daryl D. Bohls	Director	March 9, 2018
Daryl D. Bohls

/s/ John Beckworth	Director	March 9, 2018
John Beckworth

/s/ Matthew H. Hartzell	Director	March 9, 2018
Matthew H. Hartzell

/s/ Robert Ivany	Director	March 9, 2018
Robert Ivany

/s/ Umesh Jain	Director	March 9, 2018
Umesh Jain

/s/ Frances H. Jeter	Director	March 9, 2018
Frances H. Jeter

/s/ James J. Kearney	Director	March 9, 2018
James J. Kearney

Signature	Positions	Date

/s/ P. Michael Mann, M.D.	Director	March 9, 2018
P. Michael Mann, M.D.

/s/ David B. Moulton	Director	March 9, 2018
David B. Moulton

/s/ William S. Nichols, III	Director	March 9, 2018
William S. Nichols, III

/s/ Thomas A. Reiser	Director	March 9, 2018
Thomas A. Reiser

/s/ Raimundo Riojas E.	Director	March 9, 2018
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 9, 2018
Fred S. Robertson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Allegiance Bancshares, Inc.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2014.

Dallas, Texas
March 9, 2018

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$133,124	$94,073
Interest-bearing deposits at other financial institutions	48,979	48,025
Total cash and cash equivalents	182,103	142,098
Available for sale securities, at fair value	309,615	316,455
Loans held for investment	2,270,876	1,891,635
Less: allowance for loan losses	(23,649)	(17,911)
Loans, net	2,247,227	1,873,724
Accrued interest receivable	12,194	9,007
Premises and equipment, net	18,477	18,340
Other real estate owned	365	1,503
Federal Home Loan Bank stock	12,862	13,175
Bank owned life insurance	22,422	21,837
Goodwill	39,389	39,389
Core deposit intangibles, net	3,274	4,055
Other assets	12,303	11,365
TOTAL ASSETS	$2,860,231	$2,450,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$683,110	$593,751
Interest-bearing
Demand	215,499	114,772
Money market and savings	554,051	483,266
Certificates and other time	761,314	678,394
Total interest-bearing deposits	1,530,864	1,276,432
Total deposits	2,213,974	1,870,183
Accrued interest payable	610	285
Borrowed funds	282,569	285,569
Subordinated debt	48,659	9,196
Other liabilities	7,554	5,898
Total liabilities	2,553,366	2,171,131
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued and outstanding of Series A or Series B, each has a $1,000 liquidation value	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,226,826 shares issued and outstanding at December 31, 2017 and 12,958,341 shares issued and outstanding at December 31, 2016	13,227	12,958
Capital surplus	218,408	212,649
Retained earnings	74,894	57,262
Accumulated other comprehensive income (loss)	336	(3,052)
Total shareholders’ equity	306,865	279,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,860,231	$2,450,948

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$110,331	$93,356	$85,443
Securities:
Taxable	2,111	1,807	1,122
Tax-exempt	6,334	5,044	2,002
Deposits in other financial institutions	662	571	239
Total interest income	119,438	100,778	88,806

INTEREST EXPENSE:
Demand, money market and savings deposits	3,159	2,437	2,001
Certificates and other time deposits	9,060	7,044	5,272
Borrowed funds	2,922	945	789
Subordinated debt	629	488	578
Total interest expense	15,770	10,914	8,640

NET INTEREST INCOME	103,668	89,864	80,166
Provision for loan losses	13,188	5,469	5,792
Net interest income after provision for loan losses	90,480	84,395	74,374
NONINTEREST INCOME:
Nonsufficient funds fees	685	661	703
Service charges on deposit accounts	783	677	680
Gain on sale of branch assets	—	2,050	—
Gain (loss) on sale of securities	18	30	(37)
Gain (loss) on sale of other real estate	6	266	(5)
Gain on sale of loans	—	—	235
Bank owned life insurance income	585	626	604
Rebate from correspondent bank	1,327	650	254
Other	2,457	2,308	1,558
Total noninterest income	5,861	7,268	3,992
NONINTEREST EXPENSE:
Salaries and employee benefits	44,745	38,858	35,324
Net occupancy and equipment	5,452	4,944	4,826
Depreciation	1,637	1,627	1,614
Data processing and software amortization	4,047	2,633	3,044
Professional fees	2,926	2,234	1,671
Regulatory assessments and FDIC insurance	2,273	1,581	1,346
Core deposit intangibles amortization	781	785	830
Communications	983	1,055	1,290
Advertising	1,289	945	781
Other	5,829	4,596	4,079
Total noninterest expense	69,962	59,258	54,805
INCOME BEFORE INCOME TAXES	26,379	32,405	23,561
Provision for income taxes	8,747	9,554	7,775
NET INCOME	17,632	22,851	15,786
Preferred stock dividends	—	—	559
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,632	$22,851	$15,227

EARNINGS PER COMMON SHARE:
Basic	$1.34	$1.78	$1.45
Diluted	$1.31	$1.75	$1.43
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$17,632	$22,851	$15,786
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gains (losses) on available for sale securities during the period	5,213	(7,799)	2,234
Reclassification of amount realized through the sale of securities	(18)	(30)	37
Total other comprehensive income (loss)	5,195	(7,829)	2,271
Deferred tax (expense) benefit related to other comprehensive income	(1,807)	2,760	(803)
Other comprehensive income (loss), net of tax	3,388	(5,069)	1,468
Comprehensive income	$21,020	$17,782	$17,254
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2015	—	$—	7,477,309	$7,477	$104,568	$19,184	$549	$—	$131,778
Net income						15,786			15,786
Other comprehensive income							1,468		1,468
Common stock issued in connection with the exercise of stock options, restricted stock awards			3,983	4	7				11
Repurchase of treasury stock								(52)	(52)
Issuance of common stock in private placement offering			4,884	5	103			14	122
Issuance of common stock in initial public offering, net of offering expenses			2,990,000	2,990	54,148				57,138
Common stock issued in connection with the acquisition of F&M Bancshares, Inc.			2,338,520	2,339	49,108				51,447
Preferred stock issued in connection with the acquisition of F&M Bancshares, Inc.	11,550	11,550							11,550
Redemption of preferred stock	(11,550)	(11,550)							(11,550)
Preferred stock dividends						(559)			(559)
Stock based compensation expense					1,351				1,351
BALANCE AT DECEMBER 31, 2015	—	—	12,814,696	12,815	209,285	34,411	2,017	(38)	258,490
Net income						22,851			22,851
Other comprehensive loss							(5,069)		(5,069)
Common stock issued in connection with the exercise of stock options and restricted stock awards			143,645	143	1,863				2,006
Issuance of treasury stock								38	38
Stock based compensation expense					1,501				1,501
BALANCE AT DECEMBER 31, 2016	—	—	12,958,341	12,958	212,649	57,262	(3,052)	—	279,817
Net income						17,632			17,632
Other comprehensive income							3,388		3,388
Common stock issued in connection with the exercise of stock options and restricted stock awards			268,485	269	3,979				4,248
Stock based compensation expense					1,780				1,780
BALANCE AT DECEMBER 31, 2017	—	$—	13,226,826	$13,227	$218,408	$74,894	$336	$—	$306,865
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,632	$22,851	$15,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	2,418	2,412	2,444
Provision for loan losses	13,188	5,469	5,792
(Gain) loss on the sale of securities	(18)	(30)	37
Deferred income tax expense (benefit)	427	(1,608)	(446)
Net amortization of premium on investments	3,427	2,785	1,209
Excess tax benefit related to the exercise of stock options	(1,149)	(371)	(40)
Bank owned life insurance	(585)	(626)	(604)
Net accretion of premium on loans	(632)	(1,487)	(3,492)
Net amortization of discount on subordinated debentures	108	107	218
Net amortization of discount on certificates of deposit	(3)	(247)	(739)
Net (gain) loss on sale or write down of premises, equipment and other real estate	—	(60)	5
Net gain on sale of branch assets	—	(2,050)	—
Net gain on sale of loans	—	—	(235)
Federal Home Loan Bank stock dividends	(273)	(101)	(2)
Stock based compensation expense	1,780	1,501	1,351
Increase in accrued interest receivable and other assets	(6,018)	(259)	(1,366)
Increase (decrease) in accrued interest payable and other liabilities	3,130	(851)	503
Net cash provided by operating activities	33,432	27,435	20,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,007,842	2,566,082	2,226,000
Proceeds from sales of available for sale securities	39,125	2,500	16,943
Purchase of available for sale securities	(2,038,323)	(2,730,524)	(2,307,331)
Net change in total loans	(386,059)	(229,286)	(273,648)
Proceeds from sale of loans	—	—	2,074
Purchase of bank premises and equipment	(2,133)	(1,511)	(1,939)
Proceeds from sale of bank premises, equipment and other real estate	1,138	—	—
Purchase of bank owned life insurance	—	—	(10,000)
Net redemptions (purchases) of Federal Home Loan Bank stock	586	(10,505)	(2,101)
Net cash paid for sale of branch assets	—	(5,250)	—
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	—	—	106,486
Net cash used in investing activities	(377,824)	(408,494)	(243,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	89,359	(20,041)	60,996
Net increase in interest-bearing deposits	254,435	157,723	75,380
Paydowns on borrowed funds	(3,000)	(20,000)	(45,500)
Proceeds from borrowed funds	—	255,000	68,000
Proceeds from issuance of subordinated notes, net of issuance costs	39,355	—	—
Preferred stock dividends	—	—	(559)
Redemption of preferred stock	—	—	(11,550)
Proceeds from initial public offering	—	—	57,138
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	4,248	2,006	133
Issuance (repurchase) of treasury stock	—	38	(52)
Net cash provided by financing activities	384,397	374,726	203,986
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,005	(6,333)	(19,109)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,098	148,431	167,540
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,103	$142,098	$148,431
NONCASH ACTIVITIES:
Acquired loans transferred to loans held for sale	$—	$—	$33,409
Acquired premises and equipment and accrued interest receivable transferred to branch assets held for sale	—	—	1,662
SUPPLEMENTAL INFORMATION:
Income taxes paid	$7,850	$11,400	$7,500
Interest paid	15,442	10,500	7,820
See Note 2 regarding non-cash transactions included in the F&M Bancshares, Inc. acquisition

 See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 16 offices and one loan production office in Houston, Texas and the surrounding region, as of the year ended December 31, 2017. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2017, the $365 thousand balance of other real estate owned was secured by a commercial real estate property for which there was no formal foreclosure in process.

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

Bank Owned Life Insurance—During 2015, the Company purchased bank owned life insurance policies on certain key executives and acquired life insurance policies in conjunction with the acquisition of F&M Bancshares. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, which is the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

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

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and the Employee Stock Purchase Plan.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Allegiance or by Allegiance to its shareholders. In addition, Allegiance's credit agreement with another financial institution also limits its ability to pay dividends.

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2016, the Company adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017 without a significant impact on its financial statements.

Newly Issued But Not Yet Effective Accounting Standards

ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective for the Company on January 1, 2018 and management has completed its analysis of the impact of the standard’s adoption. Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption; however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary assessments, the Company expects to change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Other changes in classification resulting from this update are not expected to be significant. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company's financial statements.

ASU 2017-08,“Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on its financial statements.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective on January 1, 2019, with early adoption permitted. The Company plans to early adopt and will recognize a decrease to retained earnings of $72 thousand due to a reclassification on January 1, 2018.

2. ACQUISITIONS

Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of an acquired entity are recorded at their fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets is

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Years Ended December 31,
	2015	2014
	(Dollars in thousands, except per share data)
Net interest income	$77,598	$71,664
Net income attributable to common shareholders	14,170	14,999
Basic earnings per common share	1.35	1.53
Diluted earnings per common share	1.33	1.51

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2015	$11,144	$1,747
Acquisition of F&M Bancshares	28,245	4,313
Amortization	—	(830)
Balance as of December 31, 2015	39,389	5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	39,389	4,055
Amortization	—	(781)
Balance as of December 31, 2017	$39,389	$3,274

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Company performed its annual impairment test on October 1, 2017 and determined no impairment was necessary.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2017 is as follows (dollars in thousands):

2018	$781
2019	781
2020	744
2021	484
2022	484
Thereafter	—
Total	$3,274

4. CASH AND DUE FROM BANKS

The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets included a restricted amount of $50.3 million at December 31, 2015. The Bank was not required to maintain reserve balances at December 31, 2016 or 2017.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$5,883	$266	$—	$6,149
Municipal securities	242,501	956	(5,655)	237,802
Agency mortgage-backed pass-through securities	27,496	265	(437)	27,324
Corporate bonds	45,271	77	(168)	45,180
Total	$321,151	$1,564	$(6,260)	$316,455

As of December 31, 2017, the Company's management does not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it is more likely than not it will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$10,834	$10,837
Due after one year through five years	58,894	58,832
Due after five years through ten years	93,535	93,673
Due after ten years	113,821	114,461
Subtotal	277,084	277,803
Agency mortgage-backed pass through securities	32,014	31,812
Total	$309,098	$309,615

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,110	$(9)	$595	$(15)	$3,705	$(24)
Municipal securities	42,249	(517)	56,483	(1,325)	98,732	(1,842)
Agency mortgage-backed pass-through securities	13,238	(105)	8,921	(256)	22,159	(361)
Corporate bonds	30,203	(179)	—	—	30,203	(179)
Total	$88,800	$(810)	$65,999	$(1,596)	$154,799	$(2,406)

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	178,876	(5,655)	—	—	178,876	(5,655)
Agency mortgage-backed pass-through securities	12,520	(347)	2,803	(90)	15,323	(437)
Corporate bonds	24,629	(168)	—	—	24,629	(168)
Total	$216,025	$(6,170)	$2,803	$(90)	$218,828	$(6,260)

There were no realized losses on the securities in the portfolio as the Company believes these securities are temporarily impaired due to changes in market interest rates. The majority of the securities in an unrealized loss position are related to the Company's municipal securities.

During 2017, the Company sold $39.1 million in securities and recorded a net gain on the sales of $18 thousand. The Company sold $2.5 million in securities during 2016 and recorded a gain on the sale of $30 thousand. The Company sold $2.2 million in securities during 2015 and recorded a loss on the sale of $37 thousand. During the first quarter of 2015, the Company sold all securities acquired in the F&M Bancshares transaction resulting in gross proceeds of approximately $15.0 million. No gains or losses were recognized.

At December 31, 2017 and 2016, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $5.0 million and $4.9 million at December 31, 2017 and 2016, respectively. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Commercial and industrial	$457,129	$416,752
Mortgage warehouse(1)	69,456	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,080,247	891,989
Commercial real estate construction and land development	243,389	159,247
1-4 family residential (including home equity)	301,219	246,987
Residential construction	109,116	98,657
Consumer and other	10,320	10,965
Total loans	2,270,876	1,891,635
Allowance for loan losses	(23,649)	(17,911)
Loans, net	$2,247,227	$1,873,724

(1)
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

Loans secured by owner-occupied properties generally involve less risk and represented 51.4% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2017. The Company is dependent on the cash flows of the

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business occupying the property and its owners and requires these loans to be secured by property with adequate margins and to be guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.

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

Related Party Loans

As of December 31, 2017 and 2016, loans outstanding to directors, officers and their affiliates totaled $4.4 million and $3.9 million, respectively.

An analysis of activity with respect to these related-party loans is as follows:

2017
(Dollars in thousands)
Beginning balance on January 1	$3,943
New loans and reclassified related loans	805
Repayments	(380)
Ending balance on December 31	$4,368

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,069	$—	$1,069	$6,437	$449,623	$457,129
Mortgage warehouse	—	—	—	—	69,456	69,456
Real estate:
Commercial real estate (including multi-family residential)	4,932	—	4,932	6,110	1,069,205	1,080,247
Commercial real estate construction and land development	5,274	—	5,274	—	238,115	243,389
1-4 family residential (including home equity)	924	—	924	781	299,514	301,219
Residential construction	674	—	674	—	108,442	109,116
Consumer and other	74	—	74	—	10,246	10,320
Total loans	$12,947	$—	$12,947	$13,328	$2,244,601	$2,270,876

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,028	$911	$1,939	$3,896	$410,917	$416,752
Mortgage warehouse	—	—	—	—	67,038	67,038
Real estate:
Commercial real estate (including multi-family residential)	1,661	—	1,661	11,663	878,665	891,989
Commercial real estate construction and land development	263	—	263	—	158,984	159,247
1-4 family residential (including home equity)	280	—	280	217	246,490	246,987
Residential construction	—	—	—	—	98,657	98,657
Consumer and other	125	—	125	12	10,828	10,965
Total loans	$3,357	$911	$4,268	$15,788	$1,871,579	$1,891,635

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $733 thousand and $892 thousand would have been recorded as income for the years ended December 31, 2017 and 2016, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,792	$6,666	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,155	12,155	—
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	948	948	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	19,104	19,978	—

With an allowance recorded:
Commercial and industrial	5,600	5,652	1,640
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	8,009	8,194	716
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	13,609	13,846	2,356

Total:
Commercial and industrial	11,392	12,318	1,640
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	20,164	20,349	716
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	948	948	—
Residential construction	—	—	—
Consumer and other	—	—	—
	$32,713	$33,824	$2,356

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,300	$5,414	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,748	11,833	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	217	217	—
Residential construction	—	—	—
Consumer and other	5	5	—
Total	17,270	17,469	—

With an allowance recorded:
Commercial and industrial	3,108	3,328	1,543
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	573	573	105
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	6	6	6
Total	3,687	3,907	1,654

Total:
Commercial and industrial	8,408	8,742	1,543
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,321	12,406	105
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	217	217	—
Residential construction	—	—	—
Consumer and other	11	11	6
	$20,957	$21,376	$1,654

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment of impaired loans and interest recognized on impaired loans.

	Years Ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$11,972	$418	$9,427	$442
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	20,606	475	12,840	393
Commercial real estate construction and land development	314	10	—	—
1-4 family residential (including home equity)	1,167	18	228	24
Residential construction	—	—	—	—
Consumer and other	—	1	26	3
Total	$34,059	$922	$22,521	$862

The average recorded investment of impaired loans for the year ended December 31, 2015 was $12.1 million. Interest income recognized for the year ended December 31, 2015 was $693 thousand.

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the most recent analysis performed, the risk category of loans by class of loan at December 31, 2017 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$427,336	$10,274	$2,195	$17,324	$—	$457,129
Mortgage warehouse	69,456	—	—	—	—	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,016,831	23,039	4,685	35,692	—	1,080,247
Commercial real estate construction and land development	231,536	4,397	—	7,456	—	243,389
1-4 family residential (including home equity)	295,744	2,696	785	1,994	—	301,219
Residential construction	103,611	5,505	—	—	—	109,116
Consumer and other	10,207	111	—	2	—	10,320
Total loans	$2,154,721	$46,022	$7,665	$62,468	$—	$2,270,876

The following table presents the risk category of loans by class of loan at December 31, 2016:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$384,979	$11,784	$3,344	$16,645	$—	$416,752
Mortgage warehouse	67,038	—	—	—	—	67,038
Real estate:
Commercial real estate (including multi-family residential)	834,781	16,009	6,804	34,395	—	891,989
Commercial real estate construction and land development	149,010	8,124	—	2,113	—	159,247
1-4 family residential (including home equity)	242,208	512	2,069	2,198	—	246,987
Residential construction	97,808	—	415	434	—	98,657
Consumer and other	10,520	364	4	77	—	10,965
Total loans	$1,786,344	$36,793	$12,636	$55,862	$—	$1,891,635

Allowance for Loan Losses

At December 31, 2017, the allowance for loan losses totaled $23.6 million, or 1.04% of total loans. At December 31, 2016, the allowance totaled $17.9 million or 0.95% of total loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31, 2017, 2016 and 2015:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	9,792	—	1,424	1,298	254	194	226	13,188

Charge-offs	(7,673)	—	(124)	—	—	—	(196)	(7,993)
Recoveries	516	—	3	10	10	—	4	543
Net charge-offs	(7,157)	—	(121)	10	10	—	(192)	(7,450)

Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

Allowance for loan losses:
Balance December 31, 2015	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	1,951	—	3,122	(4)	434	(72)	38	5,469

Charge-offs	(722)	—	(129)	—	—	—	(49)	(900)
Recoveries	186	—	43	—	10	—	5	244
Net charge-offs	(536)	—	(86)	—	10	—	(44)	(656)

Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911

Allowance for loan losses:
Balance December 31, 2014	$2,334	$—	$3,799	$578	$1,008	$475	$52	$8,246
Provision for loan losses	2,193	—	2,115	625	464	321	74	5,792

Charge-offs	(935)	—	—	—	(40)	—	(65)	(1,040)
Recoveries	52	—	—	18	—	24	6	100
Net charge-offs	(883)	—	—	18	(40)	24	(59)	(940)

Balance December 31, 2015	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of December 31, 2017 and 2016:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
December 31, 2017
Individually evaluated for impairment	$1,640	$—	$716	$—	$—	$—	$—	$2,356
Collectively evaluated for impairment	6,054	—	9,537	2,525	2,140	942	95	21,293
Total allowance for loan losses	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

December 31, 2016
Individually evaluated for impairment	$1,543	$—	$105	$—	$—	$—	$6	$1,654
Collectively evaluated for impairment	3,516	—	8,845	1,217	1,876	748	55	16,257
Total allowance for loan losses	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of December 31, 2017 and 2016:

	Commercial and Industrial	Mortgage Warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential Construction	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
December 31, 2017
Individually evaluated for impairment	$11,392	$—	$20,164	$209	$948	$—	$—	$32,713
Collectively evaluated for impairment	445,737	69,456	1,060,083	243,180	300,271	109,116	10,320	2,238,163
Total loans evaluated for impairment	$457,129	$69,456	$1,080,247	$243,389	$301,219	$109,116	$10,320	$2,270,876

December 31, 2016
Individually evaluated for impairment	$8,408	$—	$12,321	$—	$217	$—	$11	$20,957
Collectively evaluated for impairment	408,344	67,038	879,668	159,247	246,770	98,657	10,954	1,870,678
Total loans evaluated for impairment	$416,752	$67,038	$891,989	$159,247	$246,987	$98,657	$10,965	$1,891,635

Troubled Debt Restructurings

As of December 31, 2017 and 2016, the Company had a recorded investment in troubled debt restructurings of $25.6 million and $12.6 million, respectively. The Company allocated $2.2 million and $879 thousand of specific reserves for these loans at December 31, 2017 and 2016, respectively, and did not commit to lend additional amounts on these loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2017, 2016 and 2015:

	As of December 31,
	2017			2016			2015
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post-Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	9	$2,399	$2,399	21	$3,939	$3,939	6	$2,959	$2,959
Mortgage warehouse
Real estate:
Commercial real estate (including multi-family residential)	6	11,837	11,837	8	7,144	7,144	1	63	63
Commercial real estate construction and land development	1	210	210	—	—	—	—	—	—
1-4 family residential (including home equity)	1	86	86	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	1	6	6	2	20	20
Total	17	$14,532	$14,532	30	$11,089	$11,089	9	$3,042	$3,042

Troubled debt restructurings resulted in charge-offs of $136 thousand, $211 thousand and $45 thousand during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2017 and 2016. During the year ended December 31, 2017, the Company added $14.5 million in new troubled debt restructurings, of which $14.2 million were still outstanding on December 31, 2017.

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2017
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$182,103	$182,103	$—	$—	$182,103
Available for sale securities	309,615	—	309,615	—	309,615
Loans held for investment, net of allowance	2,247,227	—	—	2,238,721	2,238,721
FHLB stock	12,862	N/A	N/A	N/A	N/A
Accrued interest receivable	12,194	3	3,296	8,895	12,194

Financial liabilities
Total deposits	$2,213,974	$—	$2,209,111	$—	$2,209,111
Accrued interest payable	610	—	610	—	610
Borrowed funds	282,569	—	288,887	—	288,887
Subordinated debt	48,659	—	48,659	—	48,659

	As of December 31, 2016
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$142,098	$142,098	$—	$—	$142,098
Available for sale securities	316,455	—	316,455	—	316,455
Loans held for investment, net of allowance	1,873,724	—	—	1,872,056	1,872,056
FHLB Stock	13,175	N/A	N/A	N/A	N/A
Accrued interest receivable	9,007	3	3,616	5,388	9,007

Financial liabilities
Total deposits	$1,870,183	$—	$1,868,429	$—	$1,868,429
Accrued interest payable	285	—	285	—	285
Borrowed funds	285,569	—	284,989	—	284,989
Subordinated debt	9,196	—	9,196	—	9,196

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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowed Funds—The fair value of the Company’s borrowed funds are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,715	$—	$8,715
Municipal securities	—	222,958	—	222,958
Agency mortgage-backed pass-through securities	—	31,812	—	31,812
Corporate bonds	—	46,130	—	46,130
Total	$—	$309,615	$—	$309,615

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,149	$—	$6,149
Municipal securities	—	237,802	—	237,802
Agency mortgage-backed pass-through securities	—	27,324	—	27,324
Corporate bonds	—	45,180	—	45,180
Total	$—	$316,455	$—	$316,455

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 or 2016. There were no transfers between levels during 2017 or 2016.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of December 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,012
Commercial real estate (including multi-family residential)	—	—	7,478
Other real estate owned	—	—	365
	$—	$—	$11,855

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$1,785
Commercial real estate (including multi-family residential)	—	—	468
Other real estate owned	—	—	1,503
	$—	$—	$3,756

Historically, we measure fair value for certain loans and other real estate owned on a nonrecurring basis as described below.

Impaired Loans with Specific Allocation of Allowance

Impaired loans are those loans the Company has measured at fair value, generally based on the fair value of the loan’s collateral. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the impaired loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the impaired loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the customer and the customer's business.

During the years ended December 31, 2017 and 2016, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At December 31, 2017, the total reported fair value of impaired loans of $11.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $13.8 million that was reduced by specific allowance allocations totaling $2.4 million. At December 31, 2016, the total reported fair value of impaired loans of $2.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $3.9 million that was reduced by specific allowance allocations totaling $1.7 million.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans. Other real estate owned is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance. Subsequent declines in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The fair value of other real estate owned is determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value.

At December 31, 2017, the balance of other real estate owned consisted of a $365 thousand foreclosed commercial real estate property recorded as a result of obtaining physical possession of the property. At December 31, 2017, there was no formal foreclosure in process on this other real estate owned. The Company had $1.5 million of other real estate owned at December 31, 2016.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	As of December 31,
	2017	2016
	(Dollars in thousands)
Land	$5,376	$5,376
Buildings	7,977	8,034
Leasehold improvements	5,059	5,098
Furniture, fixtures and equipment	8,967	7,927
Construction in progress	320	5
Total	27,699	26,440
Less: accumulated depreciation	9,222	8,100
Premises and equipment, net	$18,477	$18,340

Depreciation expense was $1.6 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

9. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) Insurance limit of $250 thousand at December 31, 2017 and December 31, 2016 were $227.4 million and $196.5 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$504,104
After one but within two years	129,562
After two but within three years	34,922
After three but within four years	29,976
After four but within five years	62,750
Total	$761,314

The Company has $314.8 million and $65.9 million of brokered deposits, and there are no major concentrations of deposits with any one depositor at December 31, 2017 and 2016, respectively. Included in these amounts are reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network of $68.4 million and $64.8 million, at December 31, 2017 and 2016, respectively.

Related party deposits from principal officers, directors and their affiliates at December 31, 2017 and 2016 were $15.7 million and $14.8 million, respectively.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2017, the Company had a total borrowing capacity of $930.6 million, of which $606.2 million was available. FHLB advances of $282.0 million were outstanding at December 31, 2017, at a weighted average rate of 1.45%. Letters of credit were $42.4 million at December 31, 2017, of which $3.1 million expired in February 2018 and was renewed until February 2019, $8.0 million will expire in August 2018, $25.0 million will expire in October 2018 and $6.4 million will expire in December 2018.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the Independence Bank acquisition. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the Initial Public Offering. The credit agreement includes certain restrictive covenants. At December 31, 2017, the Company believes it was in compliance with all such debt covenants, except that return on assets at the Bank for the fourth quarter of 2017 was 0.46% (below the required minimum), primarily due to the tax provision adjustment recorded as a result of the enactment of the tax reform bill at the end of the fourth quarter. Such noncompliance has been waived the lender with respect to the fourth quarter of 2017. The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.25%, at December 31, 2017, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2018	$—
2019	—
2020	—
2021	—
2022 and thereafter	569
Total	$569

11. SUBORDINATED DEBT

Junior Subordinated Debentures

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.3 million at December 31, 2017. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At December 31, 2017, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company's issuances of junior subordinated debentures outstanding at December 31, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
	(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035

(1)	The 3-month LIBOR in effect as of December 31, 2017 was 1.6098%.

(2)	All debentures are currently callable.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Notes

In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million. The Bank intends to use the net proceeds from the offering to support its growth and for general corporate purposes. The Notes are intended to qualify as Tier 2 capital for bank regulatory purposes.

The Notes bear a fixed interest rate of 5.25% per annum until (but excluding) December 15, 2022, payable semi-annually in arrears. From December 15, 2022, the Notes will bear a floating rate of interest equal to 3-Month LIBOR + 3.03% until the Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Notes will be redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Notes are not subject to redemption at the option of the holders.

12. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current	$8,320	$11,162	$8,221
Deferred	427	(1,608)	(446)
Total	$8,747	$9,554	$7,775

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2017, 2016 and 2015 due to the following:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Taxes calculated at statutory rate	$9,233	$11,342	$8,247
Increase (decrease) resulting from:
Stock based compensation	(755)	67	393
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	2,621	—	—
Effect of tax exempt income	(2,328)	(1,929)	(890)
Other, net	(24)	74	25
Total	$8,747	$9,554	$7,775

Income tax expense for 2017 was impacted by the adjustment of the Company's deferred tax assets related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, the Company recognized a provisional net tax expense totaling $2.6 million. During 2016, the Company adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. The Company recognized net tax benefits related to stock-based compensation totaling $1.1 million in 2017 and $371 thousand in 2016.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.
Deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$5,284	$6,938
Net unrealized loss on available for sale securities	—	1,642
Deferred compensation	177	168
Total deferred tax assets	5,461	8,748

Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(1,100)	(1,953)
Net unrealized gain on available for sale securities	(65)	—
Premises and equipment basis difference	(321)	(568)
Total deferred tax liabilities	(1,486)	(2,521)
Net deferred tax assets	$3,975	$6,227

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the year ended December 31, 2017, income tax expense was $8.7 million compared with $9.6 million for the year ended December 31, 2016 and $7.8 million for the year ended December 31, 2015. The decrease in income tax expense for 2017 compared to 2016 was primarily due to lower pre-tax earnings. The increase in income tax expense for 2016 compared to 2015 was primarily attributable to higher pre-tax earnings. The effective income tax rate for the year ended December 31, 2017 was 33.2% compared to 29.5% for the year ended December 31, 2016 and 33.0% for the year ended December 31, 2015. The effective tax rate increased for the year ended 2017 compared to the same period in 2016 and 2015 due to the the nonrecurring tax provision adjustment recorded as a result of the revaluation of the deferred tax asset due to the enactment of the Tax Cuts and Jobs Act partially offset by tax free income from the purchase of additional municipal securities and from cashless exercises of stock options by employees in 2017.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2017, 2016 and 2015. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2014.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic
740 is incomplete but a reasonable estimate could be determined.

13. STOCK BASED COMPENSATION

During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,900,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

Options to purchase a total of 1,304,431 shares of Company stock have been granted as of December 31, 2017. Under the Plan, options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally vest 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

The expected volatility was determined based on historical volatilities of Allegiance's common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding and takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes pricing model utilizes certain assumptions noted in the table below.

	2017	2016	2015
Risk-free interest rate	2.40%	1.76%	1.99%
Expected term	10.00	10.00	10.00
Expected stock price volatility	29.70%	34.60%	18.06%
Dividend yield	—	—	—

A summary of the activity in the stock option plan during the years ended December 31, 2017 and 2016 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2016	969	$17.45	6.62	$6,006
Options granted	107	22.83
Options exercised	(116)	15.42
Options forfeited	(25)	21.56
Options outstanding, December 31, 2016	935	$18.21	6.23	$16,773
Options granted	64	36.88
Options exercised	(215)	17.50
Options forfeited	(9)	23.35
Options outstanding, December 31, 2017	775	$19.94	5.72	$13,718
Options vested and exercisable, December 31, 2017	484	$16.73	4.42	$10,127

The Company expects all outstanding options at December 31, 2017 to vest.

Information related to the stock option plan during each year is as follows:

	2017	2016	2015
	(In thousands)
Intrinsic value of options exercised	$3,371	$1,128	$—
Cash received from option exercises	3,743	1,782	—
Weighted average fair value of options granted	$16.55	$10.51	$6.78

As of December 31, 2017, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.62 years.

Restricted Stock Awards

The Company has issued 104,462 restricted stock awards under the Plan as of December 31, 2017. During 2015, the Company awarded 3,983 shares of restricted stock with a weighted average grant date fair value of $22.00. During 2016, the Company awarded 15,401 shares of restricted stock with a weighted average grant date fair value of $17.52. During 2017, the Company awarded 28,106 shares of restricted stock with a weighted average grant date fair value of $36.17. The shares of restricted stock generally vest over a period of 4 years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2017 and 2016 including changes during the years then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2016	18	$19.68
Share awards granted	15	17.52
Share awards vested	(9)	19.45
Nonvested share awards forfeited	—	—
Nonvested share awards outstanding, December 31, 2016	24	18.31
Share awards granted	28	36.17
Share awards vested	(11)	18.32
Nonvested share awards forfeited	—	—
Nonvested share awards outstanding, December 31, 2017	41	$30.46

At December 31, 2017, there was $511 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a remaining period of 3.35 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2017, 2016 and 2015 was approximately $203 thousand, $172 thousand and $220 thousand, respectively.

14. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee's contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2017, 2016 and 2015 was $789 thousand, $637 thousand and $551 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $1.5 million, $1.7 million and $1.2 million for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan, as amended (“ESPP Plan”). The ESPP Plan was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $144 thousand, $90 thousand and $96 thousand for the years ended December 31, 2017, 2016, and 2015 respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31,
	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$369,573	$250,467	$353,822	$232,551
Standby letters of credit	15,445	1,725	9,423	124
Total	$385,018	$252,192	$363,245	$232,675

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2017, the fixed rate loan commitments have interest rates ranging from 1.60% to 7.50% with a weighted average maturity and rate of 2.71 years and 4.98%, respectively.

Leases

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2017 (dollars in thousands):

2018	$1,806
2019	1,030
2020	1,039
2021	911
2022	893
Thereafter	3,780
$9,459

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment. Rent expense under all noncancelable operating lease obligations aggregated approximately $2.8 million, $2.7 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

16. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes as of December 31, 2017 and 2016, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2017 and 2016:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2017
Total Capital (to Risk Weighted Assets)	$336,829	13.43%	$200,687	8.00%	$232,044	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	264,521	10.54%	112,886	4.50%	144,244	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	273,825	10.92%	150,515	6.00%	181,872	7.250%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	273,825	9.84%	111,274	4.00%	111,274	4.000%	N/A	N/A
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$268,155	12.57%	$170,690	8.00%	$184,025	8.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	241,048	11.30%	96,013	4.50%	109,348	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	250,244	11.73%	128,018	6.00%	141,353	6.625%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	250,244	10.35%	96,708	4.00%	96,708	4.000%	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2017
Total Capital (to Risk Weighted Assets)	$331,872	13.24%	$200,596	8.00%	$231,939	9.250%	$250,745	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	268,868	10.72%	112,835	4.50%	144,179	5.750%	162,985	6.50%
Tier 1 Capital (to Risk Weighted Assets)	268,868	10.72%	150,447	6.00%	181,790	7.250%	200,596	8.00%
Tier 1 Capital (to Average Tangible Assets)	268,868	9.67%	111,230	4.00%	111,230	4.000%	139,037	5.00%
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$247,606	11.61%	$170,630	8.00%	$183,960	8.625%	$213,288	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	229,694	10.77%	95,979	4.50%	109,310	5.125%	138,637	6.50%
Tier 1 Capital (to Risk Weighted Assets)	229,694	10.77%	127,973	6.00%	141,303	6.625%	170,630	8.00%
Tier 1 Capital (to Average Tangible Assets)	229,694	9.50%	96,679	4.00%	96,679	4.000%	120,849	5.00%

Dividend Restrictions

Allegiance's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. In addition, Allegiance's credit agreement with another financial institution also limits its ability to pay dividends. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described above.

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

	Years Ended December 31,
	2017		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$17,632		$22,851		$15,227
Basic:
Weighted average common shares outstanding	13,125	$1.34	12,873	$1.78	10,470	$1.45

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	333		201		184
Total	13,458	$1.31	13,074	$1.75	10,654	$1.43

Stock options for 28 thousand shares were not considered in computing diluted earnings per share as of December 31, 2017 because they were antidilutive. All stock options as of December 31, 2016 were dilutive and considered in computing diluted earnings per share.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$4,857	$21,206
Investment in subsidiary	311,553	268,804
Other assets	791	412
TOTAL	$317,201	$290,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Borrowed funds	$569	$569
Subordinated debentures	9,304	9,197
Accrued interest payable and other liabilities	463	839
Total liabilities	10,336	10,605

SHAREHOLDERS’ EQUITY:
Common stock	13,227	12,958
Capital surplus	218,408	212,649
Retained earnings	74,894	57,262
Accumulated other comprehensive income (loss)	336	(3,052)
Total shareholders’ equity	306,865	279,817
TOTAL	$317,201	$290,422

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
OPERATING INCOME:
Other income	$13	$11	$16
Total operating income	13	11	16
OPERATING EXPENSE:
Interest expense on borrowed funds	33	30	707
Other expenses	1,465	1,204	771
Total operating expense	1,498	1,234	1,478
Income before income tax benefit and equity in undistributed income of subsidiaries	(1,485)	(1,223)	(1,462)
Income tax benefit	756	428	500
Income before equity in undistributed income of subsidiaries	(729)	(795)	(962)
Equity in undistributed income of subsidiaries	18,361	23,646	16,748
Net income	$17,632	$22,851	$15,786
Preferred stock dividends	—	—	559
Net income attributable to common shareholders	$17,632	$22,851	$15,227

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,632	$22,851	$15,786
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(18,361)	(23,646)	(16,748)
Net amortization of discount on subordinated debentures	107	107	218
(Increase) decrease in other assets	(378)	(399)	220
(Decrease) increase in accrued interest payable and other liabilities	(377)	186	(462)
Net cash used in operating activities	(1,377)	(901)	(986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in the purchase of F&M Bancshares, Inc.	—	—	818
Capital investment in bank subsidiary	(21,000)	—	(12,000)
Net cash used in investing activities	(21,000)	—	(11,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,248	2,006	133
Proceeds from initial public offering	—	—	57,138
Stock based compensation expense	1,780	1,501	1,351
Proceeds on borrowed funds	—	—	18,000
Paydowns of borrowed funds	—	—	(45,500)
Redemption of preferred stock	—	—	(11,550)
Preferred stock dividends	—	—	(559)
Issuance (repurchase) of treasury stock	—	38	(52)
Net cash provided by financing activities	6,028	3,545	18,961
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,349)	2,644	6,793
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,206	18,562	11,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,857	$21,206	$18,562

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net Income Attributable to Common	Earnings Per Share(1)
	Income	Income	Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2017
First quarter	$27,512	$24,128	$6,047	$0.46	$0.45
Second quarter	28,987	25,107	5,395	0.41	0.40
Third quarter	30,901	26,997	2,986	0.23	0.22
Fourth quarter	32,038	27,436	3,204	0.24	0.24

2016
First quarter	$23,451	$21,084	$6,355	$0.49	$0.49
Second quarter	24,527	21,949	5,254	0.41	0.40
Third quarter	26,319	23,409	5,471	0.42	0.42
Fourth quarter	26,481	23,422	5,771	0.45	0.44

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.