Form 10-Q
period 2018-03-31
Allegiance Bancshares, Inc.
filed 2018-05-08
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 4, 2018, there were 13,325,736 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
MARCH 31, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$143,176	$133,124
Interest-bearing deposits at other financial institutions	46,912	48,979
Total cash and cash equivalents	190,088	182,103

Available for sale securities, at fair value	307,411	309,615

Loans held for investment	2,290,494	2,270,876
Less: allowance for loan losses	(24,628)	(23,649)
Loans, net	2,265,866	2,247,227

Accrued interest receivable	10,521	12,194
Premises and equipment, net	18,605	18,477
Other real estate owned	365	365
Federal Home Loan Bank stock	14,128	12,862
Bank owned life insurance	22,563	22,422
Goodwill	39,389	39,389
Core deposit intangibles, net	3,079	3,274
Other assets	14,469	12,303
TOTAL ASSETS	$2,886,484	$2,860,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$694,880	$683,110
Interest-bearing
Demand	143,178	215,499
Money market and savings	583,967	554,051
Certificates and other time	862,777	761,314
Total interest-bearing deposits	1,589,922	1,530,864
Total deposits	2,284,802	2,213,974
Accrued interest payable	1,212	610
Borrowed funds	232,569	282,569
Subordinated debt	48,719	48,659
Other liabilities	7,194	7,554
Total liabilities	2,574,496	2,553,366
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,302,462 shares issued and outstanding at March 31, 2018 and 13,226,826 shares issued and outstanding at December 31, 2017	13,302	13,227
Capital surplus	219,760	218,408
Retained earnings	82,533	74,894
Accumulated other comprehensive (loss) income	(3,607)	336
Total shareholders’ equity	311,988	306,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,886,484	$2,860,231
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$30,117	$25,260
Securities:
Taxable	599	498
Tax-exempt	1,459	1,624
Deposits in other financial institutions	216	130
Total interest income	32,391	27,512
INTEREST EXPENSE:
Demand, money market and savings deposits	976	654
Certificates and other time deposits	2,785	1,957
Borrowed funds	1,036	653
Subordinated debt	705	120
Total interest expense	5,502	3,384
NET INTEREST INCOME	26,889	24,128
Provision for loan losses	653	1,343
Net interest income after provision for loan losses	26,236	22,785
NONINTEREST INCOME:
Nonsufficient funds fees	176	199
Service charges on deposit accounts	223	195
Bank owned life insurance income	141	148
Rebate from correspondent bank	444	233
Other	662	566
Total noninterest income	1,646	1,341
NONINTEREST EXPENSE:
Salaries and employee benefits	12,794	10,562
Net occupancy and equipment	1,272	1,427
Depreciation	407	400
Data processing and software amortization	1,053	695
Professional fees	469	895
Regulatory assessments and FDIC insurance	534	589
Core deposit intangibles amortization	195	195
Communications	248	247
Advertising	330	263
Other	1,415	1,276
Total noninterest expense	18,717	16,549
INCOME BEFORE INCOME TAXES	9,165	7,577
Provision for income taxes	1,454	1,530
NET INCOME	$7,711	$6,047

EARNINGS PER SHARE:
Basic	$0.58	$0.46
Diluted	$0.57	$0.45
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$7,711	$6,047
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(5,082)	1,197
Total other comprehensive (loss) income	(5,082)	1,197
Deferred tax benefit (expense) related to other comprehensive (loss) income	1,139	(419)
Other comprehensive (loss) income, net of tax	(3,943)	778
Comprehensive income	$3,768	$6,825
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				6,047			6,047
Other comprehensive income					778		778
Common stock issued in connection with the exercise of stock options and restricted stock awards	122,101	122	2,025				2,147
Repurchase of treasury stock						—	—
Stock based compensation expense			341				341
BALANCE AT MARCH 31, 2017	13,080,442	$13,080	$215,015	$63,309	$(2,274)	$—	$289,130

BALANCE AT JANUARY 1, 2018	13,226,826	$13,227	$218,408	$74,894	$336	$—	$306,865
Net income				7,711			7,711
Other comprehensive loss					(3,943)		(3,943)
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Notes 1)				(72)			(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,636	75	914				989
Stock based compensation expense			438				438
BALANCE AT MARCH 31, 2018	13,302,462	$13,302	$219,760	$82,533	$(3,607)	$—	$311,988
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,711	$6,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	602	595
Provision for loan losses	653	1,343
Excess tax benefit related to the exercise of stock options	(224)	(631)
Net amortization of premium on investments	832	826
Bank owned life insurance	(141)	(148)
Net accretion of discount on loans	(632)	(236)
Net amortization of discount on subordinated debentures	27	26
Net amortization of discount on certificates of deposit	(3)	(253)
Federal Home Loan Bank stock dividends	(67)	(46)
Stock based compensation expense	438	341
Decrease in accrued interest receivable and other assets	1,116	698
Increase in accrued interest payable and other liabilities	499	545
Net cash provided by operating activities	10,811	9,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	501,653	902,938
Purchase of available for sale securities	(505,363)	(903,331)
Net change in total loans	(18,660)	(93,996)
Purchase of bank premises and equipment	(1,076)	(557)
Net purchases of Federal Home Loan Bank stock	(1,199)	(6,642)
Net cash used in investing activities	(24,645)	(101,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	11,770	21,474
Net increase in interest-bearing deposits	59,061	120,908
Paydowns on borrowed funds	(50,000)	(10,000)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	988	2,147
Net cash provided by financing activities	21,819	134,529
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,985	42,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,103	142,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,088	$184,146
SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$—
Interest paid	4,900	3,421
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individuals through its 16 offices and one loan production office in Houston, Texas and the surrounding region. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
New Accounting Standards
Adoption of New Accounting Standards
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
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The new standard was effective for the Company on January 1, 2018 and did not have a significant impact on its consolidated financial statements and related disclosures.
ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities." ASU 2016-01 makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. The update also requires the use of exit prices to measure fair value for disclosure purposes as well as other enhanced disclosure requirements. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a significant impact on its financial statements and related disclosures. See Note 5 – Fair Value Disclosures for further information.
ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary assessments, the Company expects to change the classification of proceeds from settlement of BOLI policies, if any, from operating activities to investing activities. ASU 2016-15 was effective for the Company on January 1, 2018 and did not have a significant impact on its financial statements and related disclosures.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. Authoritative guidance and interpretation by regulatory bodies is ongoing, and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated. ASU 2018-02 is effective on January 1, 2019, with early adoption permitted. The Company early adopted and recognized a decrease to retained earnings of $72 thousand due to a reclassification on January 1, 2018.
Newly Issued But Not Yet Effective Accounting Standards

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan and securities portfolios as well as the

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

prevailing economic conditions and forecasts as of the adoption date. The Company has formed a cross functional team and with the assistance of a third-party provider is assessing the Company's data and system needs to evaluate the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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
2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2017	$39,389	$4,055
Amortization	—	(781)
Balance as of December 31, 2017	39,389	3,274
Amortization	—	(195)
Balance as of March 31, 2018	$39,389	$3,079
Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2018, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2018 is as follows (dollars in thousands):

Remaining 2018	$586
2019	781
2020	744
2021	484
2022	484
Thereafter	—
Total	$3,079

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

3. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,299	$142	$(59)	$8,382
Municipal securities	221,403	1,166	(4,281)	218,288
Agency mortgage-backed pass-through securities	36,197	74	(954)	35,317
Corporate bonds and other	46,077	—	(653)	45,424
Total	$311,976	$1,382	$(5,947)	$307,411

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615
As of March 31, 2018, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
The amortized cost and fair value of investment securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$11,873	$11,873
Due after one year through five years	71,990	71,051
Due after five years through ten years	92,765	91,478
Due after ten years	99,151	97,692
Subtotal	275,779	272,094
Agency mortgage-backed pass through securities	36,197	35,317
Total	$311,976	$307,411

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,342	$(34)	$531	$(25)	$3,873	$(59)
Municipal securities	100,904	(2,015)	55,389	(2,266)	156,293	(4,281)
Agency mortgage-backed pass-through securities	20,426	(507)	8,461	(447)	28,887	(954)
Corporate bonds and other	44,424	(653)	—	—	44,424	(653)
Total	$169,096	$(3,209)	$64,381	$(2,738)	$233,477	$(5,947)

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,110	$(9)	$595	$(15)	$3,705	$(24)
Municipal securities	42,249	(517)	56,483	(1,325)	98,732	(1,842)
Agency mortgage-backed pass-through securities	13,238	(105)	8,921	(256)	22,159	(361)
Corporate bonds and other	30,203	(179)	—	—	30,203	(179)
Total	$88,800	$(810)	$65,999	$(1,596)	$154,799	$(2,406)
No securities were sold during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $5.0 million at March 31, 2018 and $5.0 million at December 31, 2017, respectively. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$447,168	$457,129
Mortgage warehouse	41,572	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,108,537	1,080,247
Commercial real estate construction and land development	257,566	243,389
1-4 family residential (including home equity)	317,842	301,219
Residential construction	108,882	109,116
Consumer and other	8,927	10,320
Total loans	2,290,494	2,270,876
Allowance for loan losses	(24,628)	(23,649)
Loans, net	$2,265,866	$2,247,227
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	March 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,545	$—	$1,545	$6,153	$439,470	$447,168
Mortgage warehouse	—	—	—	—	41,572	41,572
Real estate:
Commercial real estate (including multi-family residential)	699	—	699	6,466	1,101,372	1,108,537
Commercial real estate construction and land development	75	—	75	—	257,491	257,566
1-4 family residential (including home equity)	1,164	—	1,164	754	315,924	317,842
Residential construction	1,787	—	1,787	—	107,095	108,882
Consumer and other	25	—	25	—	8,902	8,927
Total loans	$5,295	$—	$5,295	$13,373	$2,271,826	$2,290,494

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables.

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,036	$4,519	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	10,940	10,941	—
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	910	910	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	16,095	16,579	—

With an allowance recorded:
Commercial and industrial	7,047	7,443	2,723
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,919	8,104	569
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	14,966	15,547	3,292

Total:
Commercial and industrial	11,083	11,962	2,723
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,859	19,045	569
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	910	910	—
Residential construction	—	—	—
Consumer and other	—	—	—
	$31,061	$32,126	$3,292

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$11,461	$94	$15,742	$139
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,967	141	16,854	77
Commercial real estate construction and land development	209	3	72	—
1-4 family residential (including home equity)	927	4	575	1
Residential construction	—	—	—	—
Consumer and other	—	—	14	—
Total	$31,564	$242	$33,257	$217
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loan at March 31, 2018 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$419,105	$10,115	$1,610	$16,338	$—	$447,168
Mortgage warehouse	41,572	—	—	—	—	41,572
Real estate:
Commercial real estate (including multi-family residential)	1,045,532	24,830	3,067	35,108	—	1,108,537
Commercial real estate construction and land development	245,815	4,345	—	7,406	—	257,566
1-4 family residential (including home equity)	311,603	3,024	1,278	1,937	—	317,842
Residential construction	104,987	3,895	—	—	—	108,882
Consumer and other	8,851	75	—	1	—	8,927
Total loans	$2,177,465	$46,284	$5,955	$60,790	$—	$2,290,494
The following table presents the risk category of loans by class of loan at December 31, 2017:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$427,336	$10,274	$2,195	$17,324	$—	$457,129
Mortgage warehouse	69,456	—	—	—	—	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,016,831	23,039	4,685	35,692	—	1,080,247
Commercial real estate construction and land development	231,536	4,397	—	7,456	—	243,389
1-4 family residential (including home equity)	295,744	2,696	785	1,994	—	301,219
Residential construction	103,611	5,505	—	—	—	109,116
Consumer and other	10,207	111	—	2	—	10,320
Total loans	$2,154,721	$46,022	$7,665	$62,468	$—	$2,270,876

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31, 2018 and 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	1,440	—	(963)	20	160	4	(8)	653

Charge-offs	(367)	—	(40)	—	—	—	—	(407)
Recoveries	631	—	102	—	—	—	—	733
Net recoveries	264	—	62	—	—	—	—	326

Balance March 31, 2018	$9,398	$—	$9,352	$2,545	$2,300	$946	$87	$24,628

Allowance for loan losses:
Three Months Ended
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	806	—	208	391	(40)	(11)	(11)	1,343

Charge-offs	(627)	—	—	—	—	—	—	(627)
Recoveries	46	—	—	—	10	—	4	60
Net charge-offs	(581)	—	—	—	10	—	4	(567)

Balance March 31, 2017	$5,284	$—	$9,158	$1,608	$1,846	$737	$54	$18,687

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of March 31, 2018 and December 31, 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
March 31, 2018
Individually evaluated for impairment	$2,723	$—	$569	$—	$—	$—	$—	$3,292
Collectively evaluated for impairment	6,675	—	8,783	2,545	2,300	946	87	21,336
Total allowance for loan losses	$9,398	$—	$9,352	$2,545	$2,300	$946	$87	$24,628

December 31, 2017
Individually evaluated for impairment	$1,640	$—	$716	$—	$—	$—	$—	$2,356
Collectively evaluated for impairment	6,054	—	9,537	2,525	2,140	942	95	21,293
Total allowance for loan losses	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of March 31, 2018 and December 31, 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2018
Individually evaluated for impairment	$11,083	$—	$18,859	$209	$910	$—	$—	$31,061
Collectively evaluated for impairment	436,085	41,572	1,089,678	257,357	316,932	108,882	8,927	2,259,433
Total loans evaluated for impairment	$447,168	$41,572	$1,108,537	$257,566	$317,842	$108,882	$8,927	$2,290,494

December 31, 2017
Individually evaluated for impairment	$11,392	$—	$20,164	$209	$948	$—	$—	$32,713
Collectively evaluated for impairment	445,737	69,456	1,060,083	243,180	300,271	109,116	10,320	2,238,163
Total loans evaluated for impairment	$457,129	$69,456	$1,080,247	$243,389	$301,219	$109,116	$10,320	$2,270,876

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Troubled Debt Restructurings
As of March 31, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $25.4 million and $25.6 million, respectively. The Company allocated $1.9 million and $2.2 million of specific reserves for troubled debt restructurings at March 31, 2018 and December 31, 2017, respectively, and did not commit to lend additional amounts on these loans.
The following tables present information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2018 and 2017:

	As of March 31,
	2018			2017
	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	6	337	337	1	316	316
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	1	1,328	1,328
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	1	86	86
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	6	337	337	3	1,730	1,730
Troubled debt restructurings resulted in charge-offs of $17 thousand and $395 thousand during the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the Company added $337 thousand in new troubled debt restructurings, of which $314 thousand were still outstanding on March 31, 2018.
5. FAIR VALUE
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$190,088	$190,088	$—	$—	$190,088
Available for sale securities	307,411	—	307,411	—	307,411
Loans held for investment, net of allowance	2,265,866	—	—	2,257,861	2,257,861
FHLB stock	14,128	N/A	N/A	N/A	N/A
Accrued interest receivable	10,521	2	2,060	8,459	10,521

Financial liabilities
Deposits	$2,284,802	$—	$2,276,516	$—	$2,276,516
Accrued interest payable	1,212	—	1,212	—	1,212
Borrowed funds	232,569	—	237,498	—	237,498
Subordinated debt and subordinated debentures	48,719	—	48,719	—	48,719

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$182,103	$182,103	$—	$—	$182,103
Available for sale securities	309,615	—	309,615	—	309,615
Loans held for investment, net of allowance	2,247,227	—	—	2,238,721	2,238,721
FHLB stock	12,862	N/A	N/A	N/A	N/A
Accrued interest receivable	12,194	3	3,296	8,895	12,194

Financial liabilities
Deposits	$2,213,974	$—	$2,209,111	$—	$2,209,111
Accrued interest payable	610	—	610	—	610
Borrowed funds	282,569	—	288,887	—	288,887
Subordinated debt and subordinated debentures	48,659	—	48,659	—	48,659
The following tables present fair values for assets measured at fair value on a recurring basis:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,382	$—	$8,382
Municipal securities	—	218,288	—	218,288
Agency mortgage-backed pass-through securities	—	35,317	—	35,317
Corporate bonds and other	—	45,424	—	45,424
Total	$—	$307,411	$—	$307,411

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,715	$—	$8,715
Municipal securities	—	222,958	—	222,958
Agency mortgage-backed pass-through securities	—	31,812	—	31,812
Corporate bonds and other	—	46,130	—	46,130
Total	$—	$309,615	$—	$309,615
There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017. There were no transfers between levels during the three months ended March 31, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	As of March 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,720
Commercial real estate (including multi-family residential)	—	—	7,535
Other real estate owned	—	—	365
	$—	$—	$12,620

	As of December 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,012
Commercial real estate (including multi-family residential)	—	—	7,478
Other real estate owned	—	—	365
	$—	$—	$11,855
Impaired Loans with Specific Allocation of Allowance
During the three months ended March 31, 2018 and the year ended December 31, 2017, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At March 31, 2018, the total reported fair value of impaired loans of $12.3 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $15.5 million that was reduced by specific allowance allocations totaling $3.3 million. At December 31, 2017, the total reported fair value of impaired loans of $11.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $13.8 million that was reduced by specific allowance allocations totaling $2.4 million.
Other Real Estate Owned
At March 31, 2018 and December 31, 2017, the balance of other real estate owned consisted of a $365 thousand foreclosed commercial real estate property recorded as a result of obtaining physical possession of the property. At March 31, 2018, there was no formal foreclosure in process on this other real estate owned.
6. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at March 31, 2018 and December 31, 2017 were $260.6 million and $227.4 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$575,405
After one but within two years	112,102
After two but within three years	38,811
After three but within four years	36,764
After four but within five years	99,695
Total	$862,777

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The Company has $243.2 million and $314.8 million of brokered deposits as of March 31, 2018 and December 31, 2017, respectively; and there are no major concentrations of deposits with any one depositor at March 31, 2018 and December 31, 2017. Included in these amounts are reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network of $73.1 million and $68.4 million, at March 31, 2018 and December 31, 2017, respectively.
7. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2018, the Company had a total borrowing capacity of $1.00 billion, of which $702.4 million was available and $298.9 million was outstanding. FHLB advances of $232.0 million were outstanding at March 31, 2018, at a weighted average interest rate of 1.91%. Letters of credit were $66.9 million at March 31, 2018, of which $7.1 million will expire in July 2018, $15.1 million will expire in August 2018, $7.0 million will expire in September 2018, $25.0 million will expire in October 2018, $6.1 million will expire in December 2018, $1.7 million will expire in January 2019, $3.1 million will expire in February 2019, $300 thousand will expire in December 2019 and $1.5 million will expire in January 2020.
In 2015, the Company borrowed an additional $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. The credit agreement matures in December 2021. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares, Inc. owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At March 31, 2018, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.25%, at March 31, 2018, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

Remaining 2018	$—
2019	—
2020	—
2021	569
Total	$569
8. SUBORDINATED DEBT
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a carrying fair value at March 31, 2018 of $9.3 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2018, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035

(1)	The 3-month LIBOR in effect as of March 31, 2018 was 2.1796%.

(2)	All debentures are currently callable.
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
9. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2018 and 2017, income tax expense was $1.5 million, for both periods. The effective income tax rate for the three months ended March 31, 2018 and 2017 was 15.9% and 20.2%, respectively. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the Tax Act enacted on December 22, 2017, which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

positions and does not have any interest and penalties recorded in the income statement for the three months ended March 31, 2018 and 2017. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2014.
10. STOCK BASED COMPENSATION
During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,900,000, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $438 thousand and $341 thousand for the three months ended March 31, 2018 and 2017, respectively.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of March 31, 2018. Under the Plan, options are exercisable up to 10 years from the date of the grant and are fully vested 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity in the stock option plan during the three months ended March 31, 2018 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2018	775	$19.94	5.72	$13,718
Options granted	4	40.40
Options exercised	(74)	12.94
Options forfeited	(9)	29.10
Options outstanding, March 31, 2018	696	$20.72	5.82	$12,850
Options vested and exercisable, March 31, 2018	475	$18.00	4.83	$10,043
Restricted Stock Awards
During the three months ended March 31, 2018, the Company issued 300 shares of restricted stock. The forfeiture restrictions on restricted stock shares generally lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2018	41	$30.46
Share awards granted	—	40.40
Share awards vested	(10)	23.66
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, March 31, 2018	31	$31.49
11. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$254,424	$342,980	$369,573	$250,467
Standby letters of credit	15,212	1,725	15,445	1,725
Total	$269,636	$344,705	$385,018	$252,192
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.75% to 7.50% with a weighted average maturity and rate of 2.16 years and 5.01%, respectively.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

12. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of March 31, 2018 and December 31, 2017 the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
MARCH 31, 2018
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at March 31, 2018 and December 31, 2017:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2018
Total Capital (to risk weighted assets)	$346,474	13.72%	$201,989	8.00%	$249,330	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	273,127	10.82%	113,619	4.50%	160,960	6.375%	N/A	N/A
Tier I Capital (to risk weighted assets)	282,458	11.19%	151,492	6.00%	198,833	7.875%	N/A	N/A
Tier I Capital (to average tangible assets)	282,458	9.98%	113,180	4.00%	113,180	4.000%	N/A	N/A

As of December 31, 2017
Total Capital (to risk weighted assets)	$336,829	13.43%	$200,687	8.00%	$232,044	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	264,521	10.54%	112,886	4.50%	144,244	5.750%	N/A	N/A
Tier I Capital (to risk weighted assets)	273,825	10.92%	150,515	6.00%	181,872	7.250%	N/A	N/A
Tier I Capital (to average tangible assets)	273,825	9.84%	111,274	4.00%	96,708	4.000%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2018
Total Capital (to risk weighted assets)	$340,358	13.49%	$201,890	8.00%	$249,208	9.875%	$252,362	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	276,342	10.95%	113,563	4.50%	160,881	6.375%	164,035	6.50%
Tier I Capital (to risk weighted assets)	276,342	10.95%	151,417	6.00%	198,735	7.875%	201,890	8.00%
Tier I Capital (to average tangible assets)	276,342	9.77%	113,132	4.00%	113,132	4.000%	141,415	5.00%

As of December 31, 2017
Total Capital (to risk weighted assets)	$331,872	13.24%	$200,596	8.00%	$231,939	9.250%	$250,745	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	268,868	10.72%	112,835	4.50%	144,179	5.750%	162,985	6.50%
Tier I Capital (to risk weighted assets)	268,868	10.72%	150,447	6.00%	181,790	7.250%	200,596	8.00%
Tier I Capital (to average tangible assets)	268,868	9.67%	111,230	4.00%	111,230	4.000%	139,037	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

13. EARNINGS PER COMMON SHARE
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

	Three Months Ended March 31,
	2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$7,711		$6,047
Basic:
Weighted average common shares outstanding	13,262	$0.58	13,021	$0.46
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	280		356
Total	13,542	$0.57	13,377	$0.45
Stock options for 19 thousand shares were not considered in computing diluted earnings per common share as of March 31, 2018 because they were antidilutive. There were no antidilutive shares as of March 31, 2017.
14. SUBSEQUENT EVENT
On April 30, 2018, Allegiance announced the signing of a definitive merger agreement with Post Oak Bancshares, Inc. (“Post Oak”), the holding company of Post Oak Bank, N.A., whereby Post Oak will be merged with and into Allegiance. Post Oak operates thirteen (13) banking locations: twelve (12) located throughout the greater Houston MSA and one in Beaumont, just outside of the Houston MSA. As of March 31, 2018, Post Oak, on a consolidated basis, reported total assets of $1.43 billion, total loans of $1.15 billion and total deposits of $1.24 billion. Under the terms of the definitive agreement, Allegiance will issue 0.7017 shares of Allegiance common stock for each outstanding share of, and option to purchase a share of, Post Oak capital stock, subject to certain conditions and potential adjustments.
The merger has been approved by the boards of directors of both companies and is expected to close during the fourth quarter of 2018, although delays may occur. The transaction is subject to certain conditions, including the approval by Allegiance and Post Oak shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the first quarter of 2019.
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
Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.
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
Select strategic acquisitions. We intend to continue to expand our market position in the Houston metropolitan area through organic growth, including the development of de novo branch locations, and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.

Critical Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:
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
Results of Operations
Net income was $7.7 million, or $0.57 per diluted share, for the first quarter 2018 compared to $6.0 million, or $0.45 per diluted share, for the first quarter 2017. Annualized returns on average assets and average equity were 1.09% and 10.10%. respectively, compared to 0.96% and 8.61%, respectively, for the the three months ended March 31, 2018 and 2017, respectively.
The efficiency ratio increased to 65.59% for the first quarter 2018 from 64.98% for the first quarter 2017. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.
Net Interest Income
Three months ended March 31, 2018 compared with three months ended March 31, 2017. Net interest income before the provision for loan losses for the three months ended March 31, 2018 was $26.9 million compared with $24.1 million for the three months ended March 31, 2017, an increase of $2.8 million, or 11.4%. The increase in net interest income was primarily due to the increase in average interest-earning assets partially offset by interest expense on the subordinated debt that was issued in December 2017. The increase in our average interest-earning assets during the first quarter 2018 as compared to the first quarter 2017 was primarily due to organic loan growth.
Interest income was $32.4 million for the three months ended March 31, 2018, an increase of $4.9 million, or 17.7%, compared with the three months ended March 31, 2017, primarily due to an increase in interest income and fees on loans as a result of an increase of $315.2 million, or 13.7%, in average interest-earning assets for the same periods.

Interest expense was $5.5 million for the three months ended March 31, 2018, an increase of $2.1 million, or 62.6%, compared to the three months ended March 31, 2017. This increase was primarily due to an increase in average interest-bearing liabilities and an increase in the funding costs on interest-bearing liabilities. Average interest-bearing liabilities increased $226.3 million, or 13.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in average interest-bearing liabilities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the increase in average interest-bearing deposits of $282.3 million and the increase in average subordinated debt of $39.4 million. The significant increase in interest-bearing deposits for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was impacted by the increase in average certificates and other time deposits of $115.2 million, or 16.8%, and the increase in interest-bearing demand deposits of $101.5 million, or 77.5%, for the same period. Additionally, interest expense increased due to the increase in the average cost of interest-bearing liabilities to 118 basis points for the three months ended March 31, 2018 compared to 83 basis points for the same period in 2017.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2018 was 4.20%, a decrease of 18 basis points compared to 4.38% for the three months ended March 31, 2017 primarily due to an increase in interest expense on the subordinated debt issuance and certificates of deposit. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the first quarter 2018 increased over the same period in 2017. The average yield on interest-earning assets, 5.01%, and the average rate paid on interest-bearing liabilities, 1.18%, as of March 31, 2018 were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% and 35% federal tax rate for the three months ended March 31, 2018 and 2017, respectively, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,260,119	$30,117	5.40%	$1,928,333	$25,260	5.31%
Securities	312,769	2,058	2.67%	325,911	2,122	2.64%
Deposits in other financial institutions	49,897	216	1.75%	53,338	130	0.99%
Total interest-earning assets	2,622,785	$32,391	5.01%	2,307,582	$27,512	4.84%
Allowance for loan losses	(23,949)			(18,200)
Noninterest-earning assets	272,430			259,315
Total assets	$2,871,266			$2,548,697

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$232,375	$317	0.55%	$130,909	$100	0.31%
Money market and savings deposits	552,396	659	0.48%	486,779	554	0.46%
Certificates and other time deposits	800,343	2,785	1.41%	685,169	1,957	1.16%
Borrowed funds	250,414	1,036	1.68%	345,848	653	0.77%
Subordinated debt	48,684	705	5.87%	9,205	120	5.28%
Total interest-bearing liabilities	1,884,212	$5,502	1.18%	1,657,910	$3,384	0.83%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	669,258			600,006
Other liabilities	8,251			5,892
Total liabilities	2,561,721			2,263,808
Shareholders' equity	309,545			284,889
Total liabilities and shareholders' equity	$2,871,266			$2,548,697

Net interest rate spread			3.82%			4.01%

Net interest income and margin(1)		$26,889	4.16%		$24,128	4.24%

Net interest income and margin (tax equivalent)(2)		$27,174	4.20%		$24,907	4.38%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended March 31, 2018 and March 31, 2017, respectively, and other applicable effective tax rates.

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

	For the Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$4,332	$525	$4,857
Securities	(86)	22	(64)
Deposits in other financial institutions	(8)	94	86
Total increase in interest income	4,238	641	4,879

Interest-bearing Liabilities:
Interest-bearing demand deposits	78	139	217
Money market and savings deposits	72	33	105
Certificates and other time deposits	331	497	828
Borrowed funds	(180)	563	383
Subordinated debt	514	71	585
Total increase in interest expense	815	1,303	2,118
Increase (decrease) in net interest income	$3,423	$(662)	$2,761
Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at March 31, 2018 and December 31, 2017 was $24.6 million and $23.6 million, respectively, representing 1.08% and 1.04% of total loans as of such dates. Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults, and recovery rates. No carryover of any allowance for loan losses occurs when loans are acquired. We recorded a $653 thousand provision for loan losses for the quarter ended March 31, 2018 and a $1.3 million provision for the quarter ended March 31, 2017.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2018 compared with three months ended March 31, 2017. Noninterest income totaled $1.6 million for the three months ended March 31, 2018 compared with $1.3 million for the same period in 2017, an increase of $305 thousand, or 22.7%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$176	$199	$(23)
Service charges on deposit accounts	223	195	28
Bank owned life insurance income	141	148	(7)
Debit card and ATM card income	269	205	64
Rebate from correspondent bank	444	233	211
Other(1)	393	361	32
Total noninterest income	$1,646	$1,341	$305

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended March 31, 2018 compared with three months ended March 31, 2017. Noninterest expense was $18.7 million for the three months ended March 31, 2018 compared to $16.5 million for the three months ended March 31, 2017, an increase of $2.2 million, or 13.1%. This increase was primarily due to increased salaries and benefits related to supporting strategic growth initiatives.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$12,794	$10,562	$2,232
Net occupancy and equipment	1,272	1,427	(155)
Depreciation	407	400	7
Data processing and software amortization	1,053	695	358
Professional fees	469	895	(426)
Regulatory assessments and FDIC insurance	534	589	(55)
Core deposit intangibles amortization	195	195	—
Communications	248	247	1
Advertising	330	263	67
Other real estate expense	92	128	(36)
Printing and supplies	69	69	—
Other	1,254	1,079	175
Total noninterest expense	$18,717	$16,549	$2,168

(1)	Total salaries and employee benefits includes $438 thousand and $341 thousand for the three months ended March 31, 2018 and 2017, respectively, in stock based compensation expense.
Salaries and Employee Benefits. Salaries and benefits increased $2.2 million, or 21.1%, for the three months ended March 31, 2018 compared to the same period in 2017. This increase was primarily attributable to additional employees hired to support our growth.
Professional Fees. Professional fees decreased $426 thousand, or 47.6%, for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in professional fees incurred to enhance the operational and regulatory requirements applicable to a larger bank as we pursue our growth strategy.

Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of securities, which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 65.59% for the three months ended March 31, 2018 compared to 64.98% for the three months ended March 31, 2017, respectively.
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
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $76 thousand, or 5.0%, to $1.5 million for the three months ended March 31, 2018 compared with $1.5 million for the same period in 2017. Our effective tax rates were 15.9% and 20.2% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Act enacted on December 22, 2017.
Financial Condition
Loan Portfolio
At March 31, 2018, total loans were $2.29 billion, an increase of $19.6 million, or 0.9%, compared with December 31, 2017, primarily due to organic growth within our loan portfolio.
Total loans as a percentage of deposits were 100.2% and 102.6% as of March 31, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 79.4% for both March 31, 2018 and December 31, 2017.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$447,168	19.5%	$457,129	20.1%
Mortgage warehouse	41,572	1.8%	69,456	3.1%
Real estate:
Commercial real estate (including multi-family residential)	1,108,537	48.4%	1,080,247	47.5%
Commercial real estate construction and land development	257,566	11.2%	243,389	10.7%
1-4 family residential (including home equity)	317,842	13.9%	301,219	13.3%
Residential construction	108,882	4.8%	109,116	4.8%
Consumer and other	8,927	0.4%	10,320	0.5%
Total loans	2,290,494	100.0%	2,270,876	100.0%
Allowance for loan losses	(24,628)		(23,649)
Loans, net	$2,265,866		$2,247,227

The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $10.0 million, or 2.2%, to $447.2 million as of March 31, 2018 from $457.1 million as of December 31, 2017.
Our exposure to oil and gas exploration and production companies is roughly 2.8% of our total loan portfolio as of March 31, 2018. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 3.5% at March 31, 2018. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.
Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $27.9 million, or 40.1%, to $41.6 million as of March 31, 2018 from $69.5 million at December 31, 2017.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2018 and December 31, 2017, 51.9% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $28.3 million, or 2.6%, to $1.11 billion as of March 31, 2018 from $1.08 billion as of December 31, 2017, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased slightly to $67.3 million as of March 31, 2018 from $67.2 million as of December 31, 2017. We had 104 multi-family loans with an average loan size of $648 thousand as of March 31, 2018.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $14.2 million, or 5.8%, to $257.6 million as of March 31, 2018 compared to $243.4 million as of December 31, 2017 as a result of organic loan growth.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $16.6 million, or 5.5%, to $317.8 million as of March 31, 2018 from $301.2 million as of December 31, 2017. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $2.4 million, or 5.5%, to $46.2 million as of March 31, 2018 from $43.8 million as of December 31, 2017.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased slightly to $108.9 million as of March 31, 2018 from $109.1 million as of December 31, 2017.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased slightly to $8.9 million as of March 31, 2018 from $10.3 million as of December 31, 2017.

Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $13.4 million and $13.3 million in nonperforming loans as of March 31, 2018 and December 31, 2017, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$6,153	$6,437
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,466	6,110
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	754	781
Residential construction	—	—
Consumer and other	—	—
Total nonaccrual loans	13,373	13,328
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	13,373	13,328
Other real estate	365	365
Repossessed assets	443	205
Total nonperforming assets	$14,181	$13,898
Restructured loans(1)	$17,290	$17,526
Nonperforming assets to total assets	0.49%	0.49%
Nonperforming loans to total loans	0.58%	0.59%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are classified as substandard and consist of accruing, restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2018 and December 31, 2017, we had $17.6 million and $17.9 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2018, potential problem loans consisted of nineteen credit relationships. Of the total outstanding balance at March 31, 2018, 46.3% related to one customer in the hospitality industry, 24.3% related to 8 customers in an energy-related industry, 15.4% related to two customers in the residential leasing industry, 7.0% related to one customer in the manufacturing industry, 2.6% related to one customer in the convenience store industry, 2.1% related to two customers in the commercial services industry, 1.9% related to one customer in the consumer services industry and 0.5% related to three customers in the freight transportation industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at March 31, 2018 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.

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
All loans acquired from F&M Bancshares were recorded at fair value without a carryover of the F&M Bancshares allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the date of the F&M Bancshares acquisition was $6.0 million, or 1.47%, on loans acquired. The remaining discount on F&M Bancshares acquired loans as of March 31, 2018 was $147 thousand, or 0.16%. The discount on purchased loans considers anticipated credit losses on that portfolio, therefore no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.
At March 31, 2018, our allowance for loan losses amounted to $24.6 million, or 1.08%, of total loans compared with $23.6 million, or 1.04%, as of December 31, 2017. The increase in the allowance of $979 thousand for the three months ended March 31, 2018 as compared to the year ended December 31, 2017 was primarily due to an increase in the required reserve associated with organic loan growth. We believe that the allowance for loan losses at March 31, 2018 and December 31, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net recoveries to average loans outstanding was 0.06% for the three months ended March 31, 2018 compared to annualized net charge-offs of 0.12% for the three months ended March 31, 2017 and 0.36% for the year ended December 31, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,260,119	$1,928,333
Gross loans outstanding at end of period	2,290,494	1,986,438
Allowance for loan losses at beginning of period	23,649	17,911
Provision for loan losses	653	1,343
Charge-offs:
Commercial and industrial loans	(367)	(627)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(40)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total charge-offs for all loan types	(407)	(627)
Recoveries:
Commercial and industrial loans	631	46
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	102	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	10
Residential construction	—	—
Consumer and other	—	4
Total recoveries for all loan types	733	60
Net recoveries (charge-offs)	326	(567)
Allowance for loan losses at end of period	$24,628	$18,687
Allowance for loan losses to total loans	1.08%	0.94%
Net (recoveries) charge-offs to average loans(1)	(0.06)%	0.12%
Allowance for loan losses to nonperforming loans	184.16%	96.75%

(1)	Interim period annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2018, the carrying amount of investment securities totaled $307.4 million, a decrease of $2.2 million, or 0.7%, compared with $309.6 million as of December 31, 2017. Securities represented 10.7% and 10.8% of total assets as of March 31, 2018 and December 31, 2017, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,299	$142	$(59)	$8,382
Municipal securities	221,403	1,166	(4,281)	218,288
Agency mortgage-backed pass-through securities	36,197	74	(954)	35,317
Corporate bonds and other	46,077	—	(653)	45,424
Total	$311,976	$1,382	$(5,947)	$307,411

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615
As of March 31, 2018, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2018, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	March 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,019	1.46%	$2,523	3.33%	$1,401	3.44%	$2,356	2.75%	$8,299	2.73%
Municipal securities	2,348	2.08%	33,891	2.01%	88,369	2.95%	96,795	3.82%	221,403	3.18%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	4,740	2.22%	31,457	2.90%	36,197	2.81%
Corporate bonds and other	7,506	2.19%	35,575	2.43%	2,996	4.30%	—	0.00%	46,077	2.51%
Total	$11,873	2.04%	$71,989	2.26%	$97,506	2.97%	$130,608	3.58%	$311,976	3.02%

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,018	1.46%	$2,516	3.33%	$1,396	3.44%	$2,577	2.75%	$8,507	2.73%
Municipal securities	1,263	2.56%	26,841	2.37%	82,981	3.21%	111,245	4.48%	222,330	3.74%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,074	2.29%	26,940	2.90%	32,014	2.81%
Corporate bonds and other	7,552	2.19%	29,538	2.45%	9,157	2.99%	—	0.00%	46,247	2.51%
Total	$10,833	2.10%	$58,895	2.45%	$98,608	3.14%	$140,762	4.15%	$309,098	3.43%
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
As of March 31, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.67% during the three months ended March 31, 2018 compared with 2.64% for the three months ended March 31, 2017. The increase in average yield during the first three months of 2018 compared to the same period in 2017 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.
Goodwill and Core Deposit Intangible Assets
Our goodwill as of March 31, 2018 and December 31, 2017 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of March 31, 2018 and December 31, 2017, was $3.1 million and $3.3 million, respectively. Core deposit intangible assets are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at March 31, 2018 were $2.28 billion, an increase of $70.8 million, or 3.2%, compared with $2.21 billion at December 31, 2017. Noninterest-bearing deposits at March 31, 2018 were $694.9 million, an increase of $11.8 million, or 1.7%, compared with $683.1 million at December 31, 2017. Interest-bearing deposits at March 31, 2018 were $1.59 billion, an increase of $59.1 million, or 3.9%, compared with $1.53 billion at December 31, 2017.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2018, we had a total borrowing capacity of $1.00 billion, of which $702.4 million was available and $298.9 million was outstanding. FHLB advances of $232.0 million were outstanding at March 31, 2018, at a weighted average interest rate of 1.91%. Letters of credit were $66.9 million at March 31, 2018, of which $7.1 million will expire in July 2018, $15.1 million will expire in August 2018, $7.0 million will expire in September 2018, $25.0 million will expire in October 2018, $6.1 million will expire in December 2018, $1.7 million will expire in January 2019, $3.1 million will expire in February 2019, $300 thousand will expire in December 2019 and $1.5 million will expire in January 2020.
Credit Agreement
In January 2015, we borrowed an additional $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, we paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.25%, at March 31, 2018, and is paid quarterly. As of March 31, 2018 and December 31, 2017, we had $569 thousand of indebtedness owed under the credit agreement. Our revolving credit agreement matures in December 2021 and is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. At March 31, 2018, we believe we are in compliance with our debt covenants and have not been made aware of any noncompliance by the lender.
Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at March 31, 2018 of $9.3 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.
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
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of March 31, 2018 and December 31, 2017 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$569	$—	$569
Operating leases	1,724	1,901	2,655	7,453	13,733
Total	$1,724	$1,901	$3,224	$7,453	$14,302

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	1,806	1,030	1,950	4,673	9,459
Total	$1,806	$1,030	$1,950	$5,242	$10,028

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
As of March 31, 2018 and December 31, 2017, we had outstanding $597.4 million and $620.0 million, respectively, in commitments to extend credit and $16.9 million and $17.2 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2018 and the year ended December 31, 2017, our liquidity needs have been primarily met by core deposits, borrowings, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $331.8 million, or 17.2%, for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.4 years and modified duration of 5.4 years at March 31, 2018, and a weighted average life of 6.5 years and modified duration of 5.5 years at December 31, 2017.
As of March 31, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of March 31, 2018 and December 31, 2017, the Bank was well capitalized.
Total shareholder’s equity was $312.0 million at March 31, 2018, compared with $306.9 million at December 31, 2017, an increase of $5.1 million, or 1.7%. This increase was primarily the result of net income of $7.7 million for the three months ended March 31, 2018.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
The Company
As of March 31, 2018
Total capital (to risk weighted assets)	13.72%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.82%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	11.19%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	9.98%	4.00%	4.000%	N/A

As of December 31, 2017
Total capital (to risk weighted assets)	13.43%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.54%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	10.92%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	9.84%	4.00%	4.000%	N/A

The Bank
As of March 31, 2018
Total capital (to risk weighted assets)	13.49%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.95%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	10.95%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	9.77%	4.00%	4.000%	5.00%

As of December 31, 2017
Total capital (to risk weighted assets)	13.24%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.72%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.72%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.67%	4.00%	4.000%	5.00%
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
+300	(6.8)%	(6.2)%	(8.3)%	(9.0)%
+200	(4.4)%	(4.1)%	(5)%	(5.4)%
+100	(2.3)%	(2.1)%	(2.1)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.2)%	(1.9)%	(1.3)%	(1.9)%
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
ITEM  1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of March 31, 2018, there were no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
None.

ITEM  6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization by and between Allegiance Bancshares, Inc. and Post Oak Bancshares, Inc. dated April 30, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 1, 2018)

3.1
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

Allegiance Bancshares, Inc. (Registrant)

Date: May 8, 2018	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: May 8, 2018	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer