Form 10-Q
period 2018-06-30
Allegiance Bancshares, Inc.
filed 2018-08-03
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2018, there were 13,367,590 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
JUNE 30, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$153,537	$133,124
Interest-bearing deposits at other financial institutions	47,108	48,979
Total cash and cash equivalents	200,645	182,103

Available for sale securities, at fair value	300,897	309,615

Loans held for investment	2,358,675	2,270,876
Less: allowance for loan losses	(23,831)	(23,649)
Loans, net	2,334,844	2,247,227

Accrued interest receivable	12,413	12,194
Premises and equipment, net	19,049	18,477
Other real estate owned	1,710	365
Federal Home Loan Bank stock	16,806	12,862
Bank owned life insurance	22,701	22,422
Goodwill	39,389	39,389
Core deposit intangibles, net	2,883	3,274
Other assets	15,089	12,303
TOTAL ASSETS	$2,966,426	$2,860,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$749,787	$683,110
Interest-bearing
Demand	174,665	215,499
Money market and savings	495,214	554,051
Certificates and other time	894,120	761,314
Total interest-bearing deposits	1,563,999	1,530,864
Total deposits	2,313,786	2,213,974
Accrued interest payable	977	610
Borrowed funds	275,569	282,569
Subordinated debt	48,779	48,659
Other liabilities	7,427	7,554
Total liabilities	2,646,538	2,553,366
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,340,919 shares issued and outstanding at June 30, 2018 and 13,226,826 shares issued and outstanding at December 31, 2017	13,341	13,227
Capital surplus	220,665	218,408
Retained earnings	90,089	74,894
Accumulated other comprehensive (loss) income	(4,207)	336
Total shareholders’ equity	319,888	306,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,966,426	$2,860,231
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$31,846	$26,736	$61,963	$51,996
Securities:
Taxable	646	503	1,245	1,001
Tax-exempt	1,451	1,591	2,910	3,215
Deposits in other financial institutions	250	157	466	287
Total interest income	34,193	28,987	66,584	56,499
INTEREST EXPENSE:
Demand, money market and savings deposits	887	702	1,863	1,356
Certificates and other time deposits	3,284	2,283	6,069	4,240
Borrowed funds	1,472	761	2,508	1,414
Subordinated debt	734	134	1,439	254
Total interest expense	6,377	3,880	11,879	7,264
NET INTEREST INCOME	27,816	25,107	54,705	49,235
Provision for loan losses	631	3,007	1,284	4,350
Net interest income after provision for loan losses	27,185	22,100	53,421	44,885
NONINTEREST INCOME:
Nonsufficient funds fees	214	184	390	383
Service charges on deposit accounts	106	205	329	400
Gain on sale of other real estate	1	—	1	—
Bank owned life insurance income	138	146	279	294
Rebate from correspondent bank	564	336	1,008	569
Other	782	606	1,444	1,172
Total noninterest income	1,805	1,477	3,451	2,818
NONINTEREST EXPENSE:
Salaries and employee benefits	12,778	10,415	25,572	20,977
Net occupancy and equipment	1,367	1,302	2,639	2,729
Depreciation	433	398	840	798
Data processing and software amortization	1,356	719	2,409	1,414
Professional fees	1,126	987	1,595	1,882
Regulatory assessments and FDIC insurance	509	569	1,043	1,158
Core deposit intangibles amortization	196	196	391	391
Communications	259	233	507	480
Advertising	342	288	672	551
Other	1,494	1,354	2,909	2,630
Total noninterest expense	19,860	16,461	38,577	33,010
INCOME BEFORE INCOME TAXES	9,130	7,116	18,295	14,693
Provision for income taxes	1,574	1,721	3,028	3,251
NET INCOME	$7,556	$5,395	$15,267	$11,442

EARNINGS PER SHARE:
Basic	$0.57	$0.41	$1.15	$0.88
Diluted	$0.55	$0.40	$1.12	$0.85
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$7,556	$5,395	$15,267	$11,442
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(759)	4,183	(5,841)	5,380
Total other comprehensive (loss) income	(759)	4,183	(5,841)	5,380
Deferred tax benefit (expense) related to other comprehensive (loss) income	159	(1,465)	1,298	(1,884)
Other comprehensive (loss) income, net of tax	(600)	2,718	(4,543)	3,496
Comprehensive income	$6,956	$8,113	$10,724	$14,938
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				11,442			11,442
Other comprehensive income					3,496		3,496
Common stock issued in connection with the exercise of stock options and restricted stock awards	194,712	195	2,712				2,907
Stock based compensation expense			797				797
BALANCE AT JUNE 30, 2017	13,153,053	$13,153	$216,158	$68,704	$444	$—	$298,459

BALANCE AT JANUARY 1, 2018	13,226,826	$13,227	$218,408	$74,894	$336	$—	$306,865
Net income				15,267			15,267
Other comprehensive loss					(4,543)		(4,543)
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Note 1)				(72)			(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	114,093	114	1,422				1,536
Stock based compensation expense			835				835
BALANCE AT JUNE 30, 2018	13,340,919	$13,341	$220,665	$90,089	$(4,207)	$—	$319,888
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,267	$11,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,231	1,189
Provision for loan losses	1,284	4,350
Excess tax benefit related to the exercise of stock options	(325)	(959)
Net amortization of premium on investments	1,627	1,678
Bank owned life insurance	(279)	(294)
Net accretion of discount on loans	(207)	(408)
Net amortization of discount on subordinated debentures	55	53
Net amortization of discount on certificates of deposit	(3)	(3)
Net gain on sale of other real estate	(1)	—
Federal Home Loan Bank stock dividends	(149)	(118)
Stock based compensation expense	835	797
Increase in accrued interest receivable and other assets	(1,745)	(3,004)
Increase in accrued interest payable and other liabilities	630	1,973
Net cash provided by operating activities	18,220	16,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,813,074	2,004,385
Proceeds from sales of available for sale securities	—	9,000
Purchase of available for sale securities	(1,811,824)	(2,014,496)
Net change in total loans	(90,038)	(222,722)
Purchase of bank premises and equipment	(1,446)	(1,057)
Net purchases of Federal Home Loan Bank stock	(3,795)	(3,382)
Net cash used in investing activities	(94,029)	(228,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	66,677	68,776
Net increase in interest-bearing deposits	33,138	160,286
Proceeds from borrowed funds	—	25,000
Paydowns on borrowed funds	(7,000)	—
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	1,536	2,907
Net cash provided by financing activities	94,351	256,969
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,542	45,393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,103	142,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,645	$187,491
SUPPLEMENTAL INFORMATION:
Income taxes paid	$3,300	$3,100
Interest paid	6,010	7,080
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The new standard was effective for the Company on January 1, 2018 and did not have a significant impact on its consolidated financial statements and related disclosures.
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
ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. ASU 2016-15 was effective for the Company on January 1, 2018 and did not have a significant impact on its financial statements and related disclosures.

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
Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-02 “Leases (Topic 842)." ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. While the Company is currently evaluating the impact of adopting ASU 2016-02, it is aware that the adoption will result in an increase in right-of-use assets and lease liabilities recorded on our balance sheet.

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of January 1, 2017	$39,389	$4,055
Amortization	—	(781)
Balance as of December 31, 2017	39,389	3,274
Amortization	—	(391)
Balance as of June 30, 2018	$39,389	$2,883
Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2018, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2018 is as follows (dollars in thousands):

Remaining 2018	$390
2019	781
2020	744
2021	484
2022	484
Thereafter	—
Total	$2,883

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

3. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$6,290	$101	$(70)	$6,321
Municipal securities	220,407	1,022	(4,556)	216,873
Agency mortgage-backed pass-through securities	41,078	55	(1,163)	39,970
Corporate bonds and other	38,446	—	(713)	37,733
Total	$306,221	$1,178	$(6,502)	$300,897

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615
As of June 30, 2018, the Company’s management does not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.
The amortized cost and fair value of investment securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,185	$7,159
Due after one year through five years	68,002	67,086
Due after five years through ten years	90,960	89,533
Due after ten years	98,996	97,149
Subtotal	265,143	260,927
Agency mortgage-backed pass through securities	41,078	39,970
Total	$306,221	$300,897

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$1,318	$(38)	$524	$(32)	$1,842	$(70)
Municipal securities	98,358	(1,988)	59,303	(2,568)	157,661	(4,556)
Agency mortgage-backed pass-through securities	24,333	(609)	10,524	(554)	34,857	(1,163)
Corporate bonds and other	36,733	(713)	—	—	36,733	(713)
Total	$160,742	$(3,348)	$70,351	$(3,154)	$231,093	$(6,502)

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,110	$(9)	$595	$(15)	$3,705	$(24)
Municipal securities	42,249	(517)	56,483	(1,325)	98,732	(1,842)
Agency mortgage-backed pass-through securities	13,238	(105)	8,921	(256)	22,159	(361)
Corporate bonds and other	30,203	(179)	—	—	30,203	(179)
Total	$88,800	$(810)	$65,999	$(1,596)	$154,799	$(2,406)
No securities were sold during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company sold $9.0 million of corporate bonds with a minimal gain recognized. At June 30, 2018 and December 31, 2017, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $3.0 million at June 30, 2018 and $5.0 million at December 31, 2017, respectively. The securities are pledged to further collateralize letters of credit issued by the Bank but confirmed by another financial institution.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$452,307	$457,129
Mortgage warehouse	51,552	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,134,903	1,080,247
Commercial real estate construction and land development	270,965	243,389
1-4 family residential (including home equity)	330,053	301,219
Residential construction	109,962	109,116
Consumer and other	8,933	10,320
Total loans	2,358,675	2,270,876
Allowance for loan losses	(23,831)	(23,649)
Loans, net	$2,334,844	$2,247,227
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	June 30, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,662	$—	$1,662	$5,983	$444,662	$452,307
Mortgage warehouse	—	—	—	—	51,552	51,552
Real estate:
Commercial real estate (including multi-family residential)	4,222	—	4,222	4,917	1,125,764	1,134,903
Commercial real estate construction and land development	1,350	—	1,350	—	269,615	270,965
1-4 family residential (including home equity)	1,594	—	1,594	1,237	327,222	330,053
Residential construction	1,593	—	1,593	—	108,369	109,962
Consumer and other	30	—	30	—	8,903	8,933
Total loans	$10,451	$—	$10,451	$12,137	$2,336,087	$2,358,675

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Impaired Loans
Impaired loans by class of loans are set forth in the following tables.

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,798	$5,310	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	15,949	15,949	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	1,189	1,189	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	21,936	22,448	—

With an allowance recorded:
Commercial and industrial	7,440	7,835	2,741
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,260	1,446	160
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	8,700	9,281	2,901

Total:
Commercial and industrial	12,238	13,145	2,741
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,209	17,395	160
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	1,189	1,189	—
Residential construction	—	—	—
Consumer and other	—	—	—
	$30,636	$31,729	$2,901

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$12,426	$103	$16,758	$95
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,281	175	16,239	103
Commercial real estate construction and land development	—	—	210	4
1-4 family residential (including home equity)	1,194	1	571	—
Residential construction	—	—	—	—
Consumer and other	—	—	159	1
Total	$30,901	$279	$33,937	$203

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$12,585	$197	$17,004	$234
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,373	316	16,338	180
Commercial real estate construction and land development	—	3	315	4
1-4 family residential (including home equity)	1,209	5	572	1
Residential construction	—	—	—	—
Consumer and other	—	—	160	1
Total	$31,167	$521	$34,389	$420

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
June 30, 2018
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
Based on the most recent analysis performed, the risk category of loans by class of loan at June 30, 2018 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$426,434	$7,955	$3,790	$14,128	$—	$452,307
Mortgage warehouse	51,552	—	—	—	—	51,552
Real estate:
Commercial real estate (including multi-family residential)	1,071,586	25,429	5,145	32,743	—	1,134,903
Commercial real estate construction and land development	266,252	1,042	1,361	2,310	—	270,965
1-4 family residential (including home equity)	323,592	2,983	1,135	2,343	—	330,053
Residential construction	108,408	569	—	985	—	109,962
Consumer and other	8,893	40	—	—	—	8,933
Total loans	$2,256,717	$38,018	$11,431	$52,509	$—	$2,358,675
The following table presents the risk category of loans by class of loan at December 31, 2017:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$427,336	$10,274	$2,195	$17,324	$—	$457,129
Mortgage warehouse	69,456	—	—	—	—	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,016,831	23,039	4,685	35,692	—	1,080,247
Commercial real estate construction and land development	231,536	4,397	—	7,456	—	243,389
1-4 family residential (including home equity)	295,744	2,696	785	1,994	—	301,219
Residential construction	103,611	5,505	—	—	—	109,116
Consumer and other	10,207	111	—	2	—	10,320
Total loans	$2,154,721	$46,022	$7,665	$62,468	$—	$2,270,876

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio type for the three and six months ended June 30, 2018 and 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2018	$9,398	$—	$9,352	$2,545	$2,300	$946	$87	$24,628
Provision for loan losses	1,183	—	(148)	(257)	(111)	(32)	(4)	631

Charge-offs	(1,521)	—	(1)	—	—	—	—	(1,522)
Recoveries	94	—	—	—	—	—	—	94
Net charge-offs	(1,427)	—	(1)	—	—	—	—	(1,428)

Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831

Allowance for loan losses:
Six Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,623	—	(1,111)	(237)	49	(28)	(12)	1,284

Charge-offs	(1,888)	—	(41)	—	—	—	—	(1,929)
Recoveries	725	—	102	—	—	—	—	827
Net charge-offs	(1,163)	—	61	—	—	—	—	(1,102)

Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Six Months Ended
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	2,498	—	378	667	102	87	618	4,350

Charge-offs	(1,735)	—	—	—	—	—	—	(1,735)
Recoveries	460	—	—	10	10	—	4	484
Net charge-offs	(1,275)	—	—	10	10	—	4	(1,251)

Balance June 30, 2017	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010
The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of June 30, 2018 and December 31, 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
June 30, 2018
Individually evaluated for impairment	$2,741	$—	$160	$—	$—	$—	$—	$2,901
Collectively evaluated for impairment	6,413	—	9,043	2,288	2,189	914	83	20,930
Total allowance for loan losses	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831

December 31, 2017
Individually evaluated for impairment	$1,640	$—	$716	$—	$—	$—	$—	$2,356
Collectively evaluated for impairment	6,054	—	9,537	2,525	2,140	942	95	21,293
Total allowance for loan losses	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of June 30, 2018 and December 31, 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2018
Individually evaluated for impairment	$12,238	$—	$17,209	$—	$1,189	$—	$—	$30,636
Collectively evaluated for impairment	440,069	51,552	1,117,694	270,965	328,864	109,962	8,933	2,328,039
Total loans evaluated for impairment	$452,307	$51,552	$1,134,903	$270,965	$330,053	$109,962	$8,933	$2,358,675

December 31, 2017
Individually evaluated for impairment	$11,392	$—	$20,164	$209	$948	$—	$—	$32,713
Collectively evaluated for impairment	445,737	69,456	1,060,083	243,180	300,271	109,116	10,320	2,238,163
Total loans evaluated for impairment	$457,129	$69,456	$1,080,247	$243,389	$301,219	$109,116	$10,320	$2,270,876
Troubled Debt Restructurings
As of June 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $26.0 million and $25.6 million, respectively. The Company allocated $1.9 million and $2.2 million of specific reserves for troubled debt restructurings at June 30, 2018 and December 31, 2017, respectively.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following tables present information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	2	1,260	1,260	2	1,604	1,604
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	1	6,953	6,953
Commercial real estate construction and land development	—	—	—	1	210	210
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	2	1,260	1,260	4	8,767	8,767

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Six Months Ended June 30,
	2018			2017
	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment	Number of Contracts	Pre-modification of Outstanding Recorded Investment	Post-modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	8	1,597	1,597	3	1,920	1,920
Mortgage warehouse						—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	2	8,281	8,281
Commercial real estate construction and land development	—	—	—	1	210	210
1-4 family residential (including home equity)	—	—	—	1	86	86
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	8	1,597	1,597	7	10,497	10,497
Troubled debt restructurings resulted in charge-offs of $17 thousand during the six months ended June 30, 2018. There were no charge-offs from troubled debt restructurings during the three months ended June 30, 2018. Troubled debt restructurings resulted in charge-offs of $12 thousand and $407 thousand during the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, a $41 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2018. As of June 30, 2017, a $12 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted and was charged-off during the six months ended June 30, 2017. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the three and six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, the Company added $1.6 million in new troubled debt restructurings, of which all were still outstanding on June 30, 2018.
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
June 30, 2018
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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$200,645	$200,645	$—	$—	$200,645
Available for sale securities	300,897	—	300,897	—	300,897
Loans held for investment, net of allowance	2,334,844	—	—	2,326,839	2,326,839
FHLB stock	16,806	N/A	N/A	N/A	N/A
Accrued interest receivable	12,413	57	3,396	8,960	12,413

Financial liabilities
Deposits	$2,313,786	$—	$2,304,623	$—	$2,304,623
Accrued interest payable	977	—	977	—	977
Borrowed funds	275,569	—	280,419	—	280,419
Subordinated debt and subordinated debentures	48,779	—	48,779	—	48,779

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$182,103	$182,103	$—	$—	$182,103
Available for sale securities	309,615	—	309,615	—	309,615
Loans held for investment, net of allowance	2,247,227	—	—	2,238,721	2,238,721
FHLB stock	12,862	N/A	N/A	N/A	N/A
Accrued interest receivable	12,194	3	3,296	8,895	12,194

Financial liabilities
Deposits	$2,213,974	$—	$2,209,111	$—	$2,209,111
Accrued interest payable	610	—	610	—	610
Borrowed funds	282,569	—	288,887	—	288,887
Subordinated debt and subordinated debentures	48,659	—	48,659	—	48,659
The following tables present fair values for assets measured at fair value on a recurring basis:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,321	$—	$6,321
Municipal securities	—	216,873	—	216,873
Agency mortgage-backed pass-through securities	—	39,970	—	39,970
Corporate bonds and other	—	37,733	—	37,733
Total	$—	$300,897	$—	$300,897

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,715	$—	$8,715
Municipal securities	—	222,958	—	222,958
Agency mortgage-backed pass-through securities	—	31,812	—	31,812
Corporate bonds and other	—	46,130	—	46,130
Total	$—	$309,615	$—	$309,615
There were no liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017. There were no transfers between levels during the six months ended June 30, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	As of June 30, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,094
Commercial real estate (including multi-family residential)	—	—	1,286
Other real estate owned	—	—	1,710
	$—	$—	$8,090

	As of December 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,012
Commercial real estate (including multi-family residential)	—	—	7,478
Other real estate owned	—	—	365
	$—	$—	$11,855
Impaired Loans with Specific Allocation of Allowance
During the six months ended June 30, 2018 and the year ended December 31, 2017, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At June 30, 2018, the total reported fair value of impaired loans of $6.4 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $9.3 million that was reduced by specific allowance allocations totaling $2.9 million. At December 31, 2017, the total reported fair value of impaired loans of $11.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $13.8 million that was reduced by specific allowance allocations totaling $2.4 million.
6. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250 thousand at June 30, 2018 and December 31, 2017 were $282.6 million and $227.4 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$536,535
After one but within two years	132,392
After two but within three years	64,273
After three but within four years	55,079
After four but within five years	105,841
Total	$894,120
The Company has $269.3 million and $314.8 million of brokered deposits as of June 30, 2018 and December 31, 2017, respectively. Included in these amounts are reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network which totaled $55.1 million and $68.4 million, at June 30, 2018 and December 31, 2017, respectively. There are no major concentrations of deposits with any one depositor at June 30, 2018 and December 31, 2017.
7. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2018, the Company had a total borrowing capacity of $1.01 billion, of which $655.0 million was available and $356.0 million was outstanding. FHLB advances of $275.0 million were outstanding at June 30, 2018, at a weighted average interest rate of 2.02%. Letters of credit were $81.0 million at June 30, 2018, of which $7.0 million will expire in September 2018, $32.1 million will expire in October 2018, $13.1 million will expire in December 2018, $1.7 million will expire in January 2019, $3.1 million will expire in February 2019, $7.1 million will expire in July 2019, $15.0 million will expire in August 2019, $300 thousand will expire in December 2019 and $1.6 million will expire in January 2020.
In 2015, the Company borrowed $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. The maximum commitment to advance funds under the credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. The credit agreement matures in December 2021. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. After giving effect to the annual reductions, the unused borrowing capacity of the revolving credit agreement was $17.1 million at June 30, 2018. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares, Inc. owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At June 30, 2018, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 5.00%, at June 30, 2018, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a carrying fair value at June 30, 2018 of $9.3 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2018, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035

(1)	The 3-month LIBOR in effect as of June 30, 2018 was 2.3303%.

(2)	All debentures are currently callable.
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
9. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2018 income tax expense was $1.6 million and $3.0 million, respectively, compared with $1.7 million and $3.3 million, respectively, for the three and six months ended June 30, 2017. The effective income tax rate for the three and six months ended June 30, 2018 was 17.2% and 16.6%, respectively, compared to 24.2% and 22.1%, respectively, for the three and six months ended June 30, 2017. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the Tax Act enacted on December 22, 2017, which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and six months ended

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

June 30, 2018 and 2017. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2014.
10. STOCK BASED COMPENSATION
During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 as the shareholders authorized a maximum aggregate of 1,900,000 shares of stock to be issued, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $397 thousand and $835 thousand for the three and six months ended June 30, 2018, respectively, and $456 thousand and $797 thousand for the three and six months ended June 30, 2017, respectively.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of June 30, 2018. Under the Plan, options are exercisable up to 10 years from the date of the grant and are generally fully vested 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity in the stock option plan during the six months ended June 30, 2018 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2018	775	$19.94	5.72	$13,718
Options granted	4	40.40
Options exercised	(101)	15.10
Options forfeited	(28)	28.69
Options outstanding, June 30, 2018	650	$20.47	5.47	$14,879
Options vested and exercisable, June 30, 2018	478	$18.08	4.61	$12,085
Restricted Stock Awards
During the six months ended June 30, 2018, the Company issued 12,672 shares of restricted stock. The forfeiture restrictions on restricted stock shares generally lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2018	41	$30.46
Share awards granted	13	40.77
Share awards vested	(18)	30.03
Unvested share awards forfeited	—	—
Nonvested share awards outstanding, June 30, 2018	36	$33.19
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$416,973	$278,873	$369,573	$250,467
Standby letters of credit	12,393	1,900	15,445	1,725
Total	$429,366	$280,773	$385,018	$252,192
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 7.75% with a weighted average maturity and rate of 2.25 years and 4.62%, respectively.
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

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

12. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of June 30, 2018 and December 31, 2017 the Company and the Bank met all capital adequacy requirements to which they were then subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at June 30, 2018 and December 31, 2017:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2018
Total Capital (to risk weighted assets)	$345,933	13.41%	$206,421	8.00%	$254,801	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	273,323	10.59%	116,112	4.50%	164,492	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	282,682	10.96%	154,816	6.00%	203,196	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	282,682	9.78%	115,629	4.00%	115,629	4.000%	N/A	N/A

As of December 31, 2017
Total Capital (to risk weighted assets)	$336,829	13.43%	$200,687	8.00%	$232,044	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	264,521	10.54%	112,886	4.50%	144,244	5.750%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	273,825	10.92%	150,515	6.00%	181,872	7.250%	N/A	N/A
Tier 1 Capital (to average tangible assets)	273,825	9.84%	111,274	4.00%	111,274	4.00%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2018
Total Capital (to risk weighted assets)	$347,659	13.48%	$206,322	8.00%	$254,679	9.875%	$257,902	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	284,408	11.03%	116,056	4.50%	164,413	6.375%	167,637	6.50%
Tier 1 Capital (to risk weighted assets)	284,408	11.03%	154,741	6.00%	203,098	7.875%	206,322	8.00%
Tier 1 Capital (to average tangible assets)	284,408	9.84%	115,581	4.00%	115,581	4.000%	144,477	5.00%

As of December 31, 2017
Total Capital (to risk weighted assets)	$331,872	13.24%	$200,596	8.00%	$231,939	9.250%	$250,745	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	268,868	10.72%	112,835	4.50%	144,179	5.750%	162,985	6.50%
Tier 1 Capital (to risk weighted assets)	268,868	10.72%	150,447	6.00%	181,790	7.250%	200,596	8.00%
Tier 1 Capital (to average tangible assets)	268,868	9.67%	111,230	4.00%	111,230	4.000%	139,037	5.00%

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to common shareholders	$7,556		$5,395		$15,267		$11,442
Basic:
Weighted average common shares outstanding	13,327	$0.57	13,125	$0.41	13,294	$1.15	13,073	$0.88
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	307		346		294		352
Total	13,634	$0.55	13,471	$0.40	13,588	$1.12	13,425	$0.85
There were no antidilutive shares as of June 30, 2018. Stock options for 14 thousand shares were not considered in computing diluted earnings per common share as of June 30, 2017 because they were antidilutive.
14. ACQUISITION
On April 30, 2018, Allegiance announced the signing of a definitive merger agreement with Post Oak Bancshares, Inc. (“Post Oak”), the holding company of Post Oak Bank, N.A., whereby Post Oak will be merged with and into Allegiance. Post Oak operates thirteen (13) banking locations: twelve (12) located throughout the greater Houston MSA and one in Beaumont, just outside of the Houston MSA. Under the terms of the definitive agreement, Allegiance will issue 0.7017 shares of Allegiance common stock for each outstanding share of, and option to purchase a share of, Post Oak capital stock, subject to certain conditions and potential adjustments. The transaction is expected to close during the fourth quarter of 2018 and is subject to certain customary closing conditions, including the approval by Allegiance and Post Oak shareholders and customary regulatory approvals.
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
Results of Operations
Net income was $7.6 million, or $0.55 per diluted share, for the second quarter 2018 compared to $5.4 million, or $0.40 per diluted share, for the second quarter 2017. The second quarter 2018 results include $1.1 million and $625 thousand of core system conversion and merger related expenses, respectively. Annualized returns on average assets and average equity were 1.03% and 9.55%, respectively, compared to 0.81% and 7.32%, respectively, for the the three months ended June 30, 2018 and 2017, respectively. The efficiency ratio increased to 67.05% for the second quarter 2018 from 61.92% for the second quarter 2017. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.
Net income was $15.3 million, or $1.12 per diluted share, for the six months ended June 30, 2018 compared to
$11.4 million, or $0.85 per diluted share, for the six months ended June 30, 2017. The six months ended June 30, 2018 results include $1.5 million and $625 thousand of core system conversion and merger related expenses, respectively. Annualized returns on average assets and average equity were 1.06% and 9.82%, respectively, for the six months ended June 30, 2018 compared to 0.89% and 7.95%, respectively, for the six months ended June 30, 2017. The efficiency ratio increased to 66.33% for the six months ended June 30, 2018 compared to 63.41% for the six months ended June 30, 2017.

Net Interest Income
Three months ended June 30, 2018 compared with three months ended June 30, 2017. Net interest income before the provision for loan losses for the three months ended June 30, 2018 was $27.8 million compared with $25.1 million for the three months ended June 30, 2017, an increase of $2.7 million, or 10.8%. The increase in net interest income was primarily due to the increase in average interest-earning assets primarily due to organic loan growth partially offset by increased interest expense on interest-bearing liabilities driven in part by the subordinated debt that was issued in December 2017.
Interest income was $34.2 million for the three months ended June 30, 2018, an increase of $5.2 million, or 18.0%, compared with the three months ended June 30, 2017, primarily due to an increase in interest income and fees on loans as a result of an increase of $270.3 million, or 13.2%, in average loans for the same periods.

Interest expense was $6.4 million for the three months ended June 30, 2018, an increase of $2.5 million, or 64.4%, compared to the three months ended June 30, 2017. This increase was primarily due to an increase in funding costs on interest-bearing liabilities and average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 137 basis points for the three months ended June 30, 2018 compared to 90 basis points for the same period in 2017. Additionally, average interest-bearing liabilities increased $132.3 million, or 7.6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in average interest-bearing liabilities for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the increase in average interest-bearing deposits of $85.8 million and the increase in average subordinated debt of $39.5 million. The increase in average interest-bearing deposits for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the increase in average certificates and other time deposits of $42.7 million, or 5.4%, and the increase in money market and savings deposits of $23.0 million, or 4.6%, for the same period.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2018 was 4.21%, a decrease of 8 basis points compared to 4.29% for the three months ended June 30, 2017 primarily due to interest expense on the subordinated debt issuance and certificates of deposit. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the second quarter 2018 increased over the same period in 2017. The average yield on interest-earning assets, 5.12%, and the average rate paid on interest-bearing liabilities, 1.37%, as of June 30, 2018, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% and 35% federal tax rate for the three months ended June 30, 2018 and 2017, respectively, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,312,725	$31,846	5.52%	$2,042,460	$26,736	5.25%
Securities	315,198	2,097	2.67%	326,388	2,094	2.57%
Deposits in other financial institutions	50,227	250	2.00%	49,703	157	1.26%
Total interest-earning assets	2,678,150	$34,193	5.12%	2,418,551	$28,987	4.81%
Allowance for loan losses	(24,753)			(19,253)
Noninterest-earning assets	280,852			261,668
Total assets	$2,934,249			$2,660,966

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$157,588	$208	0.53%	$137,507	$118	0.34%
Money market and savings deposits	522,381	679	0.52%	499,335	584	0.47%
Certificates and other time deposits	827,897	3,284	1.59%	785,194	2,283	1.17%
Borrowed funds	311,185	1,472	1.90%	304,184	761	1.00%
Subordinated debt	48,746	734	6.04%	9,232	134	5.83%
Total interest-bearing liabilities	1,867,797	$6,377	1.37%	1,735,452	$3,880	0.90%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	741,266			624,100
Other liabilities	7,778			5,890
Total liabilities	2,616,841			2,365,442
Shareholders' equity	317,408			295,524
Total liabilities and shareholders' equity	$2,934,249			$2,660,966

Net interest rate spread			3.75%			3.91%

Net interest income and margin(1)		$27,816	4.17%		$25,107	4.16%

Net interest income and margin (tax equivalent)(2)		$28,086	4.21%		$25,862	4.29%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended June 30, 2018 and June 30, 2017, respectively, and other applicable effective tax rates.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. Net interest income before the provision for loan losses for the six months ended June 30, 2018 was $54.7 million compared with $49.2 million for the six months ended June 30, 2017, an increase of $5.5 million, or 11.1%. The increase in net interest income was primarily due to organic loan growth partially offset by the increased interest expense on interest-bearing liabilities.

Interest income was $66.6 million for the six months ended June 30, 2018, an increase of $10.1 million, or
17.8%, compared with the six months ended June 30, 2017, primarily due to an increase of $287.2 million, or 12.2%, in average interest-earning assets.

Interest expense was $11.9 million for the six months ended June 30, 2018, an increase of $4.6 million, or
63.5%, compared to the six months ended June 30, 2017. This increase was primarily due to the subordinated debt issuance and rising expenses associated with higher costs on FHLB borrowings and certificates of deposit. The cost of average interest-bearing liabilities increased to 128 basis points for the six months ended June 30, 2018 compared to 86 basis points for the same period in 2017. Additionally, the increase in interest expense was attributable to the increase in average interest-bearing liabilities of $179.1 million, or 10.6%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $183.5 million and the increase in average subordinated debt of $39.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Tax equivalent net interest margin for the six months ended June 30, 2018 was 4.20%, a decrease of 13 basis points compared to 4.33% for the six months ended June 30, 2017 primarily due to the increase in interest expense on interest-bearing liabilities driven in part by the subordinated debt issuance in December 2017.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,286,567	$61,963	5.46%	$1,985,712	$51,996	5.28%
Securities	313,990	4,155	2.67%	326,151	4,216	2.61%
Deposits in other financial institutions	50,063	466	1.88%	51,511	287	1.12%
Total interest-earning assets	2,650,620	$66,584	5.07%	2,363,374	$56,499	4.82%
Allowance for loan losses	(24,353)			(18,729)
Noninterest-earning assets	276,664			260,497
Total assets	$2,902,931			$2,605,142

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$194,774	$525	0.54%	$134,226	$218	0.33%
Money market and savings deposits	537,305	1,338	0.50%	493,092	1,138	0.47%
Certificates and other time deposits	814,196	6,069	1.50%	735,458	4,240	1.16%
Borrowed funds	280,967	2,508	1.80%	324,901	1,414	0.88%
Subordinated debt	48,716	1,439	5.96%	9,218	254	5.56%
Total interest-bearing liabilities	1,875,958	$11,879	1.28%	1,696,895	$7,264	0.86%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	705,461			612,120
Other liabilities	8,014			5,891
Total liabilities	2,589,433			2,314,906
Shareholders' equity	313,498			290,236
Total liabilities and shareholders' equity	$2,902,931			$2,605,142

Net interest rate spread			3.79%			3.96%

Net interest income and margin(1)		$54,705	4.16%		$49,235	4.20%

Net interest income and margin (tax equivalent)(2)		$55,260	4.20%		$50,770	4.33%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.

(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the six months ended June 30, 2018 and June 30, 2017, respectively, and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$3,535	$1,575	$5,110	$7,873	$2,094	$9,967
Securities	(74)	77	3	(152)	91	(61)
Deposits in other financial institutions	2	91	93	(9)	188	179
Total increase in interest income	3,463	1,743	5,206	7,712	2,373	10,085

Interest-bearing Liabilities:
Interest-bearing demand deposits	16	74	90	101	206	307
Money market and savings deposits	29	66	95	114	86	200
Certificates and other time deposits	125	876	1,001	444	1,385	1,829
Borrowed funds	17	694	711	(188)	1,282	1,094
Subordinated debt	575	25	600	1,089	96	1,185
Total increase in interest expense	762	1,735	2,497	1,560	3,055	4,615
Increase (decrease) in net interest income	$2,701	$8	$2,709	$6,152	$(682)	$5,470
Provision for Loan Losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at June 30, 2018 and December 31, 2017 was $23.8 million and $23.6 million, respectively, representing 1.01% and 1.04% of total loans as of such dates. We recorded a $631 thousand provision for loan losses for the quarter ended June 30, 2018 and a $3.0 million provision for the quarter ended June 30, 2017. We recorded a $1.3 million provision for loan losses for the six months ended June 30, 2018 and a $4.4 million provision for the six months ended June 30, 2017. The decreases in the provision for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 were primarily due to the revaluation and reduction of our Hurricane Harvey reserve that was created in the third quarter 2017 and an overall improvement in asset quality.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2018 compared with three months ended June 30, 2017. Noninterest income totaled $1.8 million for the three months ended June 30, 2018 compared with $1.5 million for the same period in 2017, an increase of $328 thousand, or 22.2%.
Six months ended June 30, 2018 compared with six months ended June 30, 2017. Noninterest income totaled $3.5 million for the six months ended June 30, 2018 compared with $2.8 million for the same period in 2017, an increase of $633 thousand, or 22.5%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$214	$184	$30	$390	$383	$7
Service charges on deposit accounts	106	205	(99)	329	400	(71)
Gain on sale of other real estate	1	—	1	1	—	1
Bank owned life insurance income	138	146	(8)	279	294	(15)
Debit card and ATM card income	289	232	57	558	437	121
Rebate from correspondent bank	564	336	228	1,008	569	439
Other(1)	493	374	119	886	735	151
Total noninterest income	$1,805	$1,477	$328	$3,451	$2,818	$633

(1)	Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended June 30, 2018 compared with three months ended June 30, 2017. Noninterest expense was $19.9 million for the three months ended June 30, 2018 compared to $16.5 million for the three months ended June 30, 2017, an increase of $3.4 million, or 20.6%. This increase over the second quarter 2017 was primarily due to expenses of $1.1 million related to the core system conversion and $625 thousand of merger-related expenses incurred during the second quarter 2018.
Six months ended June 30, 2018 compared with six months ended June 30, 2017. Noninterest expense totaled $38.6 million for the six months ended June 30, 2018 compared with $33.0 million for the same period in 2017, an increase of $5.6 million, or 16.9%. This increase over the six months ended June 30, 2017 was primarily due to expenses related to the core system conversion of $1.5 million and merger-related expenses of $625 thousand during the six months ended June 30, 2018.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$12,778	$10,415	$2,363	$25,572	$20,977	$4,595
Net occupancy and equipment	1,367	1,302	65	2,639	2,729	(90)
Depreciation	433	398	35	840	798	42
Data processing and software amortization	1,356	719	637	2,409	1,414	995
Professional fees	1,126	987	139	1,595	1,882	(287)
Regulatory assessments and FDIC insurance	509	569	(60)	1,043	1,158	(115)
Core deposit intangibles amortization	196	196	—	391	391	—
Communications	259	233	26	507	480	27
Advertising	342	288	54	672	551	121
Other real estate expense	51	61	(10)	143	189	(46)
Printing and supplies	116	58	58	184	127	57
Other	1,327	1,235	92	2,582	2,314	268
Total noninterest expense	$19,860	$16,461	$3,399	$38,577	$33,010	$5,567

(1)
Total salaries and employee benefits includes $397 thousand and $456 thousand for the three months ended June 30, 2018 and 2017, respectively, and $835 thousand and $797 thousand for the six months ended June 30, 2018 and 2017, respectively, in stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $2.4 million, or 22.7%, for the three months ended June 30, 2018 compared to the same period in 2017 and increased $4.6 million, or 21.9%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increase were primarily attributable to additional employees hired to support our growth.
Data Processing and software amortization. Data processing and software amortization increased $637 thousand, or 88.6%, for the three months ended June 30, 2018 compared to the same period in 2017 and increased $995 thousand, or 70.4%, for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to expenses incurred to complete our core system conversion during 2018.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of securities, which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 67.05% and 66.33% for the three and six months ended June 30, 2018, respectively, compared to 61.92% and 63.41% for the three and six months ended June 30, 2017, respectively.
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
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $147 thousand, or 8.5%, to $1.6 million for the three months ended June 30, 2018 compared with $1.7 million for the same period in 2017. Income tax expense decreased $223 thousand, or 6.9%, to $3.0 million for the six months ended June 30, 2018 compared with $3.3 million for the same period in 2017. Our effective tax rates were 17.2% and 16.6% for the three and six months ended June 30, 2018, respectively, compared to 24.2% and 22.1% for the three and six months ended June 30, 2017, respectively. Our effective tax rate decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Act enacted on December 22, 2017.
Financial Condition
Loan Portfolio
At June 30, 2018, total loans were $2.36 billion, an increase of $87.8 million, or 3.9%, compared with December 31, 2017, primarily due to organic growth within our loan portfolio.
Total loans as a percentage of deposits were 101.9% and 102.6% as of June 30, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 79.5% and 79.4% as of June 30, 2018 and December 31, 2017, respectively.
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated
:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$452,307	19.2%	$457,129	20.1%
Mortgage warehouse	51,552	2.2%	69,456	3.1%
Real estate:
Commercial real estate (including multi-family residential)	1,134,903	48.0%	1,080,247	47.5%
Commercial real estate construction and land development	270,965	11.5%	243,389	10.7%
1-4 family residential (including home equity)	330,053	14.0%	301,219	13.3%
Residential construction	109,962	4.7%	109,116	4.8%
Consumer and other	8,933	0.4%	10,320	0.5%
Total loans	2,358,675	100.0%	2,270,876	100.0%
Allowance for loan losses	(23,831)		(23,649)
Loans, net	$2,334,844		$2,247,227
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $4.8 million, or 1.1%, to $452.3 million as of June 30, 2018 from $457.1 million as of December 31, 2017.
Our exposure to oil and gas exploration and production companies is roughly 2.6% of our total loan portfolio as of June 30, 2018. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 3.4% at June 30, 2018. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.
Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $17.9 million, or 25.8%, to $51.6 million as of June 30, 2018 from $69.5 million at December 31, 2017.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2018 and December 31, 2017, 51.4% of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $54.7 million, or 5.1%, to $1.13 billion as of June 30, 2018 from $1.08 billion as of December 31, 2017, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans decreased slightly to $62.7 million as of June 30, 2018 from $67.2 million as of December 31, 2017. We had 99 multi-family loans with an average loan size of $725 thousand as of June 30, 2018.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $27.6 million, or 11.3%, to $271.0 million as of June 30, 2018 compared to $243.4 million as of December 31, 2017 as a result of organic loan growth.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $28.8 million, or 9.6%, to $330.1 million as of June 30, 2018 from $301.2 million as of December 31, 2017. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $4.9 million, or 11.2%, to $48.7 million as of June 30, 2018 from $43.8 million as of December 31, 2017.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased slightly to $110.0 million as of June 30, 2018 from $109.1 million as of December 31, 2017.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $1.4 million, or 13.4%, to $8.9 million as of June 30, 2018 from $10.3 million as of December 31, 2017.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $12.1 million and $13.3 million in nonperforming loans as of June 30, 2018 and December 31, 2017, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$5,983	$6,437
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	4,917	6,110
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	1,237	781
Residential construction	—	—
Consumer and other	—	—
Total nonaccrual loans	12,137	13,328
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	12,137	13,328
Other real estate	1,710	365
Repossessed assets	740	205
Total nonperforming assets	$14,587	$13,898
Restructured loans(1)	$18,091	$17,526
Nonperforming assets to total assets	0.49%	0.49%
Nonperforming loans to total loans	0.51%	0.59%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are classified as substandard and consist of accruing, restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2018 and December 31, 2017, we had $18.5 million and $17.9 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2018, potential problem loans consisted of nineteen credit relationships. Of the total outstanding balance at June 30, 2018, 43.4% related to one customer in the hospitality industry, 28.3% related to 8 customers in an energy-related industry, 13.4% related to one customer in the residential leasing industry, 6.6% related to one customer in the manufacturing industry, 3.9% related to three customers in the commercial services industry, 2.4% related to one customer in the convenience store industry, 1.7% related to one customer in the consumer services industry and 0.3% related to three customers in the freight transportation industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at June 30, 2018 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.
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
At June 30, 2018, our allowance for loan losses amounted to $23.8 million, or 1.01%, of total loans compared with $23.6 million, or 1.04%, as of December 31, 2017. The increase in the allowance of $182 thousand as of June 30, 2018 as compared to the year ended December 31, 2017 was primarily due to an increase in the required reserve associated with organic loan growth. We believe that the allowance for loan losses at June 30, 2018 and December 31, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.06% for the six months ended June 30, 2018 compared to annualized net charge-offs of 0.13% for the six months ended June 30, 2017 and 0.36% for the year ended December 31, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,286,567	$1,985,712
Gross loans outstanding at end of period	2,358,675	2,114,652
Allowance for loan losses at beginning of period	23,649	17,911
Provision for loan losses	1,284	4,350
Charge-offs:
Commercial and industrial loans	(1,888)	(1,735)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(41)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total charge-offs for all loan types	(1,929)	(1,735)
Recoveries:
Commercial and industrial loans	725	460
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	102	—
Commercial real estate construction and land development	—	10
1-4 family residential (including home equity)	—	10
Residential construction	—	—
Consumer and other	—	4
Total recoveries for all loan types	827	484
Net charge-offs	(1,102)	(1,251)
Allowance for loan losses at end of period	$23,831	$21,010
Allowance for loan losses to total loans	1.01%	0.99%
Net charge-offs to average loans(1)	0.06%	0.13%
Allowance for loan losses to nonperforming loans	196.35%	108.69%

(1)	Interim periods annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2018, the carrying amount of investment securities totaled $300.9 million, a decrease of $8.7 million, or 2.8%, compared with $309.6 million as of December 31, 2017. Securities represented 10.1% and 10.8% of total assets as of June 30, 2018 and December 31, 2017, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$6,290	$101	$(70)	$6,321
Municipal securities	220,407	1,022	(4,556)	216,873
Agency mortgage-backed pass-through securities	41,078	55	(1,163)	39,970
Corporate bonds and other	38,446	—	(713)	37,733
Total	$306,221	$1,178	$(6,502)	$300,897

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615
As of June 30, 2018, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2018, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	June 30, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,530	3.33%	$1,404	3.44%	$2,356	2.75%	$6,290	3.14%
Municipal securities	1,963	2.20%	35,244	2.03%	86,560	2.96%	96,640	3.82%	220,407	3.18%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,133	2.33%	35,945	3.03%	41,078	2.95%
Corporate bonds and other	5,222	2.39%	30,228	2.44%	2,996	4.30%	—	0.00%	38,446	2.58%
Total	$7,185	2.34%	$68,002	2.26%	$96,093	2.98%	$134,941	3.59%	$306,221	3.07%

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,018	1.46%	$2,516	3.33%	$1,396	3.44%	$2,577	2.75%	$8,507	2.73%
Municipal securities	1,263	2.56%	26,841	2.37%	82,981	3.21%	111,245	4.48%	222,330	3.74%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,074	2.29%	26,940	2.90%	32,014	2.81%
Corporate bonds and other	7,552	2.19%	29,538	2.45%	9,157	2.99%	—	0.00%	46,247	2.51%
Total	$10,833	2.10%	$58,895	2.45%	$98,608	3.14%	$140,762	4.15%	$309,098	3.43%
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
As of June 30, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.67% during the six months ended June 30, 2018 compared with 2.61% for the six months ended June 30, 2017. The increase in average yield during the first six months of 2018 compared to the same period in 2017 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.
Goodwill and Core Deposit Intangible Assets
Our goodwill as of June 30, 2018 and December 31, 2017 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of June 30, 2018 and December 31, 2017, was $2.9 million and $3.3 million, respectively. Core deposit intangible assets are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.
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
Total deposits at June 30, 2018 were $2.31 billion, an increase of $99.8 million, or 4.5%, compared with $2.21 billion at December 31, 2017. Noninterest-bearing deposits at June 30, 2018 were $749.8 million, an increase of $66.7 million, or 9.8%, compared with $683.1 million at December 31, 2017. Interest-bearing deposits at June 30, 2018 were $1.56 billion, an increase of $33.1 million, or 2.2%, compared with $1.53 billion at December 31, 2017.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2018, we had a total borrowing capacity of $1.01 billion, of which $655.0 million was available and $356.0 million was outstanding. FHLB advances of $275.0 million were outstanding at June 30, 2018, at a weighted average interest rate of 2.02%. Letters of credit were $81.0 million at June 30, 2018 of which $7.0 million will expire in September 2018, $32.1 million will expire in October 2018, $13.1 million will expire in December 2018, $1.7 million will expire in January 2019, $3.1 million will expire in February 2019, $7.1 million will expire in July 2019, $15.0 million will expire in August 2019, $300 thousand will expire in December 2019 and $1.6 million will expire in January 2020.
Credit Agreement
In January 2015, we borrowed $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, we paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 5.00%, at June 30, 2018, and is paid quarterly. As of June 30, 2018 and December 31, 2017, we had $569 thousand of indebtedness owed under the credit agreement. Our revolving credit agreement matures in December 2021 and is secured by 100% of the capital stock of the Bank.
The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. After giving effect to the annual reductions, the unused borrowing capacity of the revolving credit agreement was $17.1 million at June 30, 2018.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. At June 30, 2018, we believe we are in compliance with our debt covenants and have not been made aware of any noncompliance by the lender.
Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at June 30, 2018 of $9.3 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.
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
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of June 30, 2018 and December 31, 2017 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$569	$—	$569
Operating leases	1,300	1,700	2,201	5,489	10,690
Total	$1,300	$1,700	$2,770	$5,489	$11,259

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank loan	$—	$—	$—	$569	$569
Operating leases	1,806	1,030	1,950	4,673	9,459
Total	$1,806	$1,030	$1,950	$5,242	$10,028

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
As of June 30, 2018 and December 31, 2017, we had outstanding $695.8 million and $620.0 million, respectively, in commitments to extend credit and $14.3 million and $17.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2018 and the year ended December 31, 2017, our liquidity needs have been primarily met by core deposits, borrowings, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $300.9 million, or 15.2%, for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.6 years and modified duration of 5.5 years at June 30, 2018, and a weighted average life of 6.5 years and modified duration of 5.5 years at December 31, 2017.
As of June 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of June 30, 2018 and December 31, 2017, the Bank was well capitalized.
Total shareholder’s equity was $319.9 million at June 30, 2018, compared with $306.9 million at December 31, 2017, an increase of $13.0 million, or 4.2%. This increase was primarily the result of net income of $15.3 million for the six months ended June 30, 2018.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
The Company
As of June 30, 2018
Total capital (to risk weighted assets)	13.41%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.59%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	10.96%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	9.78%	4.00%	4.000%	N/A

As of December 31, 2017
Total capital (to risk weighted assets)	13.43%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.54%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	10.92%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	9.84%	4.00%	4.000%	N/A

The Bank
As of June 30, 2018
Total capital (to risk weighted assets)	13.48%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.03%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.03%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	9.84%	4.00%	4.000%	5.00%

As of December 31, 2017
Total capital (to risk weighted assets)	13.24%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.72%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.72%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.67%	4.00%	4.000%	5.00%
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
+300	(5.1)%	(6.2)%	(2.6)%	(9.0)%
+200	(3.2)%	(4.1)%	(1.2)%	(5.4)%
+100	(1.6)%	(2.2)%	(0.2)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.1)%	(1.9)%	(2.3)%	(1.9)%
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
ITEM  1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of June 30, 2018, there were no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Below are additional risk factors related to the recent announcement of our proposed acquisition of Post Oak Bancshares, Inc. and the proposed amendment to our amended and restated certificate of formation.
Risks Related to the Merger

Allegiance will incur significant transaction and integration costs in connection with the merger.

Allegiance expects to incur significant costs associated with completing the merger and integrating Post Oak’s operations into Allegiance’s operations and is continuing to assess the impact of these costs. Although Allegiance believes that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Post Oak’s business with Allegiance’s business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

Combining the two companies may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

Allegiance and Post Oak have operated and, until the completion of the merger, will continue to operate, separately. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Allegiance’s ability to successfully combine and integrate the businesses of Allegiance and Post Oak in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Allegiance’s ability to successfully conduct its business, which could have an adverse effect on Allegiance’s financial results and the value of its common stock. If Allegiance experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Allegiance and/or Post Oak to lose customers or cause customers to remove their accounts from Allegiance and/or Post Oak and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Post Oak and Allegiance during this transition period and on the combined company for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

Risk Related to the Allegiance Charter Amendment Proposal

If the proposed amendment to Allegiance’s Amended and Restated Certificate of Formation is approved, Allegiance will be able to issue additional shares of its common stock in the future, which may adversely affect the market price of Allegiance common stock and dilute the holdings of existing shareholders.
The proposed amendment to Allegiance’s Amended and Restated Certificate of Formation, if approved by Allegiance shareholders, will increase the number of authorized shares of Allegiance’s common stock by 40,000,000 shares. In the future, Allegiance may issue additional shares of Allegiance common stock in connection with another acquisition, to increase its capital resources or to raise additional capital if Allegiance’s or Allegiance Bank’s capital ratios fall below or near the regulatory required minimums. Significant issuances of common stock may dilute the holdings of Allegiance’s existing shareholders or reduce the market price of Allegiance common stock, or both. Holders of Allegiance common stock are not entitled to preemptive rights or other protections against dilution.

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

3.2	Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1	Employment Agreement of Roland L. Williams (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Registration No. 333-225845))
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: August 3, 2018	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: August 3, 2018	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer