Form 10-Q
period 2018-09-30
Allegiance Bancshares, Inc.
filed 2018-11-01
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 30, 2018, there were 21,827,053 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$145,192	$133,124
Interest-bearing deposits at other financial institutions	46,276	48,979
Total cash and cash equivalents	191,468	182,103
Available for sale securities, at fair value	300,115	309,615
Loans held for investment	2,440,926	2,270,876
Less: allowance for loan losses	(23,586)	(23,649)
Loans, net	2,417,340	2,247,227
Accrued interest receivable	11,609	12,194
Premises and equipment, net	18,970	18,477
Other real estate owned	1,801	365
Federal Home Loan Bank stock	11,851	12,862
Bank owned life insurance	22,838	22,422
Goodwill	39,389	39,389
Core deposit intangibles, net	2,688	3,274
Other assets	17,470	12,303
TOTAL ASSETS	$3,035,539	$2,860,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$789,705	$683,110
Interest-bearing
Demand	197,032	215,499
Money market and savings	542,679	554,051
Certificates and other time	904,375	761,314
Total interest-bearing deposits	1,644,086	1,530,864
Total deposits	2,433,791	2,213,974
Accrued interest payable	2,106	610
Borrowed funds	211,569	282,569
Subordinated debt	48,839	48,659
Other liabilities	11,103	7,554
Total liabilities	2,707,408	2,553,366
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued or outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,396,703 shares issued and outstanding at September 30, 2018 and 13,226,826 shares issued and outstanding at December 31, 2017	13,397	13,227
Capital surplus	221,762	218,408
Retained earnings	98,968	74,894
Accumulated other comprehensive (loss) income	(5,996)	336
Total shareholders’ equity	328,131	306,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,035,539	$2,860,231

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$32,988	$28,588	$94,951	$80,584
Securities:
Taxable	636	547	1,881	1,548
Tax-exempt	1,447	1,574	4,357	4,789
Deposits in other financial institutions	265	192	731	479
Total interest income	35,336	30,901	101,920	87,400
INTEREST EXPENSE:
Demand, money market and savings deposits	1,248	811	3,111	2,167
Certificates and other time deposits	4,051	2,299	10,120	6,539
Borrowed funds	1,272	654	3,780	2,068
Subordinated debt	729	140	2,168	394
Total interest expense	7,300	3,904	19,179	11,168
NET INTEREST INCOME	28,036	26,997	82,741	76,232
Provision for loan losses	—	6,908	1,284	11,258
Net interest income after provision for loan losses	28,036	20,089	81,457	64,974
NONINTEREST INCOME:
Nonsufficient funds fees	175	144	565	527
Service charges on deposit accounts	177	204	506	604
Loss on sale of securities	—	(12)	—	(12)
Gain on sale of other real estate	—	—	1	—
Bank owned life insurance income	137	146	416	440
Rebate from correspondent bank	613	370	1,621	939
Other	826	608	2,270	1,780
Total noninterest income	1,928	1,460	5,379	4,278
NONINTEREST EXPENSE:
Salaries and employee benefits	12,965	11,580	38,537	32,557
Net occupancy and equipment	1,281	1,325	3,886	4,054
Depreciation	490	427	1,330	1,225
Data processing and software amortization	1,226	783	3,635	2,197
Professional fees	303	822	1,339	2,704
Regulatory assessments and FDIC insurance	505	582	1,533	1,740
Core deposit intangibles amortization	195	195	586	586
Communications	262	251	769	731
Advertising	351	302	1,021	853
Acquisition and merger-related expenses	196	—	821	—
Other	1,390	1,409	4,284	4,039
Total noninterest expense	19,164	17,676	57,741	50,686
INCOME BEFORE INCOME TAXES	10,800	3,873	29,095	18,566
Provision for income taxes	1,921	887	4,949	4,138
NET INCOME	$8,879	$2,986	$24,146	$14,428
EARNINGS PER SHARE:
Basic	$0.66	$0.23	$1.81	$1.10
Diluted	$0.65	$0.22	$1.77	$1.07

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$8,879	$2,986	$24,146	$14,428
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(2,265)	735	(8,106)	6,115
Reclassification of amount realized through the sale of securities	—	12	—	12
Total other comprehensive (loss) income	(2,265)	747	(8,106)	6,127
Deferred tax benefit (expense) related to other comprehensive income	476	(268)	1,774	(2,152)
Other comprehensive (loss) income, net of tax	(1,789)	479	(6,332)	3,975
Comprehensive income	$7,090	$3,465	$17,814	$18,403

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(in thousands, except share data)
BALANCE AT JANUARY 1, 2017	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				14,428			14,428
Other comprehensive income					3,975		3,975
Common stock issued in connection with the exercise of stock options and restricted stock awards	212,388	213	3,000				3,213
Stock based compensation expense			1,294				1,294
BALANCE AT SEPTEMBER 30, 2017	13,170,729	$13,171	$216,943	$71,690	$923	$—	$302,727
BALANCE AT JANUARY 1, 2018	13,226,826	$13,227	$218,408	$74,894	$336	$—	306,865
Net income				24,146			24,146
Other comprehensive loss					(6,332)		(6,332)
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Note 1)				(72)			(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	169,877	170	2,139				2,309
Stock based compensation expense			1,215				1,215
BALANCE AT SEPTEMBER 30, 2018	13,396,703	$13,397	$221,762	$98,968	$(5,996)	$—	$328,131

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,146	$14,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,916	1,811
Provision for loan losses	1,284	11,258
Loss on the sale of securities	—	12
Net amortization of premium on investments	2,413	2,550
Excess tax benefit related to the exercise of stock options	(420)	(989)
Bank owned life insurance	(416)	(440)
Net amortization of discount on loans	(207)	(536)
Net amortization of discount on subordinated debentures	82	81
Net amortization of discount on certificates of deposit	(3)	(3)
Net gain on the sale or write down of premises, equipment and other real estate	(1)	—
Federal Home Loan Bank stock dividends	(268)	(201)
Stock based compensation expense	1,215	1,294
Increase in accrued interest receivable and other assets	(2,846)	(4,103)
Increase in accrued interest payable and other liabilities	5,563	2,052
Net cash provided by operating activities	32,458	27,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,014,951	2,007,007
Proceeds from sales of available for sale securities	—	9,000
Purchase of available for sale securities	(2,015,970)	(2,019,843)
Net change in total loans	(172,625)	(314,816)
Purchase of bank premises and equipment	(1,857)	(1,517)
Proceeds from sale of bank premises, equipment and other real estate	—	1,050
Net redemptions of Federal Home Loan Bank stock	1,279	586
Net cash used in investing activities	(174,222)	(318,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	106,595	119,200
Net increase in interest-bearing deposits	113,225	297,235
Proceeds from borrowed funds	—	25,000
Paydowns on borrowed funds	(71,000)	(103,000)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	2,309	3,213
Net cash provided by financing activities	151,129	341,648
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,365	50,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,103	142,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$191,468	$192,427
SUPPLEMENTAL INFORMATION:
Income taxes paid	$4,700	$6,000
Interest paid	17,682	10,929

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individuals.  The Company operated 16 offices and one loan production office in Houston, Texas and the surrounding region as of September 30, 2018. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Standards

Adoption of New Accounting Standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The new standard was effective for the Company on January 1, 2018 and did not have a significant impact on its consolidated financial statements and related disclosures.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

ASU No. 2016-01, "”Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities." ASU 2016-01 makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. The update also requires the use of exit prices to measure fair value for disclosure purposes as well as other enhanced disclosure requirements. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a significant impact on its financial statements and related disclosures. See Note 5 – Fair Value Disclosures for further information.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-02, “Leases (Topic 842)."  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. While the Company is currently evaluating the impact of adopting ASU 2016-02, it is aware that the adoption will result in an increase in right-of-use assets and lease liabilities recorded on its balance sheet.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on its financial statements.

2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of January 1, 2017	$39,389	$4,055
Amortization	—	(781)
Balance as of December 31, 2017	$39,389	$3,274
Amortization	—	(586)
Balance as of September 30, 2018	$39,389	$2,688

Goodwill is recorded on the acquisition date of an entity. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2018, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2018 is as follows (dollars in thousands):

Remaining 2018	$195
2019	781
2020	744
2021	484
2022	484
Thereafter	—
Total	$2,688

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

3. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$6,118	$58	$(73)	$6,103
Municipal securities	219,231	546	(5,901)	213,876
Agency mortgage-backed pass-through securities	44,034	36	(1,576)	42,494
Corporate bonds and other	38,321	—	(679)	37,642
Total	$307,704	$640	$(8,229)	$300,115

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

As of September 30, 2018, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$8,760	$8,730
Due after one year through five years	72,298	70,975
Due after five years through ten years	87,210	85,394
Due after ten years	95,402	92,522
Subtotal	263,670	257,621
Agency mortgage-backed pass through securities	44,034	42,494
Total	$307,704	$300,115

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$1,159	$(22)	$940	$(51)	$2,099	$(73)
Municipal securities	86,425	(1,882)	87,398	(4,019)	173,823	(5,901)
Agency mortgage-backed pass-through securities	23,873	(620)	16,660	(956)	40,533	(1,576)
Corporate bonds and other	19,706	(174)	16,936	(505)	36,642	(679)
Total	$131,163	$(2,698)	$121,934	$(5,531)	$253,097	$(8,229)

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,110	$(9)	$595	$(15)	$3,705	$(24)
Municipal securities	42,249	(517)	56,483	(1,325)	98,732	(1,842)
Agency mortgage-backed pass-through securities	13,238	(105)	8,921	(256)	22,159	(361)
Corporate bonds and other	30,203	(179)	—	—	30,203	(179)
Total	$88,800	$(810)	$65,999	$(1,596)	$154,799	$(2,406)

There were no securities sold during the three and nine months ended September 30, 2018.  During the three and nine months ended September 30, 2017, the Company sold $9.0 million of corporate bonds with a minimal loss recognized.  At September 30, 2018 and December 31, 2017, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $3.0 million at September 30, 2018 and $5.0 million at December 31, 2017, respectively. The securities are pledged to further collateralize letters of credit issued by the Bank, but confirmed by another financial institution.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$458,434	$457,129
Mortgage warehouse	48,876	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,161,992	1,080,247
Commercial real estate construction and land development	298,916	243,389
1-4 family residential (including home equity)	344,342	301,219
Residential construction	117,740	109,116
Consumer and other	10,626	10,320
Total loans	2,440,926	2,270,876
Allowance for loan losses	(23,586)	(23,649)
Loans, net	$2,417,340	$2,247,227

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	September 30, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$4,055	$—	$4,055	$6,258	$448,121	$458,434
Mortgage warehouse	—	—	—	—	48,876	48,876
Real estate:
Commercial real estate (including multi-family residential)	4,717	—	4,717	5,006	1,152,269	1,161,992
Commercial real estate construction and land development	3,206	—	3,206	694	295,016	298,916
1-4 family residential (including home equity)	1,064	—	1,064	2,985	340,293	344,342
Residential construction	1,169	—	1,169	—	116,571	117,740
Consumer and other	71	—	71	—	10,555	10,626
Total loans	$14,282	$—	$14,282	$14,943	$2,411,701	$2,440,926

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,069	$—	$1,069	$6,437	$449,623	$457,129
Mortgage warehouse	—	—	—	—	69,456	69,456
Real estate:
Commercial real estate (including multi-family residential)	4,932	—	4,932	6,110	1,069,205	1,080,247
Commercial real estate construction and land development	5,274	—	5,274	—	238,115	243,389
1-4 family residential (including home equity)	924	—	924	781	299,514	301,219
Residential construction	674	—	674	—	108,442	109,116
Consumer and other	74	—	74	—	10,246	10,320
Total loans	$12,947	$—	$12,947	$13,328	$2,244,601	$2,270,876

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of September 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,173	$5,786	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,142	17,142	—
Commercial real estate construction and land development	694	694	—
1-4 family residential (including home equity)	1,628	1,628	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	24,637	25,250	—
With an allowance recorded:
Commercial and industrial	7,646	8,041	3,455
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	992	992	125
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	1,356	1,356	21
Residential construction	—	—	—
Consumer and other	—	—	—
Total	9,994	10,389	3,601
Total:
Commercial and industrial	12,819	13,827	3,455
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,134	18,134	125
Commercial real estate construction and land development	694	694	—
1-4 family residential (including home equity)	2,984	2,984	21
Residential construction	—	—	—
Consumer and other	—	—	—
	$34,631	$35,639	$3,601

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	Year Ended December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,792	$6,666	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,155	12,155	—
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	948	948	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	19,104	19,978	—
With an allowance recorded:
Commercial and industrial	5,600	5,652	1,640
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	8,009	8,194	716
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	13,609	13,846	2,356
Total:
Commercial and industrial	11,392	12,318	1,640
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	20,164	20,349	716
Commercial real estate construction and land development	209	209	—
1-4 family residential (including home equity)	948	948	—
Residential construction	—	—	—
Consumer and other	—	—	—
	$32,713	$33,824	$2,356

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,979	$119	$13,848	$98
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,242	181	16,568	147
Commercial real estate construction and land development	695	5	209	3
1-4 family residential (including home equity)	2,993	4	1,342	3
Residential construction	—	—	—	—
Consumer and other	—	—	51	—
Total	$34,909	$309	$32,018	$251

	Nine Months Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$13,370	$316	$14,343	$332
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,409	497	16,737	327
Commercial real estate construction and land development	600	8	314	7
1-4 family residential (including home equity)	3,033	9	1,352	4
Residential construction	—	—	—	—
Consumer and other	—	—	58	1
Total	$35,412	$830	$32,804	$671

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

September 30, 2018

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

Based on the most recent analysis performed, the risk category of loans by class of loan at September 30, 2018 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$430,376	$9,511	$4,287	$14,260	$—	$458,434
Mortgage warehouse	48,876	—	—	—	—	48,876
Real estate:
Commercial real estate (including multi-family residential)	1,093,942	30,376	5,553	32,121	—	1,161,992
Commercial real estate construction and land development	291,082	2,585	1,356	3,893	—	298,916
1-4 family residential (including home equity)	336,903	2,402	912	4,125	—	344,342
Residential construction	116,854	—	—	886	—	117,740
Consumer and other	10,525	32	—	69	—	10,626
Total loans	$2,328,558	$44,906	$12,108	$55,354	$—	$2,440,926

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2018 and 2017:

			Commercial real	Commercial real	1-4 family
			estate (including	estate construction	residential
	Commercial and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831
Provision for loan losses	(621)	—	(2)	447	35	153	(12)	—
Charge-offs	(235)	—	—	—	(25)	—	—	(260)
Recoveries	15	—	—	—	—	—	—	15
Net charge-offs	(220)	—	—	—	(25)	—	—	(245)
Balance September 30, 2018	$8,313	$—	$9,201	$2,735	$2,199	$1,067	$71	$23,586
Nine Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,002	—	(1,113)	210	84	125	(24)	1,284
Charge-offs	(2,123)	—	(41)	—	(25)	—	—	(2,189)
Recoveries	740	—	102	—	—	—	—	842
Net (charge-offs) recoveries	(1,383)	—	61	—	(25)	—	—	(1,347)
Balance September 30, 2018	$8,313	$—	$9,201	$2,735	$2,199	$1,067	$71	$23,586
Allowance for loan losses:
Three Months Ended
Balance June 30, 2017	$6,282	$—	$9,328	$1,894	$1,988	$835	$683	$21,010
Provision for loan losses	3,925	—	2,580	443	272	148	(460)	6,908
Charge-offs	(4,059)	—	—	—	—	—	(148)	(4,207)
Recoveries	11	—	—	—	—	—	—	11
Net charge-offs	(4,048)	—	—	—	—	—	(148)	(4,196)
Balance September 30, 2017	$6,159	$—	$11,908	$2,337	$2,260	$983	$75	$23,722
Nine Months Ended
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	6,423	—	2,958	1,110	374	235	158	11,258
Charge-offs	(5,794)	—	—	—	—	—	(148)	(5,942)
Recoveries	471	—	—	10	10	—	4	495
Net charge-offs	(5,323)	—	—	10	10	—	(144)	(5,447)
Balance September 30, 2017	$6,159	$—	$11,908	$2,337	$2,260	$983	$75	$23,722

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2018 and December 31, 2017:

			Commercial real	Commercial real	1-4 family
			estate (including	estate construction	residential
	Commercial and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2018
Individually evaluated for impairment	$3,455	$—	$125	$—	$21	$—	$—	$3,601
Collectively evaluated for impairment	4,858	—	9,076	2,735	2,178	1,067	71	19,985
Total allowance for loan losses	$8,313	$—	$9,201	$2,735	$2,199	$1,067	$71	$23,586
December 31, 2017
Individually evaluated for impairment	$1,640	$—	$716	$—	$—	$—	$—	$2,356
Collectively evaluated for impairment	6,054	—	9,537	2,525	2,140	942	95	21,293
Total allowance for loan losses	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2018 and December 31, 2017:

			Commercial real	Commercial real	1-4 family
			estate (including	estate construction	residential
	Commercial and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2018
Individually evaluated for impairment	$12,819	$—	$18,134	$694	$2,984	$—	$—	$34,631
Collectively evaluated for impairment	445,615	48,876	1,143,858	298,222	341,358	117,740	10,626	2,406,295
Total loans evaluated for impairment	$458,434	$48,876	$1,161,992	$298,916	$344,342	$117,740	$10,626	$2,440,926
December 31, 2017
Individually evaluated for impairment	$11,392	$—	$20,164	$209	$948	$—	$—	$32,713
Collectively evaluated for impairment	445,737	69,456	1,060,083	243,180	300,271	109,116	10,320	2,238,163
Total loans evaluated for impairment	$457,129	$69,456	$1,080,247	$243,389	$301,219	$109,116	$10,320	$2,270,876

Troubled Debt Restructurings

As of September 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $26.0 million and $25.6 million, respectively. The Company allocated $1.9 million and $2.2 million of specific reserves for troubled debt restructurings at September 30, 2018 and December 31, 2017, respectively.

The following tables present information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification of	Modification of		Modification of	Modification of
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$200	$200	4	$1,520	$1,520
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	1	502	502
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$200	$200	5	$2,022	$2,022

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	Nine Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification of	Modification of		Modification of	Modification of
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	9	$1,797	$1,797	7	$3,441	$3,441
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	3	8,783	8,783
Commercial real estate construction and land development	—	—	—	1	210	210
1-4 family residential (including home equity)	—	—	—	1	86	86
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	9	$1,797	$1,797	12	$12,520	$12,520

Troubled debt restructurings resulted in charge-offs of $55 thousand and $72 thousand during the three and nine months ended September 30, 2018, respectively.  Troubled debt restructurings resulted in charge-offs of $407 thousand during the nine months ended September 30, 2017. There were no charge-offs from troubled debt restructurings during the three months ended September 30, 2017.

As of September 30, 2018, a $29 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2018.  As of September 30, 2017, a $12 thousand loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted and was charged-off during the nine months ended September 30, 2017.  Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, the Company added $1.8 million in new troubled debt restructurings, of which all were still outstanding on September 30, 2018.

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

September 30, 2018

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$191,468	$191,468	$—	$—	$191,468
Available for sale securities	300,115	—	300,115	—	300,115
Loans held for investment, net of allowance	2,417,340	—	—	2,385,592	2,385,592
FHLB stock	11,851	N/A	N/A	N/A	N/A
Accrued interest receivable	11,609	2	1,933	9,674	11,609
Financial liabilities
Deposits	$2,433,791	$—	$2,422,362	$—	$2,422,362
Accrued interest payable	2,106	—	2,106	—	2,106
Borrowed funds	211,569	—	215,698	—	215,698
Subordinated debt	48,839	—	48,839	—	48,839

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$182,103	$182,103	$—	$—	$182,103
Available for sale securities	309,615	—	309,615	—	309,615
Loans held for investment, net of allowance	2,247,227	—	—	2,238,721	2,238,721
FHLB stock	12,862	N/A	N/A	N/A	N/A
Accrued interest receivable	12,194	3	3,296	8,895	12,194
Financial liabilities
Deposits	$2,213,974	$—	$2,209,111	$—	$2,209,111
Accrued interest payable	610	—	610	—	610
Borrowed funds	282,569	—	288,887	—	288,887
Subordinated debt	48,659	—	48,659	—	48,659

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following tables present fair values for assets measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$6,103	$—	$6,103
Municipal securities	—	213,876	—	213,876
Agency mortgage-backed pass-through securities	—	42,494	—	42,494
Corporate bonds and other	—	37,642	—	37,642
Total	$—	$300,115	$—	$300,115

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,715	$—	$8,715
Municipal securities	—	222,958	—	222,958
Agency mortgage-backed pass-through securities	—	31,812	—	31,812
Corporate bonds and other	—	46,130	—	46,130
Total	$—	$309,615	$—	$309,615

There were no liabilities measured at fair value on a recurring basis as of September 30, 2018 or December 31, 2017. There were no transfers between levels during the nine months ended September 30, 2018 or 2017.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,586
Commercial real estate (including multi- family residential)	—	—	867
1-4 family residential (including home equity)	—	—	2,963
Other real estate owned	—	—	1,801
	$—	$—	$10,217

	As of December 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,012
Commercial real estate (including multi- family residential)	—	—	7,478
Other real estate owned	—	—	365
	$—	$—	$11,855

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Impaired Loans with Specific Allocation of Allowance

During the nine months ended September 30, 2018 and the year ended December 31, 2017, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2018, the total reported fair value of impaired loans of $6.8 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $10.4 million that was reduced by specific allowance allocations totaling $3.6 million. At December 31, 2017, the total reported fair value of impaired loans of $11.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $13.8 million that was reduced by specific allowance allocations totaling $2.4 million.

6. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at September 30, 2018 and December 31, 2017 were $304.4 million and $227.4 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$519,185
After one but within two years	141,239
After two but within three years	69,622
After three but within four years	71,417
After four but within five years	102,912
Total	$904,375

The Company had $283.6 million and $314.8 million of brokered deposits as of September 30, 2018 and December 31, 2017, respectively.  Included in these amounts were reciprocal deposits that the Company has placed through the Certificates of Deposits Account Registry Service (CDARS) Network which totaled $46.5 million and $68.4 million, at September 30, 2018 and December 31, 2017, respectively. There were no major concentrations of deposits with any one depositor at September 30, 2018 and December 31, 2017.

7. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2018, the Company had a total borrowing capacity of $1.04 billion, of which $755.9 million was available and $282.5 million was outstanding. FHLB advances of $211.0 million were outstanding at September 30, 2018, at a weighted average interest rate of 2.20%.  Letters of credit were $71.5 million at September 30, 2018, of which $32.1 million will expire in October 2018, $13.1 million will expire in December 2018, $8.8 million will expire in January 2019, $10.2 million will expire in February 2019, $5.5 million will expire in August 2019, $300 thousand will expire in December 2019 and $1.6 million will expire in January 2020.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In 2015, the Company borrowed $18.0 million under its credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014.  The maximum commitment to advance funds under the credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. The credit agreement matures in December 2021. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. After giving effect to the annual reductions, the unused borrowing capacity of the revolving credit agreement was $17.1 million at September 30, 2018. The Company used the funds borrowed in 2015 to repay debt that F&M Bancshares, Inc. owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, the Company paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The credit agreement includes certain restrictive covenants. At September 30, 2018, the Company believes it is in compliance with its debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.75%, at September 30, 2018, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

Remaining 2018	$—
2019	—
2020	—
2021 and thereafter	569
Total	$569

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

September 30, 2018

(Unaudited)

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at September 30, 2018 of $9.3 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2018, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2018 was 2.3494%.
(2)	All debentures are currently callable.

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

9. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2018 income tax expense was $1.9 million and $4.9 million, respectively, compared with $887 thousand and $4.1 million, respectively, for the three and nine months ended September 30, 2017.  The effective income tax rate for the three and nine months ended September 30, 2018 was 17.8% and 17.0%, respectively, compared to 22.9% and 22.3%, respectively, for the three and nine months ended September 30, 2017. The decrease in income tax expense and the effective tax rate year over year was primarily attributable to the Tax Act enacted on December 22, 2017, which reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and nine months ended September 30, 2018 and 2017. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2014.

10. STOCK BASED COMPENSATION

During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was amended in 2017 and the shareholders authorized a maximum aggregate of 1,900,000 shares of stock to be issued, any or all of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $380 thousand and $1.2 million for the three and nine months ended September 30, 2018, respectively, and $497 thousand and $1.3 million for the three and nine months ended September 30, 2017, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of September 30, 2018. Under the Plan, options are exercisable for up to 10 years from the date of the grant and are generally fully vested 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plan during the nine months ended September 30, 2018 is set forth below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2018	775	$19.94	5.72	$13,718
Options granted	4	40.40
Options exercised	(173)	14.35
Options forfeited	(31)	29.20
Options outstanding, September 30, 2018	575	$21.30	5.63	$11,743
Options vested and exercisable, September 30, 2018	435	$19.36	4.98	$9,725

Restricted Stock Awards

During the nine months ended September 30, 2018, the Company issued 14,752 shares of restricted stock. The forfeiture restrictions on restricted stock shares generally lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

As of September 30, 2018, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.04 years.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2018 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2018	41	$30.46
Share awards granted	15	41.36
Share awards vested	(18)	30.04
Unvested share awards forfeited or cancelled	—	—
Nonvested share awards outstanding, September 30, 2018	38	$34.37

As of September 30, 2018, there was $978 thousand of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.88 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$349,084	$347,204	$369,573	$250,467
Standby letters of credit	12,671	2,003	15,445	1,725
Total	$361,755	$349,207	$385,018	$252,192

Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.80% to 7.75% with a weighted average maturity and rate of 3.32 years and 5.34%, respectively.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

12. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. Management believes as of September 30, 2018 and December 31, 2017 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at September 30, 2018 and December 31, 2017:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2018
Total Capital (to risk weighted assets)	$364,475	13.94%	$209,209	8.00%	$258,243	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	292,050	11.17%	117,680	4.50%	166,714	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	301,436	11.53%	156,907	6.00%	205,940	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	301,436	10.23%	117,856	4.00%	117,856	4.000%	N/A	N/A
As of December 31, 2017
Total Capital (to risk weighted assets)	$336,829	13.43%	$200,687	8.00%	$232,044	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	264,521	10.54%	112,886	4.50%	144,244	5.750%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	273,825	10.92%	150,515	6.00%	181,872	7.250%	N/A	N/A
Tier 1 Capital (to average tangible assets)	273,825	9.84%	111,274	4.00%	111,274	4.000%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2018
Total Capital (to risk weighted assets)	$356,867	13.65%	$209,098	8.00%	$258,105	9.875%	$261,372	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	293,828	11.24%	117,617	4.50%	166,625	6.375%	169,892	6.50%
Tier 1 Capital (to risk weighted assets)	293,828	11.24%	156,823	6.00%	205,830	7.875%	209,098	8.00%
Tier 1 Capital (to average tangible assets)	293,828	9.98%	117,801	4.00%	117,801	4.000%	147,252	5.00%
As of December 31, 2017
Total Capital (to risk weighted assets)	$331,872	13.24%	$200,596	8.00%	$231,939	9.250%	$250,745	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	268,868	10.72%	112,835	4.50%	144,179	5.750%	162,985	6.50%
Tier 1 Capital (to risk weighted assets)	268,868	10.72%	150,447	6.00%	181,790	7.250%	200,596	8.00%
Tier 1 Capital (to average tangible assets)	268,868	9.67%	111,230	4.00%	111,230	4.000%	139,037	5.00%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)				(Amounts in thousands, except per share data)
Net income attributable to shareholders	$8,879		$2,986		$24,146		$14,428
Basic:
Weighted average shares outstanding	13,371	$0.66	13,165	$0.23	13,320	$1.81	13,104	$1.10
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	266		318		284		341
Total	13,637	$0.65	13,483	$0.22	13,605	$1.77	13,445	$1.07

There were no antidilutive shares as of September 30, 2018. Stock options for 33 thousand shares were not considered in computing diluted earnings per common share as of September 30, 2017 because they were antidilutive.

15. SUBSEQUENT EVENT

On October 1, 2018, Allegiance completed the previously announced acquisition of Post Oak Bancshares, Inc. (“Post Oak”), the holding company of Post Oak Bank, N.A. Post Oak operated thirteen (13) banking locations: twelve (12) located throughout the greater Houston metropolitan area and one in Beaumont, just outside of the Houston metropolitan area. Allegiance incurred approximately $821 thousand in acquisition and merger-related expenses related to the acquisition during the nine months ended September 30, 2018.

As of September 30, 2018, Post Oak Bank, N.A. reported total assets of $1.49 billion, total loans of $1.12 billion and total deposits of $1.29 billion. Under the terms of the acquisition agreement, Allegiance issued 8,402,010 shares of common stock plus $20 thousand of cash in lieu of any resulting fractional shares. Additionally, all outstanding Post Oak options were assumed by Allegiance and converted using the 0.7017 exchange ratio to 299,352 options at a weighted average exercise price of $12.83 per option. Based on the $41.70 per share closing price of Allegiance common stock on September 28, 2018, the total transaction value was approximately $359.0 million. The acquisition of Post Oak will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Allegiance’s assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. Allegiance expects to recognize goodwill in this transaction, which is expected to be nondeductible for tax purposes.

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

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in our Annual Report on Form 10-K for the year ended December 31, 2017 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

Results of Operations

Net income was $8.9 million, or $0.65 per diluted share, for the third quarter 2018 compared to $3.0 million, or $0.22 per diluted share, for the third quarter 2017. Annualized returns on average assets and average equity were 1.18% and 10.80%, respectively, compared to 0.43% and 3.90%, respectively, for the three months ended September 30, 2018 and 2017, respectively. The efficiency ratio increased to 63.95% for the third quarter 2018 from 62.14% for the third quarter 2017. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.

Net income was $24.1 million, or $1.77 per diluted share, for the nine months ended September 30, 2018 compared to $14.4 million, or $1.07 per diluted share, for the nine months ended September 30, 2017. The nine months ended September 30, 2018 results include $1.8 million and $821 thousand of core system conversion and merger-related expenses, respectively. Annualized returns on average assets and average equity were 1.10% and 10.16%, respectively, for the nine months ended September 30, 2018 compared to 0.73% and 6.55%, respectively, for the nine months ended September 30, 2017. The efficiency ratio increased to 65.52% for the nine months ended September 30, 2018 compared to 62.97% for the nine months ended September 30, 2017.

Net Interest Income

Three months ended September 30, 2018 compared with three months ended September 30, 2017. Net interest income before the provision for loan losses for the three months ended September 30, 2018 was $28.0 million compared with $27.0 million for the three months ended September 30, 2017, an increase of $1.0 million, or 3.8%. The increase in net interest income was primarily due to the increase in average interest-earning assets as a result of organic loan growth partially offset by increased interest expense on interest-bearing liabilities driven in part by the subordinated debt that was issued in December 2017.

Interest income was $35.3 million for the three months ended September 30, 2018, an increase of $4.4 million, or 14.4%, compared with the three months ended September 30, 2017, primarily due to an increase in interest income and fees on loans as a result of an increase of $243.4 million, or 11.4%, in average loans for the same periods. Additionally, the average yield on loans increased to 5.49% for the three months ended September 30, 2018 from 5.30% for the same period in 2017.

Interest expense was $7.3 million for the three months ended September 30, 2018, an increase of $3.4 million, or 87.0%, compared to the three months ended September 30, 2017. This increase was primarily due to the subordinated debt issuance in December 2017 and higher funding costs on FHLB borrowings and certificates of deposit.  The cost of average interest-bearing liabilities increased to 153 basis points for the three months ended September 30, 2018 compared to 93 basis points for the same period in 2017. Additionally, average interest-bearing liabilities increased $229.8 million, or 13.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in average interest-bearing liabilities for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the increase in average interest-bearing deposits of $153.2 million and the increase in average subordinated debt of $39.5 million.  The increase in average interest-bearing deposits for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the increase in average certificates and other time deposits of $142.2 million, or 18.9%.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2018 was 4.10%, a decrease of 27 basis points compared to 4.37% for the three months ended September 30, 2017 primarily due to interest expense on the subordinated debt issuance and certificates of deposit and a reduction in the tax equivalent adjustment due to tax reform. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the third quarter 2018 increased over the same period in 2017.  The average yield on interest-earning assets, 5.12%, and the average rate paid on interest-bearing liabilities, 1.53%, as of September 30, 2018, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% and 35% federal tax rate for the three months ended September 30, 2018 and 2017, respectively, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,384,966	$32,988	5.49%	$2,141,546	$28,588	5.30%
Securities	304,254	2,083	2.72%	324,901	2,121	2.59%
Deposits in other financial institutions	47,518	265	2.21%	53,409	192	1.43%
Total interest-earning assets	2,736,738	$35,336	5.12%	2,519,856	$30,901	4.87%
Allowance for loan losses	(24,059)			(20,886)
Noninterest-earning assets	276,997			261,524
Total assets	$2,989,676			$2,760,494

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$181,284	$389	0.85%	$142,429	$127	0.35%
Money market and savings deposits	530,240	859	0.64%	558,087	684	0.49%
Certificates and other time deposits	896,253	4,051	1.79%	754,076	2,299	1.21%
Borrowed funds	234,776	1,272	2.15%	197,668	654	1.31%
Subordinated debt	48,805	729	5.93%	9,259	140	5.98%
Total interest-bearing liabilities	1,891,358	$7,300	1.53%	1,661,519	$3,904	0.93%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	761,935			786,566
Other liabilities	10,179			8,960
Total liabilities	2,663,472			2,457,045
Shareholders' equity	326,204			303,449
Total liabilities and shareholders' equity	$2,989,676			$2,760,494

Net interest rate spread			3.59%			3.94%

Net interest income and margin(1)		$28,036	4.06%		$26,997	4.25%

Net interest income and margin (tax equivalent)(2)		$28,292	4.10%		$27,748	4.37%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, and other applicable effective tax rates.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017. Net interest income before the provision for loan losses for the nine months ended September 30, 2018 was $82.7 million compared with $76.2 million for the nine months ended September 30, 2017, an increase of $6.5 million, or 8.5%. The increase in net interest income was primarily due to organic loan growth partially offset by the increased interest expense on interest-bearing liabilities.

Interest income was $101.9 million for the nine months ended September 30, 2018, an increase of $14.5 million, or 16.6%, compared with the nine months ended September 30, 2017, primarily due to an increase in interest income and fees on loans due to an increase in average loans of $281.5 million, or 13.8%. Additionally, the average yield on loans increased to 5.47% for the nine months ended September 30, 2018 from 5.29% for the same period in 2017.

Interest expense was $19.2 million for the nine months ended September 30, 2018, an increase of $8.0 million, or 71.7%, compared to the nine months ended September 30, 2017. This increase was primarily due to the subordinated debt issuance and rising expenses associated with higher costs on FHLB borrowings and certificates of deposit.  The cost of average interest-bearing liabilities increased to 136 basis points for the nine months ended September 30, 2018 compared to 89 basis points for the same period in 2017. Additionally, average interest-bearing liabilities increased $196.2 million, or 11.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $173.3 million, or 12.4%, and the increase in average subordinated debt of $39.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in average interest-bearing deposits for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the increase in average certificates and other time deposits of $100.1 million, or 13.5%.

Tax equivalent net interest margin for the nine months ended September 30, 2018 was 4.17%, a decrease of 17 basis points compared to 4.34% for the nine months ended September 30, 2017 primarily due to the increase in interest expense on the subordinated debt issuance and certificates of deposit and a reduction in the tax equivalent adjustment due to tax reform. The average yield on interest-earning assets of 5.09% and the average rate paid on interest-bearing liabilities of 1.36% for the nine months ended September 30, 2018 increased over the same period in 2017 primarily due to changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% and 35% federal tax rate for the nine months ended September 30, 2018 and 2017, respectively, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$2,319,727	$94,951	5.47%	$2,038,228	$80,584	5.29%
Securities	310,709	6,238	2.68%	325,730	6,337	2.60%
Deposits in other financial institutions	49,205	731	1.99%	52,150	479	1.23%
Total interest-earning assets	2,679,641	$101,920	5.09%	2,416,108	$87,400	4.84%
Allowance for loan losses	(24,254)			(19,456)
Noninterest-earning assets	276,777			260,843
Total assets	$2,932,164			$2,657,495

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$190,228	$914	0.64%	$136,991	$345	0.34%
Money market and savings deposits	534,925	2,197	0.55%	514,995	1,822	0.47%
Certificates and other time deposits	841,849	10,120	1.61%	741,732	6,539	1.18%
Borrowed funds	265,401	3,780	1.90%	282,024	2,068	0.98%
Subordinated debt	48,746	2,168	5.95%	9,231	394	5.70%
Total interest-bearing liabilities	1,881,149	$19,179	1.36%	1,684,973	$11,168	0.89%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	724,493			670,908
Other liabilities	8,742			6,926
Total liabilities	2,614,384			2,362,807
Shareholders' equity	317,780			294,688
Total liabilities and shareholders' equity	$2,932,164			$2,657,495

Net interest rate spread			3.73%			3.95%

Net interest income and margin		$82,741	4.13%		$76,232	4.22%

Net interest income and margin (tax equivalent)		$83,551	4.17%		$78,517	4.34%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively, and other applicable effective tax rates.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$3,273	$1,127	$4,400	$11,199	$3,168	$14,367
Securities	(135)	97	(38)	(295)	196	(99)
Deposits in other financial institutions	(21)	94	73	(26)	278	252
Total increase in interest income	3,117	1,318	4,435	10,878	3,642	14,520

Interest-bearing Liabilities:
Interest-bearing demand deposits	33	229	262	135	434	569
Money market and savings deposits	(34)	209	175	70	305	375
Certificates and other time deposits	434	1,318	1,752	884	2,697	3,581
Borrowed funds	123	495	618	(123)	1,835	1,712
Subordinated debt	596	(7)	589	1,684	90	1,774
Total increase in interest expense	1,152	2,244	3,396	2,650	5,361	8,011
Increase (decrease) in net interest income	$1,965	$(926)	$1,039	$8,228	$(1,719)	$6,509

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $23.6 million at September 30, 2018 and December 31, 2017, representing 0.97% and 1.04% of total loans, respectively. We did not record a provision for loan losses for the quarter ended September 30, 2018.  We recorded a $6.9 million provision for loan losses for the quarter ended September 30, 2017.  We recorded a $1.3 million provision for loan losses for the nine months ended September 30, 2018 and an $11.3 million provision for the nine months ended September 30, 2017. The decreases in the provision for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were primarily due to lower net charge-offs during the nine months ended September 30, 2018 compared to the same period in the 2017 and the reduction and elimination of our Hurricane Harvey reserve that was created in the third quarter 2017.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended September 30, 2018 compared with three months ended September 30, 2017. Noninterest income totaled $1.9 million for the three months ended September 30, 2018 compared with $1.5 million for the same period in 2017, an increase of $468 thousand, or 32.1%.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017. Noninterest income totaled $5.4 million for the nine months ended September 30, 2018 compared with $4.3 million for the same period in 2017, an increase of $1.1 million, or 25.7%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$175	$144	$31	$565	$527	$38
Service charges on deposit accounts	177	204	(27)	506	604	(98)
Loss on sale of securities	—	(12)	12	—	(12)	12
Gain on sale of other real estate	—	—	—	1	—	1
Bank owned life insurance income	137	146	(9)	416	440	(24)
Debit card and ATM card income	300	226	74	858	664	194
Rebate from correspondent bank	613	370	243	1,621	939	682
Other(1)	526	382	144	1,412	1,116	296
Total noninterest income	$1,928	$1,460	$468	$5,379	$4,278	$1,101

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended September 30, 2018 compared with three months ended September 30, 2017. Noninterest expense was $19.2 million for the three months ended September 30, 2018 compared to $17.7 million for the three months ended September 30, 2017, an increase of $1.5 million, or 8.4%.  This increase over the third quarter 2017 was primarily due to salaries and benefits and data processing and software amortization expenses incurred to support strategic growth initiatives, partially offset by a decrease in professional fees.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017. Noninterest expense totaled $57.7 million for the nine months ended September 30, 2018 compared with $50.7 million for the same period in 2017, an increase of $7.1 million, or 13.9%. This increase over the nine months ended September 30, 2017 was primarily due to expenses related to the core system conversion of $1.8 million and acquisition and merger-related expenses of $821 thousand during the nine months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$12,965	$11,580	$1,385	$38,537	$32,557	$5,980
Net occupancy and equipment	1,281	1,325	(44)	3,886	4,054	(168)
Depreciation	490	427	63	1,330	1,225	105
Data processing and software amortization	1,226	783	443	3,635	2,197	1,438
Professional fees	303	822	(519)	1,339	2,704	(1,365)
Regulatory assessments and FDIC insurance	505	582	(77)	1,533	1,740	(207)
Core deposit intangibles amortization	195	195	—	586	586	—
Communications	262	251	11	769	731	38
Advertising	351	302	49	1,021	853	168
Acquisition and merger-related expenses	196	—	196	821	—	821
Other real estate expense	42	59	(17)	185	249	(64)
Printing and supplies	74	83	(9)	259	210	49
Other	1,274	1,267	7	3,840	3,580	260
Total noninterest expense	$19,164	$17,676	$1,488	$57,741	$50,686	$7,055

(1)

Total salaries and employee benefits includes $380 thousand and $497 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, in stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $1.4 million, or 12.0%, for the three months ended September 30, 2018 compared to the same period in 2017 and increased $6.0 million, or 18.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increase were primarily attributable to additional employees hired to support our growth.

Data Processing and software amortization. Data processing and software amortization increased $443 thousand, or 56.6%, for the three months ended September 30, 2018 compared to the same period in 2017 and increased $1.4 million, or 65.5%, for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to expenses incurred to complete our core system conversion during 2018.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are primarily legal, advisory and accounting fees associated with the acquisition of Post Oak Bancshares, Inc. (“Post Oak”). Acquisition and merger-related expenses also include data processing conversion costs and contract termination costs. The increase in expenses for the three and nine months ended September 30, 2018 over the respective periods in 2017 is directly related to the Post Oak acquisition activity in those periods.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. We calculate our efficiency ratio by excluding from noninterest income the net gains and losses on the sale of securities, which can vary widely from period to period.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.95% and 65.52% for the three and nine months ended September 30, 2018, respectively, compared to 62.14% and 62.97% for the three and nine months ended September 30, 2017, respectively.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $1.0 million, or 116.6%, to $1.9 million for the three months ended September 30, 2018 compared with $887 thousand for the same period in 2017. Income tax expense increased $811 thousand, or 19.6%, to $4.9 million for the nine months ended September 30, 2018 compared with $4.1 million for the same period in 2017. Our effective tax rates were 17.8% and 17.0% for the three and nine months ended September 30, 2018, respectively, compared to 22.9% and 22.3% for the three and nine months ended September 30, 2017, respectively. Our effective tax rate decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Act enacted on December 22, 2017.

Financial Condition

Loan Portfolio

At September 30, 2018, total loans were $2.44 billion, an increase of $170.1 million, or 7.5%, compared with December 31, 2017, primarily due to organic growth within our loan portfolio.

Total loans as a percentage of deposits were 100.3% and 102.6% as of September 30, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 80.4% and 79.4% as of September 30, 2018 and December 31, 2017, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston metropolitan area.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$458,434	18.8%	$457,129	20.1%
Mortgage warehouse	48,876	2.0%	69,456	3.1%
Real estate:
Commercial real estate (including multi-family residential)	1,161,992	47.7%	1,080,247	47.5%
Commercial real estate construction and land development	298,916	12.2%	243,389	10.7%
1-4 family residential (including home equity)	344,342	14.1%	301,219	13.3%
Residential construction	117,740	4.8%	109,116	4.8%
Consumer and other	10,626	0.4%	10,320	0.5%
Total loans	2,440,926	100.0%	2,270,876	100.0%
Allowance for Loan Losses	(23,586)		(23,649)
Loans, net	$2,417,340		$2,247,227

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased by $1.3 million, or 0.3%, to $458.4 million as of September 30, 2018 from $457.1 million as of December 31, 2017.

Our exposure to oil and gas exploration and production companies is roughly 2.4% of our total loan portfolio as of September 30, 2018. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 3.8% at September 30, 2018. The collateral on these loans includes industrial commercial real estate, working capital assets, machining equipment, drilling equipment, general industrial equipment, vehicles, airplanes, ranch property, insurance policies, notes receivable and a hotel. In addition, these loans are all personally guaranteed by the owners of the borrower.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $20.6 million, or 29.6%, to $48.9 million as of September 30, 2018 from $69.5 million at December 31, 2017.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2018 and December 31, 2017, 53.0% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $81.7 million, or 7.6%, to $1.16 billion as of September 30, 2018 from $1.08 billion as of December 31, 2017, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans increased to $83.6 million as of September 30, 2018 from $67.2 million as of December 31, 2017.  We had 106 multi-family loans with an average loan size of $788 thousand as of September 30, 2018.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans increased $55.5 million, or 22.8%, to $298.9 million as of September 30, 2018 compared to $243.4 million as of December 31, 2017 as a result of organic loan growth.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $43.1 million, or 14.3%, to $344.3 million as of September 30, 2018 from $301.2 million as of December 31, 2017. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $9.0 million, or 20.5%, to $52.8 million as of September 30, 2018 from $43.8 million as of December 31, 2017.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $8.6 million, or 7.9% to $117.7 million as of September 30, 2018 from $109.1 million as of December 31, 2017.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $306 thousand, or 3.0%, to $10.6 million as of September 30, 2018 from $10.3 million as of December 31, 2017.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $14.9 million and $13.3 million in nonperforming loans as of September 30, 2018 and December 31, 2017, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of	As of
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$6,258	$6,437
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,006	6,110
Commercial real estate construction and land development	694	—
1-4 family residential (including home equity)	2,985	781
Residential construction	—	—
Consumer and other	—	—
Total nonaccrual loans	14,943	13,328
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	14,943	13,328
Other real estate	1,801	365
Other repossessed assets	205	205
Total nonperforming assets	$16,949	$13,898
Restructured loans(1)	$17,777	$17,526
Nonperforming assets to total assets	0.56%	0.49%
Nonperforming loans to total loans	0.61%	0.59%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are classified as substandard and consist of accruing, restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2018 and December 31, 2017, we had $19.7 million and $17.9 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2018, potential problem loans consisted of twenty-one credit relationships. Of the total outstanding balance at September 30, 2018, 40.4% related to one customer in the hospitality industry, 33.7% related to 9 customers in an energy-related industry, 12.5% related to one customer in the residential leasing industry, 6.1% related to one customer in the manufacturing industry, 3.6% related to three customers in the commercial services industry, 2.2% related to one customer in the convenience store industry, 1.0% related to one customer in the construction services industry, 0.3% related to three customers in the freight transportation industry and 0.2% related to one customer in the consumer services industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at September 30, 2018 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.

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

At September 30, 2018, our allowance for loan losses amounted to $23.6 million, or 0.97%, of total loans compared with $23.6 million, or 1.04%, as of December 31, 2017. The slight decrease in the allowance of $63 thousand as of September 30, 2018 as compared to the year ended December 31, 2017 was primarily due to lower net charge-offs during the nine months ended September 30, 2018 compared to the same period in the 2017 and the reduction and elimination of our Hurricane Harvey reserve that was created in the third quarter 2017. We believe that the allowance for loan losses at September 30, 2018 and December 31, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.08% for the nine months ended September 30, 2018 compared to annualized net charge-offs of 0.36% for the nine months ended September 30, 2017 and the year ended December 31, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,319,727	$2,038,228
Gross loans outstanding at end of period	2,440,926	2,201,540
Allowance for loan losses at beginning of period	23,649	17,911
Provision for loan losses	1,284	11,258
Charge-offs:
Commercial and industrial loans	(2,123)	(5,794)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(41)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	(25)	—
Residential construction	—	—
Consumer and other	—	(148)
Total charge-offs for all loan types	(2,189)	(5,942)
Recoveries:
Commercial and industrial loans	740	471
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	102	—
Commercial real estate construction and land development	—	10
1-4 family residential (including home equity)	—	10
Residential construction	—	—
Consumer and other	—	4
Total recoveries for all loan types	842	495
Net charge-offs	(1,347)	(5,447)
Allowance for loan losses at end of period	$23,586	$23,722
Allowance for loan losses to total loans	0.97%	1.08%
Net charge-offs to average loans (1)	0.08%	0.36%
Allowance for loan losses to nonperforming loans	157.84%	170.50%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of September 30, 2018, the carrying amount of investment securities totaled $300.1 million, a decrease of $9.5 million, or 3.1%, compared with $309.6 million as of December 31, 2017. Securities represented 9.9% and 10.8% of total assets as of September 30, 2018 and December 31, 2017, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$6,118	$58	$(73)	$6,103
Municipal securities	219,231	546	(5,901)	213,876
Agency mortgage-backed pass-through securities	44,034	36	(1,576)	42,494
Corporate bonds and other	38,321	—	(679)	37,642
Total	$307,704	$640	$(8,229)	$300,115

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

As of September 30, 2018, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2018, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	September 30, 2018
			After One Year		After Five Years
	Within One		but		but Within		After Ten
	Year		Within Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$2,537	3.33%	$1,409	3.44%	$2,172	2.74%	$6,118	3.15%
Municipal securities	3,600	2.03%	37,600	2.03%	84,801	3.04%	93,230	3.83%	219,231	3.18%
Agency mortgage-backed pass-through securities	—	0.00%	37	4.03%	4,785	2.36%	39,212	3.18%	44,034	3.10%
Corporate bonds and other	5,161	2.39%	32,160	2.44%	1,000	8.00%	—	0.00%	38,321	2.58%
Total	$8,761	2.24%	$72,334	2.26%	$91,995	3.06%	$134,614	3.63%	$307,704	3.10%

	December 31, 2017
			After One Year		After Five Years
	Within One		but		but Within		After Ten
	Year		Within Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,018	1.46%	$2,516	3.33%	$1,396	3.44%	$2,577	2.75%	$8,507	2.73%
Municipal securities	1,263	2.56%	26,841	2.37%	82,981	3.21%	111,245	4.48%	222,330	3.74%
Agency mortgage-backed pass-through securities	—	0.00%	—	0.00%	5,074	2.29%	26,940	2.90%	32,014	2.81%
Corporate bonds and other	7,552	2.19%	29,538	2.45%	9,157	2.99%	—	0.00%	46,247	2.51%
Total	$10,833	2.10%	$58,895	2.45%	$98,608	3.14%	$140,762	4.15%	$309,098	3.43%

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

As of September 30, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.68% during the nine months ended September 30, 2018 compared with 2.60% for the nine months ended September 30, 2017. The increase in average yield during the first nine months of 2018 compared to the same period in 2017 was primarily due to our increased investment in longer-term securities. This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangible Assets

Our goodwill as of September 30, 2018 and December 31, 2017 was $39.4 million for both periods. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of September 30, 2018 and December 31, 2017, was $2.7 million and $3.3 million, respectively. Core deposit intangible assets are amortized using a straight-line amortization method over its estimated useful life of seven to nine years.

Deposits

Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and certificates and other time accounts. We rely primarily on convenient locations, personalized service and our customer relationships to attract and retain these deposits. We seek customers that will engage in both a lending and deposit relationship with us.

Total deposits at September 30, 2018 were $2.43 billion, an increase of $219.8 million, or 9.9%, compared with $2.21 billion at December 31, 2017. Noninterest-bearing deposits at September 30, 2018 were $789.7 million, an increase of $106.6 million, or 15.6%, compared with $683.1 million at December 31, 2017. Interest-bearing deposits at September 30, 2018 were $1.64 billion, an increase of $113.2 million, or 7.4%, compared with $1.53 billion at December 31, 2017.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2018, we had a total borrowing capacity of $1.04 billion, of which $755.9 million was available and $282.5 million was outstanding. FHLB advances of $211.0 million were outstanding at September 30, 2018, at a weighted average interest rate of 2.20%.  Letters of credit were $71.5 million at September 30, 2018, of which $32.1 million will expire in October 2018, $13.1 million will expire in December 2018, $8.8 million will expire in January 2019, $10.2 million will expire in February 2019, $5.5 million will expire in August 2019, $300 thousand will expire in December 2019 and $1.6 million will expire in January 2020.

Credit Agreement

In January 2015, we borrowed $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same credit agreement in 2014. We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed and used the funds borrowed in 2014 to pay off a previous borrowing with another financial institution that had been entered into during 2013 in conjunction with the acquisition of Independence Bank. In October 2015, we paid down $27.5 million of the credit agreement with a portion of the proceeds from the initial public offering of Allegiance common stock. The interest rate on the outstanding debt under the revolving credit agreement is the Prime rate minus 25 basis points, or 4.75%, at September 30, 2018, and is paid quarterly. As of September 30, 2018 and December 31, 2017, we had $569 thousand of indebtedness owed under the credit agreement. Our revolving credit agreement matures in December 2021 and is secured by 100% of the capital stock of the Bank.

The maximum commitment to advance funds under our credit agreement was originally $30.0 million, which has been and will continue to be reduced by $4.285 million on each December 22nd, beginning on December 22, 2015. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. After giving effect to the annual reductions, the unused borrowing capacity of the revolving credit agreement was $17.1 million at September 30, 2018.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. At September 30, 2018, we believe we were in compliance with our debt covenants and had not been made aware of any noncompliance by the lender.

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at September 30, 2018 of $9.3 million. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures.

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

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of September 30, 2018 and December 31, 2017 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of September 30, 2018
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$569	$—	$569
Operating leases	659	1,830	2,500	6,287	11,276
Total	$659	$1,830	$3,069	$6,287	$11,845

	As of December 31, 2017
		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	1,806	1,030	1,950	4,673	9,459
Total	$1,806	$1,030	$1,950	$5,242	$10,028

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

As of September 30, 2018 and December 31, 2017, we had outstanding $696.3 million and $620.0 million, respectively, in commitments to extend credit and $14.7 million and $17.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2018 and the year ended

December 31, 2017, our liquidity needs have been primarily met by core deposits, borrowings, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $281.5 million, or 13.8%, for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.5 years and modified duration of 5.5 years at September 30, 2018, and a weighted average life of 6.5 years and modified duration of 5.5 years at December 31, 2017.

As of September 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2018 and December 31, 2017, the Bank was well capitalized.

Total shareholder’s equity was $328.1 million at September 30, 2018, compared with $306.9 million at December 31, 2017, an increase of $21.3 million, or 6.9%. This increase was primarily the result of net income of $24.1 million for the nine months ended September 30, 2018.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of September 30, 2018
Total capital (to risk weighted assets)	13.94%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.17%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	11.53%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	10.23%	4.00%	4.000%	N/A
As of December 31, 2017
Total capital (to risk weighted assets)	13.43%	8.00%	9.250%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.54%	4.50%	5.750%	N/A
Tier 1 capital (to risk weighted assets)	10.92%	6.00%	7.250%	N/A
Tier 1 capital (to average assets)	9.84%	4.00%	4.000%	N/A
Allegiance Bank
As of September 30, 2018
Total capital (to risk weighted assets)	13.65%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.24%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.24%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	9.98%	4.00%	4.000%	5.00%
As of December 31, 2017
Total capital (to risk weighted assets)	13.24%	8.00%	9.250%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.72%	4.50%	5.750%	6.50%
Tier 1 capital (to risk weighted assets)	10.72%	6.00%	7.250%	8.00%
Tier 1 capital (to average assets)	9.67%	4.00%	4.000%	5.00%

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
+300	(2.8)%	(6.2)%	(1.5)%	(9.0)%
+200	(1.6)%	(4.1)%	(0.5)%	(5.4)%
+100	(0.9)%	(2.2)%	(0.1)%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.0)%	(1.9)%	(2.8)%	(1.9)%

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of September 30, 2018, there were no material changes to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

3.1*	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc.

3.2

Amended and Restated Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.1	Form of indemnification agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333‑206536))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: November 1, 2018	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: November 1, 2018	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer