Form 10-K
period 2018-12-31
Allegiance Bancshares, Inc.
filed 2019-03-11
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2018 was approximately $505.8 million.

As of March 7, 2019, there were 21,671,955 shares of the registrant's common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the 2019 Annual Meeting of Shareholders of Allegiance Bancshares, Inc., which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the term “Allegiance” refers to Allegiance Bancshares, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Allegiance Bancshares, Inc. and our wholly-owned banking subsidiary, Allegiance Bank, a Texas banking association, and the terms “Allegiance Bank” or the “Bank” refer to Allegiance Bank. In this Annual Report on Form 10-K, we refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area, or MSA, and the Beaumont-Port Arthur MSA as the “Houston region.”

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors,” and the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Allegiance Bancshares, Inc. is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through our wholly-owned subsidiary, Allegiance Bank, we provide a diversified range of commercial banking services primarily to small to medium-sized businesses within the Houston region, professionals and individual customers. We believe the size, growth and increasing economic diversity of the Houston region, when combined with our super-community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage when serving small to medium-sized business customers and further enables us to attract talented bankers.

As of December 31, 2018, we operated 28 full-service banking locations, with 27 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We have experienced significant growth since we began banking operations in 2007, resulting from both organic growth, including de novo branching, and three whole-bank acquisitions, most recently Post Oak Bancshares, Inc. As of December 31, 2018, we had total assets of $4.66 billion, total gross loans of $3.71 billion, total deposits of $3.66 billion and total shareholders’ equity of $703.0 million.

Initial Public Offering

Allegiance consummated the underwritten initial public offering of its common stock in October 2015. Allegiance's common stock is traded on the NASDAQ Global Market under the ticker symbol "ABTX."

Business Strategy

The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and by pursuing select strategic acquisitions in the Houston region. We have made the strategic decision to focus on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market. We are positioned to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service.

Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks.  By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service bank offices and employ bankers with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the bank office level. We support bank office operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight.  We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving both superior external and internal service levels.

We plan to continue to emphasize our super-community banking strategy to organically grow our presence in the Houston region through:

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

•

identifying and hiring additional seasoned bankers in the Houston region who will thrive within our super-community banking model, and opening additional branches where we are able to attract seasoned bankers; and

•	developing new products designed to serve the increasingly diversified Houston economy, while preserving our strong culture of risk management.

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth, the development of de novo branch locations and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. The following table summarizes, with preacquisition historical balances, our three acquisitions to date, all of which were of Houston-based banks:

Institution acquired	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
	(Dollars in millions)
Independence Bank, N.A.	November 16, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares, Inc.	January 1, 2015	$569.7	$410.2	$488.9	9*
Post Oak Bancshares, Inc.	October 1, 2018	$1,490.4	$1,180.0	$1,289.6	13

*	On January 31, 2016, the Company completed the sale of two of the acquired branches of Farmers & Merchants, Inc. ("F&M Bancshares") located in Central Texas and their related assets.

The most recent and significant acquisition to date was the Post Oak acquisition completed in 2018. For additional information pertaining to the Post Oak acquisition, see Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

•

Community-focused, full service customer relationships. We believe that our super-community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small to medium-sized businesses, professionals and individuals in the Houston region. We actively solicit the deposit business of our consumer and commercial loan customers and seek to further leverage these relationships by broadening customer relationships with additional products and services.

•

Local decision making authority and Houston region focus. Recent acquisitions of local financial institutions in the Houston region by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston region. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities while delivering high quality customer service. Our products and services are tailored to address the needs of our targeted customers.  We are exclusively focused on serving the greater Houston region, which we believe positions us well to compete effectively and build strong customer relationships.

•

Focus on seasoned bankers. We believe our management team’s long-standing presence and experience in the Houston region gives us valuable insight into the local market and the ability to successfully develop and recruit talented bankers. Our team of seasoned bankers has been the driver of our organic growth. Our officer compensation structure, which includes equity grants, profit sharing and various incentive programs, attracts talented bankers and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.

•

Disciplined underwriting and credit administration. Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a few well-secured cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.

•

Diversified loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused and diversified portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on fewer but larger lending relationships. As of December 31, 2018, our average funded core loan size was approximately $332 thousand. Although we operate in the Houston region, we do not lend directly to oil and gas exploration and production companies. As of December 31, 2018, 3.8% of our total loan portfolio was to customers in the oilfield services or oil-related industries. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 1.9% at December 31, 2018, have various types of collateral and are usually personally guaranteed by the owners of the borrower.

Allegiance Community Banking Services

Lending Activities

We offer a wide range of commercial and retail lending services, including commercial loans, loans to small businesses guaranteed by the Small Business Administration, mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in the Houston region. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.

Deposit Products

Deposits are our principal source of funds for use in lending and other general banking purposes. We offer a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. We actively pursue business checking accounts by offering our business customers competitive rates and convenient services such as telephone, mobile and online banking. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposit products.

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

Competition

We compete in the highly competitive commercial banking industry through the Bank and firmly believe that the Bank’s presence in the community and philosophy of personalized service enhances our ability to attract and retain customers. The Bank faces strong direct competition for deposit funds, lending opportunities, talented bankers, acquisition candidates and other financial-related services. We compete with other commercial banks, thrifts and credit unions and other financial institutions.

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

Employees

As of December 31, 2018, we employed approximately 569 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority and regularly examine the operations of banking organizations.

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

•Deposit insurance. The Dodd-Frank Act made permanent the general $250 thousand deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s DIF will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC’s restoration plan was designed to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In November 2018, the FDIC announced that the DIF reserve ratio reached 1.36%. Since the DIF reserve ratio exceeded 1.35% required by the Dodd-Frank Act, the FDIC formally exited the DIF restoration plan.

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

The requirements of the Dodd-Frank Act still are in the process of being implemented and many of the requirements remain subject to regulations implemented over the course of several years. The manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations as well as the full extent of the impact such requirements will have on our operations, is unclear.

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither Allegiance nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on our operations.

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

Among other things, the Basel III Capital Rules impact regulatory capital ratios of banking organizations in the following manner, which were fully phased in on January 1, 2019: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions, equity repurchases and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). As fully phased-in, the effect of the capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended provisions in the Dodd-Frank Act as well as certain other statutes administered by the federal bank agencies. Section 201 of the EGRRCPA, directs the agencies to develop a community bank leverage ratio of not less than 8% and not more than 10% for qualifying community banks (qualifying community banking organizations). On November 21, 2018, the federal banking agencies released a proposal to simplify the regulatory capital requirements for qualifying community banking organizations. Under the proposal, banks and bank holding companies that have less than $10 billion in total consolidated assets, that meet risk-based qualifying criteria, and that have a community bank leverage ratio (as defined in the proposal) of greater than 9% would be eligible to opt into a community bank leverage ratio framework. Such banking organizations that elect to use the community bank leverage ratio and that maintain a community bank leverage ratio of greater than 9% would not be subject to other risk-based and leverage capital requirements and would be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the FDIA and regulations implementing that section, as applicable, and the generally applicable capital requirements under the banking agencies’ capital rule.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2018, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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

The Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.  In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks.

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

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.  State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states have recently implemented or modified their data breach notification and data privacy requirements, which could apply to us depending on the location of our customers.

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

Risks Related to our Business

Our business concentration in Texas, specifically in the Houston region, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.

We conduct our operations almost exclusively in the Houston region. As of December 31, 2018, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston region, and the substantial majority of our secured loans were secured by collateral located in the Houston region. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston region are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued low oil or gas prices could have a material adverse impact on our business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects the Houston region or Texas more generally, or our existing borrowers, prospective borrowers or property values in the Company’s market area may affect our profitability more significantly and more adversely than those of our competitors with operations that are less geographically concentrated in the same area.

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

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team, including our Chairman and Chief Executive Officer, George Martinez, and our President, Steven F. Retzloff. Successful implementation of our business strategy is also dependent in part on the continued service of our bank office presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of our officers in the Houston region are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy not to have employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by an acquired bank, to a competitor or otherwise, the Company may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. The Company may face difficulties in recruiting and retaining bankers and other personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

A key piece of our strategic growth plan involves decision-making authority at the bank office level, and our business, financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to bank office presidents and their banking teams based on their level of experience. Additionally, all loan relationships in excess of internal specified maximums are reviewed by the Bank’s Senior Loan Committee, comprised of senior management of the Bank. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to our decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Company has acquired three financial institutions and one branch and intends to continue to pursue a strategy that includes future acquisitions. An acquisition strategy involves significant risks, including the following:

•	discovering proper candidates for acquisition;
•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, compliance and market risks with respect to the target institution or assets;

•	conducting adequate due diligence and managing known and unknown risks and uncertainties;
•	obtaining necessary regulatory approvals;
•	integrating the operations and personnel of the combined businesses, thereby creating an adverse short-term effect on results of operations;
•	attracting and retaining qualified management and key personnel, including bankers;
•	maintaining asset quality;
•	attracting and retaining customers;
•	attracting funding to support additional growth within acceptable risk tolerances; and
•	maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions of financial institutions involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. Acquisitions of financial institutions are also subject to regulatory approvals that can result in delays, which in some cases could be for a lengthy period of time or may not be received. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that it acquires or effectively eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the goodwill that the Company currently maintains or may recognize in connection with future transactions may be subject to impairment in future periods.

Challenging market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are a business operating in the challenging and uncertain financial services environment. The success of our business and operations is sensitive to general business and economic conditions in the U.S. and locally in our industry and market. If the U.S. economy weakens and a lack of growth in population, income levels, deposits and business investment in our local market occurs, our growth and profitability from our lending, deposit and asset management services could be constrained. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. The Company has direct exposure to the residential and commercial real estate market in Texas, particularly in the Houston region, and could be affected by these events.

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

Low or volatile oil and gas prices could have an adverse impact on economic conditions in the U.S. generally and in the Houston region specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of low oil and gas prices, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small to medium-sized businesses, which we categorize as commercial borrowing relationships of less than $5 million of exposure. Small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact the Houston region or Texas and small to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings may be affected.

The allowance for loan losses is a valuation allowance for probable incurred loan losses. We establish our allowance for loan losses and maintain it at a level management considers adequate to absorb probable incurred loan losses in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. Our allowance for loan losses consists of a general component based upon probable incurred but unidentified losses in the portfolio and a specific component based on individual loans that are considered impaired. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.

As of December 31, 2018, our allowance for loan losses was $26.3 million, which represents 0.71% of our total loans and 79.90% of our total nonperforming loans. As of December 31, 2017, our allowance for loan losses was $23.6 million, which represented 1.04% of our total loans and 177.44% of our total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that are not yet effective) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

As a significant percentage of our loan portfolio is comprised of real estate loans, an adverse change in the economic conditions of the real estate market where we operate could affect real estate values and may result in losses to our business.

As of December 31, 2018, $2.92 billion, or 78.7%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business.  In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.

Our commercial real estate and construction, land development and other land loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2018, $1.65 billion, or 44.5%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $430.1 million, or 11.6%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

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

Real estate construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also presents risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2018, $702.0 million, or 18.9%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect our business, financial condition and results of operations.

Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program, and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.

We have been approved by the Small Business Administration, or SBA, to participate in the SBA’s Preferred Lenders Program. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders who are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2018, SBA 7(a) and 504 program loans of $162.4 million comprised 4.4% of our loan portfolio, and we intend to grow this segment of our portfolio in the future. SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA-guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, including our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably. In addition, the aggregate amount of all SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the amount of SBA 7(a) loan guarantees in any given fiscal year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank (the “FHLB”) and our ability to raise brokered deposits. The Company also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the economy of the Houston region or by one or more adverse regulatory actions against us.

Based on our experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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

Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest expense we pay on deposits, borrowings and other interest-bearing liabilities. Therefore, any change in general market interest rates, such as a change in the monetary policy of the Federal Reserve or otherwise, can have a significant effect on our net interest income. The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, adversely affect the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on loan and mortgage-backed securities portfolio and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including various governmental and regulatory monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Adverse changes in the Federal Reserve interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect the Company. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. The Company also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings, capital levels and overall results.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2018, the amortized cost of our securities portfolio was $340.9 million, which represented 7.3% of total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

If the goodwill that we have recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $223.1 million. While we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We face strong competition to attract and retain customers from other companies that offer banking services, which could impact our business by preventing us from obtaining customers and adversely affecting our future growth and profitability.

We conduct our operations almost exclusively in the Houston region. Many of our competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service;
•	the ability to expand our market position; and
•	industry and general economic trends.

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

Our business is generated primarily from the Houston region, which is susceptible to damage by hurricanes, tornadoes, floods, droughts and other natural disasters and adverse weather.  These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economy in which we operate. In August 2017, our market area experienced catastrophic flooding and unprecedented storm damage due to Hurricane Harvey. The effect of catastrophic weather events similar to Hurricane Harvey, if they were to occur, could have a materially adverse impact on our financial condition, results of operations and business, as well as potentially increase our exposure to credit losses and liquidity risks. If our market experiences an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses within our loan portfolio may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and increased loan losses that could have an adverse effect on our business, financial condition and results of operations.

Negative public opinion regarding the Company or failure to maintain our reputation in the community that we serve could adversely affect our business and prevent us from growing our business.

As a community bank, our reputation within the community we serve is critical to our success. We have a business strategy to set ourselves apart from our competitors by building strong personal and professional relationships with our customers and by our management and employees being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose the Company to litigation and regulatory action as the Company seeks to implement its growth strategy. While we actively work to minimize reputation risk in dealing with our customers, this risk will always be present given the nature of our business.

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees or one of our third-party service providers causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Employee or third-party service provider errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by an employee or third-party service provider could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee or third-party service provider errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee or third-party service provider errors could also subject the Company to financial claims for negligence.

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

In addition, when we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, the Company generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in our not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. In addition, complications during a conversion of our core technology platform or implementation or upgrade of any software could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important, and the failure to do so could adversely affect our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty or terminate their services.

Our operations depend on a number of relationships with third-party service providers who provide services related to, among other things, core systems processing, essential web hosting and other Internet systems, our online banking services, deposit processing and other processing services. While we have selected these third-party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we were able to replace third-party service providers, it may be at a higher cost, which could adversely affect our business, financial condition and results of operations.

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

Our customers interact with their own and other third-party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of customers’ debit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond our control, we provide certain protections against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes us to significant expenses and potential losses related to reimbursing our customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, our business, financial condition and results of operations may be adversely affected.

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

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties; we may not have adequate remedies against the prior owners or other responsible parties; and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. Furthermore, the value of the property as collateral will generally be substantially reduced, or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Industry and Regulation

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles or changes in any of them.

As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC's DIF and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts to comply or reflects a difference in interpretation, could subject the Company to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules or regulations could make compliance more difficult or expensive.

State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

We may be unable to identify and consummate our new activities and expansion plans and successfully implement our growth strategy, which will require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to continue to grow our business through strategic acquisitions of financial institutions coupled with organic growth. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, liquidity, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and our record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2018, our deposits from foreign nationals, primarily residents of Guatemala, accounted for less than 5% of our total deposits.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

We may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect our earnings.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our regulatory assessments and FDIC insurance costs were $2.3 million for both of the years ended December 31, 2018 and 2017, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

The Federal Reserve may require Allegiance to commit capital resources to support the Bank.

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, Allegiance could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when our resources are limited and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.

We may be materially and adversely affected by the soundness, creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Allegiance's Common Stock

The market price of Allegiance's common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in Allegiance's common stock to decline.

The market price of Allegiance's common stock could fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:

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

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of Allegiance's common stock and cause the value of an investment in Allegiance's common stock to decline. In addition, the stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of Allegiance's common stock over the short, medium or long term, regardless of our actual performance. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, we could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, Allegiance faces increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company. As a public company, Allegiance is required to:

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

Allegiance expects these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly relative to when Allegiance was not a public company. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs may require that we divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

We have not paid dividends on our common stock in the past, and do not anticipate paying dividends on our common stock in the foreseeable future. Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. In addition, Allegiance's existing credit agreement restricts our ability to pay dividends.

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

Allegiance's corporate governance documents and certain corporate and banking provisions of Texas law applicable to it could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition and other actions.

Allegiance's amended and restated certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control. These provisions include:

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

Allegiance's amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the Board of Directors to issue shares of preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of Allegiance's preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.

In addition, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Furthermore, Allegiance's amended and restated certificate of formation provides that the state and federal courts located in Harris County, Texas, the county in which the City of Houston lies, will be the exclusive forum for: (a) any derivative action or proceeding brought on Allegiance's behalf; (b) any action asserting a breach of fiduciary duty; (c) any action asserting a claim against Allegiance arising pursuant to the Texas Business Organizations Code, Allegiance's certificate of formation, or Allegiance's bylaws; or (d) any action asserting a claim against Allegiance that is governed by the internal affairs doctrine. Shareholders of Allegiance are deemed to have notice of and have consented to the provisions of Allegiance's amended and restated certificate of formation related to choice of forum. The choice of forum provision in Allegiance's amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with Allegiance. Alternatively, if a court were to find the choice of forum provision contained in Allegiance's amended and restated certificate of formation to be inapplicable or unenforceable in an action, Allegiance may incur additional costs associated with resolving such action in other jurisdictions, which could harm Allegiance's business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2018, we had 28 full-service banking locations, with 27 bank offices and one loan production office located in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We lease sixteen of these offices, including our executive and loan production offices, and own the remaining fourteen. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of March 6, 2019, there were 21,671,955 shares outstanding and 1,109 shareholders of record of Allegiance's common stock. The closing price per share of common stock on December 31, 2018, the last trading day of the year, was $32.37.

Dividends

Historically, Allegiance has not declared or paid any dividends on its common stock. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Allegiance's ability to pay dividends.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	503,286	$21.41	539,916
Equity compensation plans not approved by security holders(1)	299,352	$12.83	—
Total	802,638		539,916

(1)	These options were issued under the Post Oak Bancshares, Inc. Stock Option Plan, which was assumed by the Company in connection with the acquisition of Post Oak Bancshares, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 28, 2018, our board of directors authorized a stock repurchase program, under which we can repurchase up to one million shares of our outstanding common stock at the discretion of management through October 31, 2019. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manner as will comply with applicable laws and regulations. Under this program, we repurchased 69,389 shares at a total cost of $2.1 million during the fourth quarter of 2018.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2018 to October 31, 2018	—		$—	—	—
November 1, 2018 to November 30, 2018	—		$—	—	—
December 1, 2018 to December 31, 2018	85,389	(2)	$30.61	69,389	930,611

(1)	Pursuant to a repurchase program announced on October 1, 2018, pursuant to which the Company may repurchase up to one million shares through October 31, 2019.

(2)	Includes 15,000 shares purchased by Steven F. Retzloff and 1,000 shares purchased by Paul P. Egge, each of whom may be considered an “affiliated purchaser” under Rule 10b-18(a)(3).

Performance Graph

The performance graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of Allegiance's common stock on the NASDAQ Global Market) to December 31, 2018, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in Allegiance's common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.

*	$100 invested on 10/8/15 in Allegiance's common stock or 9/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

	October 8, 2015	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017	December 31, 2017	June 30, 2018	December 31, 2018
Allegiance Bancshares, Inc.	100.00	102.29	107.61	156.36	165.66	162.85	187.50	140.01
S&P 500	100.00	107.04	111.15	119.84	131.04	146.01	149.88	139.61
NASDAQ Bank	100.00	103.55	100.25	142.33	139.92	150.12	156.12	125.21

(Copyright © 2019 Standard & Poor's, a division of S&P Global. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2015 and 2014 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2018(1)	2017	2016(2)	2015(3)	2014
	(Dollars in thousands, except share and per share data)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$268,947	$182,103	$142,098	$148,431	$167,540
Available for sale securities	337,293	309,615	316,455	165,097	84,962
Loans held for sale	—	—	—	27,887	—
Loans held for investment	3,708,306	2,270,876	1,891,635	1,653,165	1,002,054
Allowance for loan losses	26,331	23,649	17,911	13,098	8,246
Goodwill and intangible assets, net	249,712	42,663	43,444	44,619	12,891
Total assets	4,655,249	2,860,231	2,450,948	2,084,579	1,280,008
Noninterest-bearing deposits	1,209,300	683,110	593,751	620,320	373,795
Interest-bearing deposits	2,453,236	1,530,864	1,276,432	1,138,813	759,889
Total deposits	3,662,536	2,213,974	1,870,183	1,759,133	1,133,684
Total shareholders’ equity	702,984	306,865	279,817	258,490	131,778
Total tangible shareholders' equity(4)	453,272	264,202	236,373	213,871	118,887
Selected Income Statement Data:
Net interest income	$128,579	$103,668	$89,864	$80,166	$46,834
Provision for loan losses	4,248	13,188	5,469	5,792	2,150
Net interest income after provision for loan losses	124,331	90,480	84,395	74,374	44,684
Noninterest income	7,713	5,861	7,268	3,992	2,607
Noninterest expense	86,787	69,962	59,258	54,805	33,458
Net income before income taxes	45,257	26,379	32,405	23,561	13,833
Net income	37,309	17,632	22,851	15,786	9,005
Net income attributable to common shareholders(5)	37,309	17,632	22,851	15,227	9,005
Selected Per Share Data:
Earnings per common share, basic	$2.41	$1.34	$1.78	$1.45	$1.29
Earnings per common share, diluted	2.37	1.31	1.75	1.43	1.26
Book value per common share	32.04	23.20	21.59	20.17	17.62
Tangible book value per common share(4)	20.66	19.97	18.24	16.69	15.90
Weighted average common shares outstanding, basic	15,484,757	13,124,900	12,873,326	10,470,465	6,978,025
Weighted average common shares outstanding, diluted	15,773,039	13,457,718	13,073,932	10,654,003	7,142,377
Shares outstanding at end of period	21,937,740	13,226,826	12,958,341	12,812,985	7,477,309

	As of and for the Years Ended December 31,
	2018(1)	2017	2016(2)	2015(3)	2014
	(Dollars in thousands, except share and per share data)
Selected Performance Metrics:
Return on average assets(6)	1.11%	0.65%	0.98%	0.81%	0.75%
Return on average common equity(6)	9.02%	5.92%	8.36%	7.43%	7.73%
Return on average tangible common equity(4)(6)	11.20%	6.93%	9.96%	9.52%	8.70%
Tax equivalent net interest margin(7)	4.27%	4.34%	4.37%	4.68%	4.31%
Efficiency ratio(8)	63.68%	63.89%	62.34%	65.27%	67.79%
Loans to deposits ratio	101.25%	102.57%	101.15%	95.56%	88.39%
Noninterest expense to average assets	2.58%	2.59%	2.53%	2.83%	2.80%
Selected Credit Quality Ratios:
Nonperforming assets to total assets(9)	0.72%	0.49%	0.75%	0.25%	0.25%
Nonperforming loans to total loans(10)	0.89%	0.59%	0.88%	0.31%	0.32%
Allowance for loan losses to nonperforming loans(10)	79.90%	177.44%	107.26%	252.66%	258.98%
Allowance for loan losses to total loans	0.71%	1.04%	0.95%	0.78%	0.82%
Provision for loan losses to average loans	0.16%	0.63%	0.31%	0.38%	0.23%
Net charge-offs to average loans	0.06%	0.36%	0.04%	0.06%	0.06%
Capital Ratios:
Common equity Tier 1 capital ratio	11.76%	10.54%	11.30%	11.72%	N/A
Tier 1 risk-based capital	12.01%	10.92%	11.73%	12.21%	11.96%
Total risk-based capital	13.70%	13.43%	12.57%	12.92%	12.80%
Leverage capital ratio	10.61%	9.84%	10.35%	11.02%	9.55%
Total equity to total assets	15.10%	10.73%	11.42%	12.40%	10.30%
Tangible common equity to tangible assets(4)	10.29%	9.38%	9.82%	10.48%	9.38%

(1)	We completed the acquisition of Post Oak Bancshares, Inc. on October 1, 2018.
(2)	We completed the sale of two Central Texas branches acquired from F&M Bancshares during the first quarter of 2016.
(3)	We completed the acquisition of F&M Bancshares on January 1, 2015.
(4)

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

(5)

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause our actual results to differ from those in our forward-looking statements:

•

risks related to the concentration of our business in the Houston region, including risks associated with volatility or decreases in oil and gas prices or prolonged periods of lower oil and gas prices;

•	general market conditions and economic trends nationally, regionally and particularly in the Houston region;
•	our ability to retain executive officers and key employees and their customer and community relationships;
•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	risks related to loans originated and serviced under the Small Business Administration’s guidelines;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;
•	risks associated with negative public perception of the Company;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	our ability to comply with privacy laws and properly safeguard personal, confidential or proprietary information;
•	risks associated with data processing system failures and errors;
•	potential risk of environmental liability related to owning or foreclosing on real property;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
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

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which these statements are made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the heading Item 1A. “Risk Factors” and elsewhere in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Houston region, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

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

On October 1, 2018, we completed the acquisition of Post Oak Bancshares, Inc. and its wholly-owned subsidiary bank, Post Oak Bank, N.A. (collectively, “Post Oak”). Because the acquisition closed on October 1, 2018, our results of operations included Post Oak for only a portion of 2018.  Our historical financial condition and results of operations as of and for periods ended before December 31, 2018 contained in this Annual Report on Form 10-K do not reflect the financial condition and results of operations of Post Oak. In connection with the acquisition of Post Oak, we issued 8.4 million shares of Company common stock.

In addition to the impact of the acquisition of Post Oak, the comparability of our consolidated results of operations for the year ended December 31, 2014 may be affected by our acquisition of F&M Bancshares on January 1, 2015. The results of the acquired operations of F&M Bancshares were included in our results of operations for 2015, as compared to the full year 2014.

We completed an initial public offering of 2,990,000 shares of Allegiance's common stock at $21.00 per share on October 7, 2015, generating net proceeds of $57.1 million. Allegiance's common stock began trading on the NASDAQ Global Market on October 8, 2015 under the ticker symbol “ABTX.”

Critical Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to earnings in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance. Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of loan losses expected to be realized over the remaining lives of the loans. Therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans. However, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

We will likely continue to take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Results of Operations

Net income was $37.3 million, or $2.37 per diluted common share, for the year ended December 31, 2018 compared with $17.6 million, or $1.31 per diluted common share, for the year ended December 31, 2017, an increase of $19.7 million, or 111.6%. The increase in net income was primarily the result of a $24.9 million increase in net interest income and an $8.9 million decrease in the provision for loan losses partially offset by a $16.8 million increase in noninterest expense. Net income was $17.6 million, or $1.31 per diluted common share, for the year ended December 31, 2017 compared with $22.9 million, or $1.75 per diluted common share, for the year ended December 31, 2016. Returns on average common equity were 9.02%, 5.92% and 8.36%, returns on average assets were 1.11%, 0.65% and 0.98% and efficiency ratios were 63.68%, 63.89% and 62.34% for the years ended December 31, 2018, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches in 2016). Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 94.3% of total revenue during 2018. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.50% during most of 2016. In December 2016, the prime rate increased 25 basis points to 3.75%.  During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 4.50%. During 2018, the prime rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at to 5.50%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2018, the one-month and three-month U.S. dollar LIBOR rates were 2.50% and 2.81%, respectively, while at December 31, 2017, the one-month and three-month U.S. dollar LIBOR rates were 1.57% and 1.69%, respectively, and at December 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.77% and 1.00%, respectively.

The effective federal funds rate, which is the cost of immediately available overnight funds, remained at 0.50% during most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to end the year at 0.75%. During 2017, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the period at 2.50%.

Year ended December 31, 2018 compared with the year ended December 31, 2017. Net interest income before the provision for loan losses for the year ended December 31, 2018 was $128.6 million compared with $103.7 million for the year ended December 31,

2017, an increase of $24.9 million, or 24.0%. The increase in net interest income from the previous year was due to increased average interest-earning asset balances primarily from the acquisition of Post Oak, as well as organic growth for the year.  Average interest-earning assets increased $582.6 million, or 23.7%, for the year ended December 31, 2018 compared with the year ended December 31, 2017.

Interest income was $158.2 million for the year ended December 31, 2018, an increase of $38.8 million, or 32.5%, compared with the year ended December 31, 2017 primarily due to an increase of $37.9 million of interest income and fees on loans.  This increase in interest income and fees on loans during the year ended December 31, 2018 was primarily due to the Post Oak acquisition and organic growth.  Average loans outstanding increased $571.0 million, or 27.4%, for the same period. Additionally, interest income during the years ended December 31, 2018 and 2017, included acquisition accounting loan discount accretion of $2.7 million and $632 thousand, respectively.

Interest expense was $29.6 million for the year ended December 31, 2018, an increase of $13.9 million, or 88.0%, compared with the year ended December 31, 2017. This increase was primarily due to an increase in average interest-bearing deposits, the subordinated debt issued in December 2017 and rising expenses associated with higher funding costs on interest-bearing liabilities.  Average interest-bearing liabilities increased $370.1 million, or 21.5%, for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to the increase in average interest-bearing deposits. Average interest-bearing deposits increased $361.3 million primarily due to deposits assumed in the Post Oak acquisition and organic growth.  Additionally, average subordinated debt increased $37.6 million during the year ended December 31, 2018 due to the issuance in December 2017.  The increase in interest-bearing deposits for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the increase in average certificates and other time deposits of $192.3 million, or 25.7%. The cost of average interest-bearing liabilities increased to 142 basis points for the year ended December 31, 2018 compared to 92 basis points for the same period in 2017.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2018 was 4.27%, a decrease of 7 basis points compared to 4.34% for the year ended December 31, 2017. The decrease in the net interest margin on a tax equivalent basis was primarily due to an increase in funding costs on certificates of deposit and other borrowed funds partially offset by an increase in the impact of net acquisition accounting adjustments.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities increased during 2018.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. The impact of net acquisition accounting adjustments of $3.1 million and $527 thousand on the tax equivalent net interest margin was an increase of 10 basis points and 2 basis points for the years ended December 31, 2018 and 2017, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the year ended December 31, 2018 and 35% rate for the same period in 2017, thus making tax-exempt yields comparable to taxable asset yields. Beginning January 1, 2018, tax equivalent yields and the net interest margin were based upon a tax rate of 21% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

Tax equivalent net interest margin for the year ended December 31, 2017 was 4.34%, a decrease of 3 basis points compared to 4.37% for the year ended December 31, 2016. The decrease in the net interest margin on a tax equivalent basis was primarily due to an increase in funding costs on certificates of deposit and other borrowed funds and a decrease in the impact of net acquisition accounting adjustments.  The average yield on interest earning assets and the average rate paid on interest-bearing liabilities increased during 2017.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. The impact of net acquisition accounting adjustments of $527 thousand and $1.5 million on the tax equivalent net interest margin was an increase of 2 basis points and 7 basis points for the years ended December 31, 2017 and 2016, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The tax equivalent yields and net interest margin during the comparable periods are presented based upon a tax rate of 35%.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$2,652,355	$148,223	5.59%	$2,081,370	$110,331	5.30%	$1,755,319	$93,356	5.32%
Securities	317,329	8,527	2.69%	324,926	8,445	2.60%	270,789	6,851	2.53%
Deposits in other financial institutions	70,145	1,473	2.10%	50,917	662	1.30%	87,485	571	0.65%
Total interest-earning assets	3,039,829	$158,223	5.21%	2,457,213	$119,438	4.86%	2,113,593	$100,778	4.77%
Allowance for loan losses	(24,077)			(20,536)			(15,200)
Noninterest-earning assets	349,408			262,549			240,202
Total assets	$3,365,160			$2,699,226			$2,338,595
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$224,210	$1,834	0.82%	$156,527	$597	0.38%	$104,212	$334	0.32%
Money market and savings deposits	637,722	4,644	0.73%	536,415	2,562	0.48%	465,403	2,103	0.45%
Certificates and other time deposits	940,356	15,478	1.65%	748,086	9,060	1.21%	648,075	7,044	1.09%
Borrowed funds	240,952	4,788	1.99%	269,633	2,922	1.08%	209,379	945	0.45%
Subordinated debt	48,776	2,900	5.95%	11,208	629	5.61%	9,138	488	5.34%
Total interest-bearing liabilities	2,092,016	29,644	1.42%	1,721,869	$15,770	0.92%	1,436,207	$10,914	0.76%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	848,276			672,101			620,701
Other liabilities	11,427			7,629			8,476
Total liabilities	2,951,719			2,401,599			2,065,384
Shareholders' equity	413,441			297,627			273,211
Total liabilities and shareholders' equity	$3,365,160			$2,699,226			$2,338,595
Net interest rate spread			3.79%			3.94%			4.01%
Net interest income and margin(2)		$128,579	4.23%		$103,668	4.22%		$89,864	4.25%
Net interest income and margin (tax equivalent)(3)		$129,652	4.27%		$106,669	4.34%		$92,330	4.37%
(1)	Includes loans held for sale.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$30,268	$7,625	$37,893	$17,294	$(64)	$(255)	$16,975
Securities	(198)	279	81	1,387	226	(19)	1,594
Deposits in other financial institutions	250	562	812	(237)	330	(2)	91
Total increase (decrease) in interest income	30,320	8,466	38,786	18,444	492	(276)	18,660

Interest-Bearing liabilities:
Interest-bearing demand deposits	258	979	1,237	169	95	(1)	263
Money market and savings deposits	484	1,598	2,082	327	138	(6)	459
Certificates and other time deposits	2,329	4,089	6,418	1,106	929	(19)	2,016
Borrowed funds	(311)	2,177	1,866	275	1,705	(3)	1,977
Subordinated debt	2,108	163	2,271	112	30	(1)	141
Total increase (decrease) in interest expense	4,868	9,006	13,874	1,989	2,897	(30)	4,856
Increase (decrease) in net interest income	$25,452	$(540)	$24,912	$16,455	$(2,405)	$(246)	$13,804

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2018 and December 31, 2017 was $26.3 million and $23.6 million, respectively, representing 0.71% and 1.04% of total loans as of such dates. We recorded a $4.2 million provision for loan losses for the year ended December 31, 2018 compared with $13.2 million for the year ended December 31, 2017. The increased provision for the year ended December 31, 2017 was primarily due to an increase in organic loan growth, net charge-offs of $7.5 million, estimated losses related to Hurricane Harvey and an increase of $702 thousand of allowance on impaired loans. The provision for loan losses for the year ended December 31, 2017 was $13.2 million compared with $5.5 million for the year ended December 31, 2016.

Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. Loans acquired from Post Oak were initially recorded at fair value and no corresponding allowance for loan losses was recorded for these loans at acquisition date. We recognized a discount on the acquired loans which will be prospectively accreted, increasing our basis in such loans. At December 31, 2018, the balance of the acquisition accounting discount was $14.2 million.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from our correspondent bank and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Year ended December 31, 2018 compared with the year ended December 31, 2017. Noninterest income totaled $7.7 million for the year ended December 31, 2018 compared to $5.9 million for the year ended December 31, 2017, an increase of $1.9 million, or

31.6%. Noninterest income increased in 2018 due to increased rebates from correspondent bank and increased noninterest income driven primarily from increased deposit and loan balances, mitigated by losses on other real estate owned during 2018.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$755	$685	$70	$685	$661	$24
Service charges on deposit accounts	869	783	86	783	677	106
Gain on sale of branch assets	—	—	—	—	2,050	(2,050)
Gain on sale of securities	—	18	(18)	18	30	(12)
(Loss) gain on sale of other real estate	(428)	6	(434)	6	266	(260)
Bank owned life insurance income	579	585	(6)	585	626	(41)
Debit card and ATM card income	1,331	929	402	929	725	204
Rebate from correspondent bank	2,609	1,327	1,282	1,327	650	677
Other(1)	1,998	1,528	470	1,528	1,583	(55)
Total noninterest income	$7,713	$5,861	$1,852	$5,861	$7,268	$(1,407)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Year ended December 31, 2018 compared with the year ended December 31, 2017. Noninterest expense was $86.8 million for the year ended December 31, 2018 compared to $70.0 million for the year ended December 31, 2017, an increase of $16.8 million, or 24.0%. This increase was primarily due to core system conversion expenses of $1.8 million, acquisition and merger-related expenses of $1.7 million, additional expenses related to increased headcount and bank offices from the Post Oak acquisition and increased expenses to support organic growth initiatives during the year ended December 31, 2018.

Year ended December 31, 2017 compared with the year ended December 31, 2016. Noninterest expense was $70.0 million for the year ended December 31, 2017 compared to $59.3 million for the year ended December 31, 2016, an increase of $10.7 million, or 18.1%. This increase was primarily due to core system conversion expenses of $1.1 million, professional fees, regulatory assessments and FDIC insurance and salaries and benefits related to supporting growth initiatives.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$56,704	$44,745	$11,959	$44,745	$38,858	$5,887
Net occupancy and equipment	5,845	5,452	393	5,452	4,944	508
Depreciation	2,132	1,637	495	1,637	1,627	10
Data processing and software amortization	5,120	4,047	1,073	4,047	2,633	1,414
Professional fees	2,009	2,926	(917)	2,926	2,234	692
Regulatory assessments and FDIC insurance	2,309	2,273	36	2,273	1,581	692
Core deposit intangibles amortization	1,815	781	1,034	781	785	(4)
Communications	1,185	983	202	983	1,055	(72)
Advertising	1,725	1,289	436	1,289	945	344
Acquisition and merger-related expenses	1,661	—	1,661	—	—	—
Other real estate expense	313	331	(18)	331	189	142
Printing and supplies	388	299	89	299	241	58
Other	5,581	5,199	382	5,199	4,166	1,033
Total noninterest expense	$86,787	$69,962	$16,825	$69,962	$59,258	$10,704

(1)	Total salaries and employee benefits includes $1.7 million, $1.8 million and $1.5 million in stock based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Salaries and Employee Benefits. Salaries and benefits were $56.7 million for the year ended December 31, 2018, an increase of $12.0 million, or 26.7%, compared to the year ended December 31, 2017. We experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees were 569 at December 31, 2018 compared to 375 for the year ended December 31, 2017.  The primary increase in headcount was from employees added through the Post Oak acquisition and to support organic growth.

Salaries and benefits were $44.7 million for the year ended December 31, 2017, an increase of $5.9 million, or 15.2%, compared to the year ended December 31, 2016. This increase was primarily attributable to the addition of high quality bankers and key personnel hired to strengthen our infrastructure to support our future growth plans.  The total size of our workforce between these periods increased to 375 full-time equivalent employees at December 31, 2017 from 334 employees at December 31, 2016.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $393 thousand, or 7.2%, for the year ended December 31, 2018 to $5.8 million compared to $5.5 million for the year ended December 31, 2017. This increase was primarily due to expenses associated with the infrastructure and facilities added through the Post Oak acquisition and continued build-out needed to support our growth.

Net occupancy and equipment expenses increased $508 thousand, or 10.3%, for the year ended December 31, 2017 to $5.5 million compared to $4.9 million for the year ended December 31, 2016. This increase was primarily due to general business growth and the continued build-out needed to support our growth.

Data Processing and Software Amortization. Data processing and software amortization increased $1.1 million, or 26.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to expenses incurred to complete the conversion of our core technology platform to better serve our customers, added scale and expense from the Post Oak acquisition and increase efficiencies.

Data processing and software amortization increased $1.4 million, or 53.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to expenses related to the conversion of our core technology platform to better serve our customers and increase efficiencies.

Professional Fees. Professional fees decreased $917 thousand, or 31.3%, for the year ended December 31, 2018 to $2.0 million from $2.9 million for the year ended December 31, 2017 due to elevated expenses in 2017 as we focused on enhancing the operational infrastructure required to pursue our growth strategy.

Professional fees increased $692 thousand, or 31.0%, for the year ended December 31, 2017 to $2.9 million from $2.2 million for the year ended December 31, 2016 as we continued to focus on enhancing the operational infrastructure required to pursue our growth strategy.

Core deposit intangibles amortization. Core deposit intangibles amortization increased $1.0 million, or 132.4%, for the year ended December 31, 2018 to $1.8 million from $781 thousand for the year ended December 31, 2017 primarily due to increased core deposit intangibles amortization resulting from the Post Oak acquisition.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are legal, advisory and accounting fees associated with the Post Oak acquisition.  These expenses also include data processing conversion costs and contract termination costs that resulted from the Post Oak acquisition.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.68% for the year ended December 31, 2018 compared with 63.89% for the year ended December 31, 2017. The efficiency ratio for 2018 was impacted by $1.8 million of core system conversion expenses and $1.7 million of merger-related expenses related to the Post Oak acquisition. The efficiency ratio for 2017 was impacted by $1.1 million of core system conversion expenses in 2017.

Our efficiency ratio was 63.89% for the year ended December 31, 2017 compared with 62.34% for the year ended December 31, 2016.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2017 to 2018, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $799 thousand, or 9.1%, to $7.9 million for the year ended December 31, 2018 compared with $8.7 million for the same period in 2017 primarily due to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017, partially offset by an increase in pre-tax net income. For the year ended December 31, 2017, income tax expense decreased $807 thousand, or 8.4%, compared with $9.6 million for the year ended December 31, 2016. This decrease in income tax expense year over year was primarily due to a decrease in pre-tax net income.

The effective tax rates were 17.6%, 33.2% and 29.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate for 2018 was impacted by the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax expense totaling $2.6 million for the year ended December 31, 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income.

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

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2018 and 2017. This information should be read in conjunction with our consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 appearing elsewhere in this Annual Report on Form 10-K.

				Earnings Per Share(1)
	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2018
First quarter	$32,391	$26,889	$7,711	$0.58	$0.57
Second quarter	34,193	27,816	7,556	0.57	0.55
Third quarter	35,336	28,036	8,879	0.66	0.65
Fourth quarter	56,303	45,838	13,163	0.60	0.59

2017
First quarter	$27,512	$24,128	$6,047	$0.46	$0.45
Second quarter	28,987	25,107	5,395	0.41	0.40
Third quarter	30,901	26,997	2,986	0.23	0.22
Fourth quarter	32,038	27,436	3,204	0.24	0.24

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition

Loan Portfolio

At December 31, 2018, total loans were $3.71 billion, an increase of $1.44 billion, or 63.3%, compared with December 31, 2017 primarily due to loans acquired in the Post Oak acquisition and organic loan growth.

Total loans as a percentage of deposits were 101.3% and 102.6% as of December 31, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 79.7% and 79.4% as of December 31, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale(1)	$—	0.0%	$—	0.0%	$—	0.0%	$27,887	1.7%	$—	0.0%

Commercial and industrial	$702,037	18.9%	$457,129	20.1%	$416,752	22.0%	$383,044	22.7%	$242,034	24.2%
Mortgage warehouse	48,274	1.3%	69,456	3.1%	67,038	3.5%	59,071	3.5%	28,329	2.8%
Real estate:
Commercial real estate (including multi-family residential)	1,650,912	44.6%	1,080,247	47.5%	891,989	47.2%	745,595	44.4%	429,986	42.9%
Commercial real estate construction and land development	430,128	11.6%	243,389	10.7%	159,247	8.4%	154,646	9.2%	85,484	8.5%
1-4 family residential (including home equity)	649,311	17.5%	301,219	13.3%	246,987	13.1%	205,200	12.2%	135,127	13.5%
Residential construction	186,411	5.0%	109,116	4.8%	98,657	5.2%	93,848	5.6%	72,402	7.2%
Consumer and other	41,233	1.1%	10,320	0.5%	10,965	0.6%	11,761	0.7%	8,692	0.9%
Total loans held for investment	3,708,306	100.0%	2,270,876	100.0%	1,891,635	100.0%	1,653,165	98.3%	1,002,054	100.0%
Total loans	3,708,306	100.0%	2,270,876	100.0%	1,891,635	100.0%	1,681,052	100.0%	1,002,054	100.0%
Allowance for Loan Losses	(26,331)		(23,649)		(17,911)		(13,098)		(8,246)
Loans, net	$3,681,975		$2,247,227		$1,873,724		$1,667,954		$993,808

(1)

Consists of loans at two former F&M Bancshares locations in Central Texas that the Company acquired on January 1, 2015. As of December 31, 2015, loans held for sale consisted of $13.2 million of commercial and industrial loans, $11.6 million of commercial real estate (including multifamily residential) loans, $2.3 million of l-4 family residential (including home equity) loans and $803 thousand of consumer and other loans. Loans held for sale are carried at lower of aggregate cost or fair value.

Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies generally located in the Houston region. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third-party loan review is performed on a semi-annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel and contained in our policies and procedures.

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased $244.9 million, or 53.6%, to $702.0 million as of December 31, 2018 compared to $457.1 million as of December 31, 2017.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $21.2 million, or 30.5%, to $48.3 million as of December 31, 2018 compared to $69.5 million as of December 31, 2017.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2018 and December 31, 2017, 51.4% of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $570.7 million, or 52.8%, to $1.65 billion as of December 31, 2018 from $1.08 billion as of December 31, 2017 as a result of commercial real estate loans acquired from the Post Oak acquisition and organic loan growth.  Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $11.2 million, or 16.6%, to $78.4 million as of December 31, 2018 from $67.2 million as of December 31, 2017. We had 135 multi-family loans with an average loan size of $581.4 thousand as of December 31, 2018.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. As of December 31, 2018 and December 31, 2017, 29.4% and 26.4%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development land loans increased $186.7 million, or 76.7%, to $430.1 million as of December 31, 2018 compared to $243.4 million as of December 31, 2017 primarily as a result of loans acquired from Post Oak and organic loan growth.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $348.1 million, or 115.6%, to $649.3 million as of December 31, 2018 from $301.2 million as of December 31, 2017. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $51.7 million, or 118.2%, to $95.4 million as of December 31, 2018 from $43.8 million as of December 31, 2017. These increases were primarily the result of loans acquired as part of the Post Oak acquisition.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $77.3 million, or 70.8%, to $186.4 million as of December 31, 2018 from $109.1 million as of December 31, 2017. This increase was primarily the result of loans acquired as part of the Post Oak acquisition.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $30.9 million, or 299.5%, to $41.2 million as of December 31, 2018 from $10.3 million as of December 31, 2017. This increase was primarily the result of loans acquired as part of the Post Oak acquisition.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2018
		Due After
	Due in	One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$314,719	$311,977	$75,341	$702,037
Mortgage Warehouse	48,274	—	—	48,274
Real estate:
Commercial real estate (including multi family residential)	228,988	1,008,121	413,803	1,650,912
Commercial real estate construction and land development	99,692	246,814	83,622	430,128
1-4 family residential (including home equity)	85,143	396,085	168,083	649,311
Residential construction	126,432	41,526	18,453	186,411
Consumer and other	24,539	16,314	380	41,233
Total loans	$927,787	$2,020,837	$759,682	$3,708,306

Loans with predetermined (fixed) interest rates	$525,973	$1,741,140	$367,746	$2,634,859
Loans with floating interest rates	401,814	279,697	391,936	1,073,447
Total loans	$927,787	$2,020,837	$759,682	$3,708,306

	As of December 31, 2017
		Due After
	Due in	One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$190,585	$209,797	$56,747	$457,129
Mortgage Warehouse	69,456	—	—	69,456
Real estate:
Commercial real estate (including multi- family residential)	126,169	716,868	237,210	1,080,247
Commercial real estate construction and land development	69,291	139,956	34,142	243,389
1-4 family residential (including home equity)	48,109	148,673	104,437	301,219
Residential construction	97,189	2,839	9,088	109,116
Consumer and other	4,325	5,993	2	10,320
Total loans	$605,124	$1,224,126	$441,626	$2,270,876

Loans with predetermined (fixed) interest rates	$363,029	$1,119,854	$263,847	$1,746,730
Loans with floating interest rates	242,095	104,272	177,779	524,146
Total loans	$605,124	$1,224,126	$441,626	$2,270,876

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston region. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston region. As of December 31, 2018, 2017 and 2016, commercial real estate and commercial construction loans represented 56.1%, 58.3% and 53.6%, respectively, of our total loans including loans held for sale.

Asset Quality

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $33.0 million, $13.3 million and $16.7 million in nonperforming loans as of December 31, 2018, 2017 and 2016, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $1.0 million, $733 thousand and $892 thousand would have been recorded as income for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$209	$—
Commercial and industrial	10,861	6,437	3,896	2,664	1,527
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,776	6,110	11,663	2,006	1,653
Commercial real estate construction and land development	974	—	—	—	—
1-4 family residential (including home equity)	3,201	781	217	239	—
Residential construction	—	—	—	—	—
Consumer and other	141	—	12	66	4
Total nonaccrual loans	32,953	13,328	15,788	5,184	3,184
Accruing loans 90 or more days past due	—	—	911	—	—
Total nonperforming loans(1)	32,953	13,328	16,699	5,184	3,184
Other real estate	630	365	1,503	—	—
Other repossessed assets	—	205	286	131	—
Total nonperforming assets(2)	$33,583	$13,898	$18,488	$5,315	$3,184
Restructured loans(3)	$13,494	$17,526	$4,831	$491	$—
Nonperforming assets to total assets	0.72%	0.49%	0.75%	0.25%	0.25%
Nonperforming loans to total loans	0.89%	0.59%	0.88%	0.31%	0.32%
(1)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(2)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.
(3)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2018 and 2017, we had $16.0 million and $17.9 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2018, potential problem loans consisted of 23 credit relationships. Of the total outstanding balance at December 31, 2018, 39.6% related to nine customers in the energy-related industry, 19.6% related to two customers in the customer service industry, 15.8% related to three customers in the residential real estate rental industry, 7.5% related to one customer in the manufacturing industry, 5.2% related to one customer in the restaurant industry, 4.3% related to three customers in the commercial services industry, 2.7% related to one customer in the convenience store industry, 3.1% related to one customer in the commercial real estate development business, 1.2% related to one customer in the construction material industry and 1.0% related to two customers in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2018 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 6 – Loans and Allowance for Loan Losses in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets increased $19.7 million to $33.6 million at December 31, 2018, from $13.9 million at December 31, 2017. Nonaccrual loans consisted of 87 separate credits at December 31, 2018 compared to 50 separate credits at December 31, 2017. Nonperforming assets were 0.91% of total loans at December 31, 2018 compared to 0.61% at December 31, 2017. Nonaccrual loans at December 31, 2018, included $5.3 million of loans acquired from Post Oak.  See Note 2 – Acquisitions in the accompanying consolidated financial statements included elsewhere in this Annual Report on From 10-K for additional information regarding loans purchased from Post Oak.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s allowance associated with such loans as of the purchase date as any credit exposure associated with such loans is incorporated into the fair value adjustment. A provision for loan losses is recorded for the emergence of new incurred and estimable losses on acquired loans after the acquisition date in excess of the recorded discount.

All loans acquired from Post Oak were recorded at fair value without a carryover of the Post Oak allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired.

The remaining discount on the balance of acquired loans as of December 31, 2018 was $14.2 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At December 31, 2018, our allowance for loan losses amounted to $26.3 million, or 0.71% of total loans, compared with $23.6 million, or 1.04%, as of December 31, 2017. During 2018, our allowance for loan losses as a percentage of loans decreased primarily due to the addition of acquired loans from Post Oak that were recorded at fair value without a carryover of the Post Oak allowance for loan losses.

The increase in the allowance of $2.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to an increase of $4.4 million of allowance on impaired loans partially offset by the reversal in 2018 of the $1.7 million Hurricane Harvey reserve that was established in the year 2017.  We believe that the allowance for loan losses at December 31, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such date.

The ratio of net charge-offs to average loans outstanding decreased to 0.06% for the year ended December 31, 2018 from 0.36% at December 31, 2017. Net charge-offs decreased $5.9 million during the year 2018 compared to 2017 primarily due to two commercial loan relationships that experienced financial difficulty in 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans outstanding	$2,652,355	$2,081,370	$1,755,319	$1,525,325	$917,218
Gross loans outstanding at end of period	3,708,306	2,270,876	1,891,635	1,681,052	1,002,054
Allowance for loan losses at beginning of period	23,649	17,911	13,098	8,246	6,655
Provision for loan losses	4,248	13,188	5,469	5,792	2,150
Charge-offs:
Commercial and industrial loans	(2,424)	(7,673)	(722)	(935)	(567)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(42)	(124)	(129)	—	—
Commercial real estate construction and land development	—	—	—	—	—
1-4 family residential (including home equity)	(25)	—	—	(40)	—
Residential construction	—	—	—	—	—
Consumer and other	(24)	(196)	(49)	(65)	(40)
Total charge-offs for all loan types	(2,515)	(7,993)	(900)	(1,040)	(607)
Recoveries:
Commercial and industrial loans	847	516	186	52	32
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	102	3	43	—	—
Commercial real estate construction and land development	—	10	—	18	—
1-4 family residential (including home equity)	—	10	10	—	—
Residential construction	—	—	—	24	—
Consumer and other	—	4	5	6	16
Total recoveries for all loan types	949	543	244	100	48
Net charge-offs	(1,566)	(7,450)	(656)	(940)	(559)
Allowance for loan losses at end of period	$26,331	$23,649	$17,911	$13,098	$8,246
Allowance for loan losses to total loans	0.71%	1.04%	0.95%	0.78%	0.82%
Net charge-offs to average loans	0.06%	0.36%	0.04%	0.06%	0.06%
Allowance for loan losses to nonperforming loans	79.90%	177.44%	107.26%	252.66%	258.98%

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

See Note 6 – Loans and Allowance for Loan Losses in our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

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

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial loans	$8,351	18.9%	$7,694	20.1%	$5,059	22.0%	$3,644	23.6%	$2,334	24.2%
Mortgage Warehouse	—	1.3%	—	3.1%	—	3.5%	—	3.5%	—	2.8%
Real estate:
Commercial real estate (including multi-family residential)	11,901	44.6%	10,253	47.5%	8,950	47.2%	5,914	45.0%	3,799	42.9%
Commercial real estate construction and land development	2,724	11.6%	2,525	10.7%	1,217	8.4%	1,221	9.2%	578	8.5%
1-4 family residential (including home equity)	2,242	17.5%	2,140	13.3%	1,876	13.1%	1,432	12.3%	1,008	13.5%
Residential construction	1,040	5.0%	942	4.8%	748	5.2%	820	5.6%	475	7.2%
Consumer and other	73	1.1%	95	0.5%	61	0.6%	67	0.8%	52	0.9%
Total allowance for loan losses	$26,331	100.0%	$23,649	100.0%	$17,911	100.0%	$13,098	100.0%	$8,246	100.0%

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2018, the carrying amount of investment securities totaled $337.3 million, an increase of $27.7 million, or 8.9%, compared with $309.6 million as of December 31, 2017 primarily due to securities acquired from Post Oak. Securities represented 7.2% and 10.8% of total assets as of December 31, 2018 and 2017, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

Certain investment securities are valued at less than their historical cost. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See “Securities” in Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on From 10-K for additional information regarding how and when management evaluates securities for OTTI.

As of December 31, 2018, we did not expect to sell any securities classified as available for sale with material unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2018, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$999	2.37%	$5,399	3.30%	$—	0.00%	$2,172	2.74%	$8,570	3.05%
Municipal securities	3,772	2.06%	37,422	2.03%	86,391	3.05%	91,483	3.84%	219,068	3.19%
Agency mortgage- backed pass-through securities	—	0.00%	34	4.05%	13,466	2.92%	53,487	3.21%	66,987	3.15%
Corporate bonds and other	10,106	2.36%	30,854	2.56%	1,000	8.00%	4,343	4.17%	46,303	2.78%
Total	$14,877	2.29%	$73,709	2.34%	$100,857	3.09%	$151,485	3.61%	$340,928	3.12%

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$2,018	1.46%	$2,516	3.33%	$1,396	3.44%	$2,577	2.75%	$8,507	2.73%
Municipal securities	1,263	2.56%	26,841	2.37%	82,981	3.21%	111,245	4.48%	222,330	3.74%
Agency mortgage- backed pass-through securities	—	0.00%	—	0.00%	5,074	2.29%	26,940	2.90%	32,014	2.81%
Corporate bonds and other	7,552	2.19%	29,538	2.45%	9,157	2.99%	—	0.00%	46,247	2.51%
Total	$10,833	2.10%	$58,895	2.45%	$98,608	3.14%	$140,762	4.15%	$309,098	3.43%

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

As of December 31, 2018 and 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.69% during the year ended December 31, 2018 compared with 2.60% for the year ended December 31, 2017. The increase in average yield during 2018 compared to 2017 was primarily due to our increased investment in longer-term securities.  This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangibles

Our goodwill as of December 31, 2018 was $223.1 million compared to $39.4 million as of December 31, 2017 due to goodwill resulting from the Post Oak acquisition.  Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net, as of December 31, 2018 was $26.6 million compared to $3.3 million as of December 31, 2017 due to core deposit intangible resulting from the Post Oak acquisition.  Core deposit intangibles are amortized over the estimated useful life of seven to ten years.

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

Total deposits at December 31, 2018 were $3.66 billion, an increase of $1.45 billion, or 65.4%, compared with $2.21 billion at December 31, 2017. The deposit growth we experienced was largely the result of deposits assumed from the Post Oak acquisition and growth in our customer base, many of whom also established a deposit relationship with us.  Noninterest-bearing deposits at December 31, 2018 were $1.21 billion, an increase of $526.2 million, or 77.0%, compared with $683.1 million at December 31, 2017. Interest-bearing deposits at December 31, 2018 were $2.45 billion, an increase of $922.4 million, or 60.3%, compared with $1.53 billion at December 31, 2017.

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

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$224,210	0.82%	$156,527	0.38%	$104,212	0.32%
Money market and savings	637,722	0.73%	536,415	0.48%	465,403	0.45%
Certificates and other time	940,356	1.65%	748,086	1.21%	648,075	1.09%
Total interest-bearing deposits	1,802,288	1.22%	1,441,028	0.85%	1,217,690	0.78%
Noninterest-bearing deposits	848,276	—	672,101	—	620,701	—
Total deposits	$2,650,564	0.83%	$2,113,129	0.58%	$1,838,391	0.52%

Our ratio of average noninterest-bearing deposits to average total deposits was 32.0%, 31.8% and 33.8% for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2018	2017
	(Dollars in thousands)
Three months or less	$243,169	$144,741
Over three months through six months	164,687	108,535
Over six months through 12 months	298,921	175,588
Over 12 months through three years	219,818	131,244
Over three years	154,389	87,895
Total	$1,080,984	$648,003

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2018, we had a total borrowing capacity of $1.06 billion, of which $765.4 million was available under this agreement and $296.5 million was outstanding. FHLB advances of $225.0 million were outstanding at December 31, 2018, at a weighted average rate of 2.57%. Letters of credit were $71.5 million at December 31, 2018, of which $8.8 million expired in January 2019, $10.2 million expired in February 2019, $7.1 million will expire in April 2019, $7.1 million will expire in May 2019, $5.5 million will expire in August 2019, $25.0 million will expire in October 2019, $6.3 million will expire in December 2019 and $1.5 million will expire in January 2020.

Credit Agreement

In January 2015, we borrowed an additional $18.0 million under our credit agreement with another financial institution, which was in addition to the $10.1 million of indebtedness incurred under the same agreement in 2014.  We used the funds borrowed in 2015 to repay debt that F&M Bancshares owed. In October 2015, we paid down $27.5 million on the credit agreement using a portion of the proceeds from the initial public offering of Allegiance common stock. As of December 31, 2018, 2017 and 2016, we had $569 thousand of indebtedness owed under the credit agreement.  The interest rate on the outstanding debt under the revolving credit agreement is the Prime Rate minus 25 basis points, or 5.00% at December 31, 2018, and is paid quarterly. On December 28, 2018, we amended the credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2018, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

Subordinated Debt

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.4 million at December 31, 2018. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Subordinated Notes

In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million. The Bank used the net proceeds from the offering to support its growth and for general corporate purposes. The Notes are intended to qualify as Tier 2 capital for bank regulatory purposes.

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

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2018 and 2017 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2018
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	2,559	1,987	3,242	5,126	12,914
Total	$2,559	$1,987	$3,242	$5,695	$13,483

	As of December 31, 2017
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	1,806	1,030	1,950	4,673	9,459
Total	$1,806	$1,030	$1,950	$5,242	$10,028

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2018
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Commitments to extend credit	$534,388	$139,321	$38,812	$289,465	$1,001,986
Standby letters of credit	21,702	1,529	53	—	23,284
Total	$556,090	$140,850	$38,865	$289,465	$1,025,270

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

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2018, 2017 and 2016, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $3.37 billion, $2.70 billion and $2.34 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2018	2017	2016
Sources of Funds:
Deposits:
Noninterest-bearing	25.2%	24.9%	26.5%
Interest-bearing	53.6%	53.4%	52.0%
Borrowed funds	7.2%	10.0%	9.0%
Subordinated debt	1.4%	0.4%	0.4%
Other liabilities	0.3%	0.3%	0.4%
Shareholders’ equity	12.3%	11.0%	11.7%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	78.8%	77.1%	75.1%
Securities	9.4%	12.0%	11.6%
Deposits in other financial institutions	2.1%	1.9%	3.7%
Noninterest-earning assets	9.7%	9.0%	9.6%
Total	100.0%	100.0%	100.0%
	.
Average noninterest-bearing deposits to average deposits	32.0%	31.8%	33.8%
Average loans to average deposits	100.1%	98.5%	95.5%

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $571.0 million, or 27.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.1 years and modified duration of 5.1 years at December 31, 2018, and a weighted average life of 6.5 years and modified duration of 5.5 years at December 31, 2017.

As of December 31, 2018 and December 31, 2017, we had outstanding $1.00 billion and $620.0 million, respectively, in commitments to extend credit and $23.3 million and $17.2 million, respectively, in commitments associated with outstanding standby and performance letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, 2017 and 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2018, we had cash and cash equivalents of $268.9 million compared with $182.1 million at December 31, 2017, an increase of $86.8 million. This increase in cash and cash equivalents was primarily due to $230.4 million of cash acquired in the Post Oak acquisition.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2018, 2017 and 2016, the Bank was well-capitalized.

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

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). The effect of the capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2018 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
Total capital (to risk weighted assets)	13.70%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.76%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	12.01%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	10.61%	4.00%	4.000%	N/A

ALLEGIANCE BANK:
Total capital (to risk weighted assets)	13.53%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.83%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.83%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	10.45%	4.00%	4.000%	5.00%

Total shareholder’s equity was $703.0 million at December 31, 2018, compared with $306.9 million at December 31, 2017, an increase of $396.1 million, or 129.1%. This increase was primarily due to common equity issued related to the Post Oak acquisition.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017
+300	0.9%	(6.2)%	0.2%	(9.0)%
+200	0.9%	(4.1)%	0.9%	(5.4)%
+100	0.6%	(2.2)%	1.0%	(2.3)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.1)%	(1.9)%	(2.7)%	(1.9)%

These results are primarily due to the duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2018, the overall duration of our combined loan and securities portfolios decreased and FHLB borrowings represented a smaller proportion of our funding mix at year end due primarily to the assets and liabilities acquired in the Post Oak acquisition.

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

Our management uses these non-GAAP financial measures in its analysis of our performance:

•

“Tangible Shareholders’ Equity” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible shareholders’ equity is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in shareholders’ equity, exclusive of changes in intangible assets. For tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity. Goodwill and other intangible assets have the effect of increasing total shareholders’ equity while not increasing our tangible equity.

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

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Total shareholders' equity	$702,984	$306,865	$279,817	$258,490	$131,778
Less:
Goodwill and core deposit intangibles, net	249,712	42,663	43,444	44,619	12,891
Tangible shareholders' equity	$453,272	$264,202	$236,373	$213,871	$118,887

Shares outstanding at end of period(1)	21,937,740	13,226,826	12,958,341	12,812,985	7,477,309

Tangible book value per share	$20.66	$19.97	$18.24	$16.69	$15.90

Net income attributable to shareholders	$37,309	$17,632	$22,851	$15,227	$9,005

Average shareholders' equity	$413,441	$297,627	$273,211	$204,935	$116,460
Less:
Average goodwill and other intangible assets, net	80,384	43,050	43,880	45,055	13,007
Average tangible common shareholders’ equity	$333,057	$254,577	$229,331	$159,880	$103,453

Return on average tangible common equity	11.20%	6.93%	9.96%	9.52%	8.70%

Total assets	$4,655,249	$2,860,231	$2,450,948	$2,084,579	$1,280,008
Less:
Goodwill and core deposit intangibles, net	249,712	42,663	43,444	44,619	12,891
Tangible assets	$4,405,537	$2,817,568	$2,407,504	$2,039,960	$1,267,117
Tangible common equity to tangible assets	10.29%	9.38%	9.82%	10.48%	9.38%

(1)	Does not include 1,711 shares of treasury stock as of December 31, 2015. There were no shares of treasury stock outstanding as of December 31, 2018, 2017, 2016 or 2014.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. under the heading “Report of Independent Registered Public Accounting Firm.” Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an attestation report on management’s assessment of internal control over financial reporting from the Company's independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

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

3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018)

3.2	Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

4.2	Form of Fixed-to-Floating Rate Subordinated Note due December 15, 2027 Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 14, 2017)

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

10.6	Allegiance Bancshares, Inc. Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2017)

10.7	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 ( Registration No. 333-208600))

10.8	Amendment to Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 9, 2018)

10.9

Amendment No. 1 to Credit Agreement, dated as of December 28, 2018, by and among Allegiance Bancshares, Inc. and Prosperity Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018)

10.10	Allegiance Bancshares, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2019)

21.1*	Subsidiaries of Allegiance Bancshares, Inc.

23.1*	Consent of Crowe LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2019

ALLEGIANCE BANCSHARES, INC.

By:	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ George Martinez	Chairman and Chief Executive Officer	March 11, 2019
George Martinez	(Principal Executive Officer); Director

/s/ Steven F. Retzloff	Director	March 11, 2019
Steven F. Retzloff

/s/ Paul P. Egge	Chief Financial Officer	March 11, 2019
Paul P. Egge	(Principal Financial and Principal Accounting Officer)

/s/ Ramon A. Vitulli, III	Director	March 11, 2019
Ramon A. Vitulli, III

/s/ John Beckworth	Director	March 11, 2019
John Beckworth

/s/ Matthew H. Hartzell	Director	March 11, 2019
Matthew H. Hartzell

/s/ Robert Ivany	Director	March 11, 2018
Robert Ivany

/s/ Umesh Jain	Director	March 11, 2019
Umesh Jain

/s/ Frances H. Jeter	Director	March 11, 2019
Frances H. Jeter

/s/ James J. Kearney	Director	March 11, 2019
James J. Kearney

Signature	Positions	Date

/s/ P. Michael Mann, M.D.	Director	March 11, 2019
P. Michael Mann, M.D.

/s/ Robert E. McKee III	Director	March 11, 2019
Robert E McKee III

/s/ David B. Moulton	Director	March 11, 2019
David B. Moulton

/s/ William S. Nichols, III	Director	March 11, 2019
William S. Nichols, III

/s/ Thomas A. Reiser	Director	March 11, 2019
Thomas A. Reiser

/s/ Raimundo Riojas E.	Director	March 11, 2019
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 11, 2019
Fred S. Robertson

/s/ Louis A. Waters Jr.	Director	March 11, 2019
Louis A. Waters Jr.

/s/ Roland L. Williams	Director	March 11, 2019
Roland L. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Allegiance Bancshares, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Dallas, Texas

March 11, 2019

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$118,771	$133,124
Interest-bearing deposits at other financial institutions	150,176	48,979
Total cash and cash equivalents	268,947	182,103
Available for sale securities, at fair value	337,293	309,615
Loans held for investment	3,708,306	2,270,876
Less: allowance for loan losses	(26,331)	(23,649)
Loans, net	3,681,975	2,247,227
Accrued interest receivable	17,010	12,194
Premises and equipment, net	41,717	18,477
Other real estate owned	630	365
Federal Home Loan Bank stock	10,941	12,862
Bank owned life insurance	26,480	22,422
Goodwill	223,125	39,389
Core deposit intangibles, net	26,587	3,274
Other assets	20,544	12,303
TOTAL ASSETS	$4,655,249	$2,860,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,209,300	$683,110
Interest-bearing
Demand	366,905	215,499
Money market and savings	879,840	554,051
Certificates and other time	1,206,491	761,314
Total interest-bearing deposits	2,453,236	1,530,864
Total deposits	3,662,536	2,213,974
Accrued interest payable	2,812	610
Borrowed funds	225,493	282,569
Subordinated debt	48,899	48,659
Other liabilities	12,525	7,554
Total liabilities	3,952,265	2,553,366
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; there were no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 21,937,740 shares outstanding at December 31, 2018 and 13,226,826 shares issued and outstanding at December 31, 2017	21,938	13,227
Capital surplus	571,803	218,408
Retained earnings	112,131	74,894
Accumulated other comprehensive (loss) income	(2,888)	336
Total shareholders’ equity	702,984	306,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,655,249	$2,860,231

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$148,223	$110,331	$93,356
Securities:
Taxable	2,725	2,111	1,807
Tax-exempt	5,802	6,334	5,044
Deposits in other financial institutions	1,473	662	571
Total interest income	158,223	119,438	100,778
INTEREST EXPENSE:
Demand, money market and savings deposits	6,478	3,159	2,437
Certificates and other time deposits	15,478	9,060	7,044
Borrowed funds	4,788	2,922	945
Subordinated debt	2,900	629	488
Total interest expense	29,644	15,770	10,914
NET INTEREST INCOME	128,579	103,668	89,864
Provision for loan losses	4,248	13,188	5,469
Net interest income after provision for loan losses	124,331	90,480	84,395
NONINTEREST INCOME:
Nonsufficient funds fees	755	685	661
Service charges on deposit accounts	869	783	677
Gain on sale of branch assets	—	—	2,050
Gain on sale of securities	—	18	30
(Loss) gain on sales of other real estate and other repossessed assets	(428)	6	266
Bank owned life insurance income	579	585	626
Rebate from correspondent bank	2,609	1,327	650
Other	3,329	2,457	2,308
Total noninterest income	7,713	5,861	7,268
NONINTEREST EXPENSE:
Salaries and employee benefits	56,704	44,745	38,858
Net occupancy and equipment	5,845	5,452	4,944
Depreciation	2,132	1,637	1,627
Data processing and software amortization	5,120	4,047	2,633
Professional fees	2,009	2,926	2,234
Regulatory assessments and FDIC insurance	2,309	2,273	1,581
Core deposit intangibles amortization	1,815	781	785
Communications	1,185	983	1,055
Advertising	1,725	1,289	945
Acquisition and merger-related expenses	1,661	—	—
Other	6,282	5,829	4,596
Total noninterest expense	86,787	69,962	59,258
INCOME BEFORE INCOME TAXES	45,257	26,379	32,405
Provision for income taxes	7,948	8,747	9,554
NET INCOME	$37,309	$17,632	$22,851
EARNINGS PER SHARE:
Basic	$2.41	$1.34	$1.78
Diluted	$2.37	$1.31	$1.75

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$37,309	$17,632	$22,851
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(4,152)	5,213	(7,799)
Reclassification of amount realized through the sale of securities	—	(18)	(30)
Total other comprehensive (loss) income	(4,152)	5,195	(7,829)
Deferred tax benefit (expense) related to other comprehensive income	928	(1,807)	2,760
Other comprehensive (loss) income, net of tax	(3,224)	3,388	(5,069)
Comprehensive income	$34,085	$21,020	$17,782

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share data)
BALANCE AT JANUARY 1, 2016	12,814,696	$12,815	$209,285	$34,411	$2,017	$(38)	$258,490
Net income				22,851			22,851
Other comprehensive loss					(5,069)		(5,069)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	143,645	143	1,863				2,006
Issuance of treasury stock						38	38
Stock based compensation expense			1,501				1,501
BALANCE AT DECEMBER 31, 2016	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$—	$279,817
Net income				17,632			17,632
Other comprehensive income					3,388		3,388
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	268,485	269	3,979				4,248
Stock based compensation expense			1,780				1,780
BALANCE AT DECEMBER 31, 2017	13,226,826	$13,227	$218,408	$74,894	$336	$—	$306,865
Net income				37,309			37,309
Other comprehensive loss					(3,224)		(3,224)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)			(72)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	378,023	378	3,372				3,750
Common stock issued in connection with the acquisition of Post Oak Bancshares, Inc., net of registration expenses	8,402,010	8,402	350,381				358,783
Repurchase of common stock	(69,389)	(69)	(2,043)				(2,112)
Stock based compensation expense			1,685				1,685
BALANCE AT DECEMBER 31, 2018	21,937,470	$21,938	$571,803	$112,131	$(2,888)	$—	$702,984

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,309	$17,632	$22,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	3,947	2,418	2,412
Provision for loan losses	4,248	13,188	5,469
Gain on the sale of securities	-	(18)	(30)
Deferred income tax (benefit) expense	(256)	427	(1,608)
Net amortization of premium on investments	3,533	3,427	2,785
Excess tax benefit related to the exercise of stock options	(587)	(1,149)	(371)
Bank owned life insurance	(579)	(585)	(626)
Net accretion of discount on loans	(2,702)	(632)	(1,487)
Net amortization of discount on subordinated debt	110	108	107
Net amortization of discount on certificates of deposit	(367)	(3)	(247)
Net loss (gain) on sale or write down of premises, equipment and other real estate	428	(6)	(60)
Net gain on sale of branch assets	—	—	(2,050)
Federal Home Loan Bank stock dividends	(396)	(273)	(101)
Stock based compensation expense	1,685	1,780	1,501
Increase in accrued interest receivable and other assets	(2,136)	(6,018)	(259)
Increase (decrease) in accrued interest payable and other liabilities	1,822	3,136	(851)
Net cash provided by operating activities	46,059	33,432	27,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,328,864	2,007,842	2,566,082
Proceeds from sales of available for sale securities	12,701	39,125	2,500
Purchase of available for sale securities	(2,334,149)	(2,038,323)	(2,730,524)
Net change in total loans	(270,314)	(386,059)	(229,286)
Purchase of bank premises and equipment	(3,419)	(2,133)	(1,511)
Proceeds from sale of bank premises, equipment and other real estate	—	1,138	—
Net redemptions (purchases) of Federal Home Loan Bank stock	4,746	586	(10,505)
Net cash paid for the sale of branch assets	—	—	(5,250)
Net cash and cash equivalents acquired in the purchase of Post Oak Bancshares, Inc.	230,416	—	—
Net cash used in investing activities	(31,155)	(377,824)	(408,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	93,053	89,359	(20,041)
Net increase in interest-bearing deposits	64,566	254,435	157,723
Net change in short-term borrowings	(87,076)	(3,000)	235,000
Proceeds from subordinated notes issuance	—	39,355	—
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	3,750	4,248	2,006
Cash paid for fractional shares related to the Post Oak acquisition	(21)	—	—
Registration expenses related to common stock issued in the Post Oak acquisition	(220)	—	—
(Repurchase) issuance of treasury stock	(2,112)	—	38
Net cash provided by financing activities	71,940	384,397	374,726
NET CHANGE IN CASH AND CASH EQUIVALENTS	86,844	40,005	(6,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,103	142,098	148,431
CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,947	$182,103	$142,098
SUPPLEMENTAL INFORMATION:
Income taxes paid	$6,650	$7,850	$11,400
Interest paid	27,442	15,442	10,500

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 28 offices, with 27 bank offices and one loan production office in the Houston metropolitan area and one office in Beaumont, just outside of the Houston metropolitan area, as of the year ended December 31, 2018. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

Acquisition – On October 1, 2018, Allegiance completed the acquisition of Post Oak Bancshares, Inc.  See Note 2 – Acquisitions for additional information pertaining to the Post Oak acquisition and the impact of the transaction on the Company’s consolidated financial statements.

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

Loans Held for Investment—Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance.

Acquired Loans—Acquired loans are recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are considered purchased credit impaired (“PCI”). PCI loans are individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Increases in expected cash flows, including prepayments, subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on PCI loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For acquired loans not deemed credit-impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, a provision for credit losses will be recorded only to the extent the required allowance exceeds any remaining purchase discounts. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, such as in the case of a loan renewal, any remaining fair value adjustments are accreted into interest income and the loan establishes a new amortized cost basis that is fully subject to the Company's allowance for loan loss methodology.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2018, the $630 thousand balance of other real estate owned was a residential real estate property.

Federal Home Loan Bank (“FHLB”) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance—The Company purchased bank owned life insurance policies on certain key executives and acquired life insurance policies in conjunction with the acquisitions of F&M Bancshares and Post Oak. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, which is the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

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

Core Deposit Intangibles—Core deposit and acquired customer relationship intangibles arising from acquisitions are amortized using a straight-line amortization method over their estimated useful lives, which is seven to ten years.

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

The fair value of stock options granted and employee stock purchase plan awards are estimated at the date of grant using the Black-Scholes option-pricing model and the market price of the Company’s common stock on the date prior to the grant date is used to value restricted stock awards.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from Contracts with Customers-The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.

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

ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 7 – Fair Value disclosures for further information regarding the valuation of these loans. ASU 2016-01 became effective for the Company on January 1, 2018.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 became effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations or asset purchases.

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-02 “Leases (Topic 842)."  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities totaling $15,000,000 to $17,000,000 and the recognition of right-of-use assets totaling $15,000,000 to $17,000,000, which results in an estimated 5 basis point decrease in the tier 1 capital to risk weighted assets ratio as of the date of adoption. The initial balance sheet gross up upon adoption is primarily related to operating leases of certain real estate properties. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election to not apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for it as a lease. Adoption of ASU 2016-02 is not expected to materially change the Company’s recognition of lease expense in future periods.

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

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company's financial statements.

ASU 2017-08,“Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 became effective for the Company on January 1, 2019, with early adoption permitted. The Company will record a $1.7 million impact of ASU 2017-08 in its 2019 financial statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Tax Cuts and Jobs Act.  ASU 2018-02 is effective on January 1, 2019, with early adoption permitted.  The Company early adopted ASU 2018-02 and recognized a decrease to retained earnings of $72 thousand due to a reclassification on January 1, 2018.

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

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The following acquisition was completed on the date indicated below:

2018 Acquisition

Acquisition of Post Oak Bancshares, Inc.—On October 1, 2018, the Company completed the acquisition of Post Oak Bancshares, Inc. (“Post Oak”) and its wholly-owned subsidiary Post Oak Bank, N.A. headquartered in Houston, Texas. Post Oak operated thirteen bank offices, twelve located throughout the greater Houston metropolitan area and one in Beaumont, just outside of the Houston metropolitan area. The Company acquired Post Oak to further expand its Houston, Texas area market. Goodwill resulted from a combination of expected operational synergies and an enhanced branching network. Goodwill is not expected to be deductible for tax purposes.

Pursuant to the merger agreement, the Company issued 8,402,010 shares of Company common stock for all outstanding shares of Post Oak common stock and paid $21 thousand in cash for any fractional shares held by Post Oak shareholders. Additionally, all outstanding Post Oak options were assumed by Allegiance and converted using the 0.7017 exchange ratio to 299,352 options at a weighted average exercise price of $12.83 per option. Based on the $41.70 per share closing price of Allegiance common stock on September 28, 2018, the total transaction value was approximately $359.0 million.  The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $183.7 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 2018, the Company finalized its valuation of all assets and liabilities acquired, resulting in no changes to preliminary acquisition accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Fair value of consideration paid:
Common shares issued (8,402,010 shares)	$350,364
Stock options issued (299,352)	8,639
Cash in lieu of fractional shares	21
Total consideration paid	$359,024

Fair value of assets acquired:
Cash and cash equivalents	$230,416
Investment securities	42,779
Loans	1,164,279
Premises and equipment	21,988
Core deposit intangibles	25,128
Other assets	18,078
Total assets acquired	$1,502,668

Fair value of liabilities assumed:
Deposits	$1,291,310
Other borrowed funds	30,000
Other liabilities	6,070
Total liabilities assumed	1,327,380
Fair value of net assets acquired	$175,288
Goodwill resulting from acquisition	$183,736

The fair value of net assets acquired includes fair value adjustments to certain acquired loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. The following presents details of all loans acquired as of October 1, 2018:

	Contractual Balance	Fair Value	Discount
	(Dollars in thousands)
Commercial and industrial	$221,098	$217,204	$(3,894)
Real estate:
Commercial real estate (including multi-family residential)	450,947	443,512	(7,435)
Commercial real estate construction and land development	167,386	165,387	(1,999)
1-4 family residential (including home equity)	288,304	285,099	(3,205)
Residential construction	23,812	23,812	—
Consumer and other	29,684	29,267	(417)
Total loans	$1,181,231	$1,164,281	$(16,950)

In connection with the Post Oak acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans.

The following presents information at the acquisition date for PCI loans acquired in the transaction (dollars in thousands):

Contractually required principal and interest payments	$28,340
Contractual cash flows not expected to be collected (nonaccretable difference)	3,163
Expected cash flows at acquisition	25,177
Interest component of expected cash flows (accretable yield)	495
Fair value of loans acquired with deterioration of credit quality	$24,682

Non-PCI Loans.

The following table presents information at the acquisition date for non-PCI loans acquired in the transaction (in thousands):

Contractually required principal and interest payments	$1,153,317
Accretable discount	13,293
Fair value at acquisition	$1,140,024

The following table presents unaudited pro forma financial information as if the acquisition had occurred at the beginning of 2017. Post Oak’s results of operations were included in the Company’s results beginning October 1, 2018. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	For the Years Ended December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net interest income	$170,801	$165,612
Noninterest income	10,060	9,543
Net income	41,807	35,107
Basic earnings per common share	2.70	1.63
Diluted earnings per common share	2.65	1.61

To determine pro forma information, the Company adjusted its year ended December 31, 2018 and 2017 historical results to include the historical results for Post Oak for the year ended December 31, 2017 and the nine months ended September 30, 2018.

The pro forma information includes acquisition accounting adjustments to interest on loans, certificates of deposit and subordinated debt, difference in the rate of borrowed funds, amortization of intangibles arising from the transaction and the related income tax effects.

Earnings of Post Oak since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.

The Company incurred approximately $1.7 million of pre-tax acquisition and merger-related expenses during the year ended December 31, 2018 related to the Post Oak acquisition. The acquisition and merger-related expenses are reflected on the Company’s income statement for 2018 but are excluded from the calculation of pro forma income above.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

		Core Deposit
	Goodwill	Intangible Assets
	(Dollars in thousands)
Balance as of January 1, 2016	$39,389	$5,230
Sale of branch assets	—	(390)
Amortization	—	(785)
Balance as of December 31, 2016	39,389	4,055
Amortization	—	(781)
Balance as of December 31, 2017	39,389	3,274
Acquisition of Post Oak Bancshares, Inc.	183,736	25,128
Amortization	—	(1,815)
Balance as of December 31, 2018	$223,125	$26,587

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Company performed its annual impairment test on October 1, 2018 and determined no impairment was necessary.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2018 is as follows (dollars in thousands):

2019	$4,712
2020	3,922
2021	3,296
2022	3,003
2023	2,323
Thereafter	9,331
Total	$26,587

4. CASH AND DUE FROM BANKS

The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets included a restricted amount of $27.7 million at December 31, 2018.  The Bank was not required to maintain reserve balances at December 31, 2017 or 2016.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,507	$232	$(24)	$8,715
Municipal securities	222,330	2,470	(1,842)	222,958
Agency mortgage-backed pass-through securities	32,014	159	(361)	31,812
Corporate bonds and other	46,247	62	(179)	46,130
Total	$309,098	$2,923	$(2,406)	$309,615

As of December 31, 2018, the Company's management did not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it is more likely than not it will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$14,877	$14,823
Due after one year through five years	73,675	72,790
Due after five years through ten years	87,391	86,880
Due after ten years	97,998	96,605
Subtotal	273,941	271,098
Agency mortgage-backed pass through securities	66,987	66,195
Total	$340,928	$337,293

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$999	$—	$1,417	$(46)	$2,416	$(46)
Municipal securities	10,140	(29)	136,934	(3,512)	147,074	(3,541)
Agency mortgage-backed pass- through securities	17,168	(209)	22,819	(820)	39,987	(1,029)
Corporate bonds and other	13,634	(35)	29,014	(655)	42,648	(690)
Total	$41,941	$(273)	$190,184	$(5,033)	$232,125	$(5,306)

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$3,110	$(9)	$595	$(15)	$3,705	$(24)
Municipal securities	42,249	(517)	56,483	(1,325)	98,732	(1,842)
Agency mortgage-backed pass- through securities	13,238	(105)	8,921	(256)	22,159	(361)
Corporate bonds and other	30,203	(179)	—	—	30,203	(179)
Total	$88,800	$(810)	$65,999	$(1,596)	$154,799	$(2,406)

There were no realized losses on the securities in the portfolio as the Company believes these securities are temporarily impaired due to changes in market interest rates. The majority of the securities in an unrealized loss position are related to the Company's municipal securities.

During 2018, the Company acquired $42.8 million and sold $12.7 million of securities acquired in the Post Oak transaction. No gains or losses were recognized.  During 2017, the Company sold $39.1 million in securities and recorded a net gain on the sales of $18 thousand. The Company sold $2.5 million in securities during 2016 and recorded a gain on the sale of $30 thousand.

At December 31, 2018 and 2017, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities $28.9 million and $5.0 million at December 31, 2018 and 2017, respectively.  The increase in pledged securities during the year ended December 31, 2018 was primarily due to $25.9 million of pledged securities that were acquired from Post Oak. The majority of the securities were pledged to collateralize public fund deposits.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$702,037	$457,129
Mortgage warehouse	48,274	69,456
Real estate:
Commercial real estate (including multi- family residential)	1,650,912	1,080,247
Commercial real estate construction and land development	430,128	243,389
1-4 family residential (including home equity)	649,311	301,219
Residential construction	186,411	109,116
Consumer and other	41,233	10,320
Total loans	3,708,306	2,270,876
Allowance for loan losses	(26,331)	(23,649)
Loans, net	$3,681,975	$2,247,227

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on a semi-annual basis.

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

Loans secured by owner-occupied properties generally involve less risk and represented 51.4% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2018. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans to be secured by property with adequate margins and to be guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.

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

Acquired Loans

PCI loans

The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at December 31, 2018 are presented in the table below (in thousands):

PCI loans:
Outstanding balance at December 31, 2018	$26,862
Less: Discount	3,599
Recorded investment at December 31, 2018	$23,263

Changes in the accretable yield for PCI loans for the year ended December 31, 2018 were as follows (in thousands):

Balance at beginning of period	$—
Additions	495
Reclassifications from nonaccretable	—
Accretion	59
Balance at December 31, 2018	$436

Non-PCI Loans.

The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance owed at December 31, 2018 are presented in the table below (in thousands).

Non-PCI loans:
Outstanding balance at December 31, 2018	$1,124,342
Less: Discount	10,650
Recorded investment at December 31, 2018	$1,113,692

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2018 were as follows (in thousands):

Balance at beginning of period	$—
Additions	13,293
Reclassifications from nonaccretable	—
Accretion	2,643
Balance at December 31, 2018	$10,650

Concentrations of Credit

The vast majority of the Company’s lending activity occurs in and around the Houston, Texas area. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

As of December 31, 2018 and 2017, loans outstanding to directors, officers and their affiliates totaled $7.9 million and $4.4 million, respectively.

An analysis of activity with respect to these related-party loans is as follows:

2018
(Dollars in thousands)
Beginning balance on January 1	$4,368
New loans and reclassified related loans	5,003
Repayments	(1,501)
Ending balance on December 31	$7,870

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,951	$—	$1,951	$10,861	$689,225	$702,037
Mortgage warehouse	—	—	—	—	48,274	48,274
Real estate:
Commercial real estate (including multi-family residential)	3,502	—	3,502	17,776	1,629,634	1,650,912
Commercial real estate construction and land development	1,300	—	1,300	974	427,854	430,128
1-4 family residential (including home equity)	3,643	—	3,643	3,201	642,467	649,311
Residential construction	-	—	-	—	186,411	186,411
Consumer and other	91	—	91	141	41,001	41,233
Total loans	$10,487	$—	$10,487	$32,953	$3,664,866	$3,708,306

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,069	$—	$1,069	$6,437	$449,623	$457,129
Mortgage warehouse	—	—	—	—	69,456	69,456
Real estate:
Commercial real estate (including multi-family residential)	4,932	—	4,932	6,110	1,069,205	1,080,247
Commercial real estate construction and land development	5,274	—	5,274	—	238,115	243,389
1-4 family residential (including home equity)	924	—	924	781	299,514	301,219
Residential construction	674	—	674	—	108,442	109,116
Consumer and other	74	—	74	—	10,246	10,320
Total loans	$12,947	$—	$12,947	$13,328	$2,244,601	$2,270,876

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.0 million and $733 thousand would have been recorded as income for the years ended December 31, 2018 and 2017, respectively.

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,354	$4,771	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,322	11,322	—
Commercial real estate construction and land development	1,326	1,326	—
1-4 family residential (including home equity)	2,742	2,741	—
Residential construction	—	—	—
Consumer and other	3	3	—
Total	19,747	20,163	—
With an allowance recorded:
Commercial and industrial	9,150	9,545	3,898
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,542	11,542	2,641
Commercial real estate construction and land development	3,114	3,114	190
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	23,806	24,201	6,729
Total:
Commercial and industrial	13,504	14,316	3,898
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	22,864	22,864	2,641
Commercial real estate construction and land development	4,440	4,440	190
1-4 family residential (including home equity)	2,742	2,741	—
Residential construction	—	—	—
Consumer and other	3	3	—
	$43,553	$44,364	$6,729

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment of impaired loans and interest recognized on impaired loans.

	Years Ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial	$14,555	$423	$11,972	$418
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	23,198	756	20,606	475
Commercial real estate construction and land development	4,247	98	314	10
1-4 family residential (including home equity)	2,815	—	1,167	18
Residential construction	—	—	—	—
Consumer and other	3	5	-	1
Total	$44,818	$1,282	$34,059	$922

The average recorded investment of impaired loans for the year ended December 31, 2016 was $22.5 million. Interest income recognized for the year ended December 31, 2016 was $862 thousand.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the most recent analysis performed, the risk category of loans by class of loan at December 31, 2018 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$656,783	$9,696	$13,874	$21,684	$—	$702,037
Mortgage warehouse	48,274	—	—	—	—	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,570,243	29,702	7,101	43,866	—	1,650,912
Commercial real estate construction and land development	424,460	729	2,149	2,790	—	430,128
1-4 family residential (including home equity)	629,657	3,797	4,216	11,641	—	649,311
Residential construction	186,411	—	—	—	—	186,411
Consumer and other	40,673	31	301	228	—	41,233
Total loans	$3,556,501	$43,955	$27,641	$80,209	$—	$3,708,306

The following table presents the risk category of loans by class of loan at December 31, 2017:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$427,336	$10,274	$2,195	$17,324	$—	$457,129
Mortgage warehouse	69,456	—	—	—	—	69,456
Real estate:
Commercial real estate (including multi-family residential)	1,016,831	23,039	4,685	35,692	—	1,080,247
Commercial real estate construction and land development	231,536	4,397	—	7,456	—	243,389
1-4 family residential (including home equity)	295,744	2,696	785	1,994	—	301,219
Residential construction	103,611	5,505	—	—	—	109,116
Consumer and other	10,207	111	—	2	—	10,320
Total loans	$2,154,721	$46,022	$7,665	$62,468	$—	$2,270,876

Allowance for Loan Losses

At December 31, 2018, the allowance for loan losses totaled $26.3 million, or 0.71% of total loans. At December 31, 2017, the allowance totaled $23.6 million or 1.04% of total loans. Acquired loans are carried over without an allowance for loan losses as they are recorded at fair value at the acquisition date.  However, the Company recorded a discount on the acquired loans which will be prospectively accreted, increasing its basis in such loans. At December 31, 2018, the balance of the acquisition accounting discount was $14.2 million.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31, 2018, 2017 and 2016:

			Commercial real	Commercial real	1-4 family
	Commercial		estate (including	estate construction	residential
	and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,234	—	1,588	199	127	98	2	4,248
Charge-offs	(2,424)	—	(42)	—	(25)	—	(24)	(2,515)
Recoveries	847	—	102	—	—	—	—	949
Net charge-offs	(1,577)	—	60	—	(25)	—	(24)	(1,566)
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Allowance for loan losses:
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	9,792	—	1,424	1,298	254	194	226	13,188
Charge-offs	(7,673)	—	(124)	—	—	—	(196)	(7,993)
Recoveries	516	—	3	10	10	—	4	543
Net charge-offs	(7,157)	—	(121)	10	10	—	(192)	(7,450)
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Allowance for loan losses:
Balance December 31, 2015	$3,644	$—	$5,914	$1,221	$1,432	$820	$67	$13,098
Provision for loan losses	1,951	—	3,122	(4)	434	(72)	38	5,469
Charge-offs	(722)	—	(129)	—	—	—	(49)	(900)
Recoveries	186	—	43	—	10	—	5	244
Net charge-offs	(536)	—	(86)	—	10	—	(44)	(656)
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of December 31, 2018 and 2017:

			Commercial real	Commercial real	1-4 family
	Commercial		estate (including	estate construction	residential
	and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
December 31, 2018
Individually evaluated for impairment	$3,898	$—	$2,641	$190	$—	$—	$—	$6,729
Collectively evaluated for impairment	4,453	—	9,260	2,534	2,242	1,040	73	19,602
Total allowance for loan losses	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

Allowance for loan losses related to:
December 31, 2017
Individually evaluated for impairment	$1,640	$—	$716	$—	$—	$—	$—	$2,356
Collectively evaluated for impairment	6,054	—	9,537	2,525	2,140	942	95	21,293
Total allowance for loan losses	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of December 31, 2018 and 2017:

			Commercial real	Commercial real	1-4 family
	Commercial		estate (including	estate construction	residential
	and industrial	Mortgage warehouse	multi-family residential)	and land development	(including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
December 31, 2018
Individually evaluated for impairment	$13,504	$—	$22,864	$4,440	$2,742	$—	$3	$43,553
Collectively evaluated for impairment	688,533	48,274	1,628,048	425,688	646,569	186,411	41,230	3,664,753
Total loans evaluated for impairment	$702,037	$48,274	1,650,912	$430,128	$649,311	$186,411	$41,233	$3,708,306

Recorded investment in loans:
December 31, 2017
Individually evaluated for impairment	$11,392	$—	$20,164	$209	$948	$—	$—	$32,713
Collectively evaluated for impairment	445,737	69,456	1,060,083	243,180	300,271	109,116	10,320	2,238,163
Total loans evaluated for impairment	$457,129	$69,456	$1,080,247	$243,389	$301,219	$109,116	$10,320	$2,270,876

Troubled Debt Restructurings

As of December 31, 2018 and 2017, the Company had a recorded investment in troubled debt restructurings of $33.1 million and $25.6 million, respectively. The Company allocated $3.0 million and $2.2 million of specific reserves for these loans at December 31, 2018 and 2017, respectively, and did not commit to lend additional amounts on these loans.

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2018, 2017 and 2016:

	As of December 31,
	2018			2017			2016
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification of	Modification of		Modification of	Modification of		Modification of	Modification of
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	11	$2,770	$2,770	9	$2,399	$2,399	21	$3,939	$3,939
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	4,288	4,288	6	11,837	11,837	8	7,144	7,144
Commercial real estate construction and land development	1	3,114	3,114	1	210	210	—	—	—
1-4 family residential (including home equity)	—	—	—	1	86	86	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	1	6	6
Total	15	$10,172	$10,172	17	$14,532	$14,532	30	$11,089	$11,089

Troubled debt restructurings resulted in charge-offs of $272 thousand, $136 thousand and $211 thousand during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there were four defaults totaling $200 thousand on loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2018 and 2017. During the year ended December 31, 2018, the Company added $10.2 million in new troubled debt restructurings, of which $9.8 million was still outstanding on December 31, 2018.

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$268,947	$268,947	$—	$—	$268,947
Available for sale securities	337,293	—	337,293	—	337,293
Loans held for investment, net of allowance	3,681,975	—	—	3,674,241	3,674,241
FHLB stock	10,941	N/A	N/A	N/A	N/A
Accrued interest receivable	17,010	65	3,498	13,447	17,010
Financial liabilities
Deposits	$3,662,536	$—	$3,653,244	$—	$3,653,244
Accrued interest payable	2,812	—	2,812	—	2,812
Borrowed funds	225,493	—	230,445	—	230,445
Subordinated debt	48,899	—	49,663	—	49,663

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$182,103	$182,103	$—	$—	$182,103
Available for sale securities	309,615	—	309,615	—	309,615
Loans held for investment, net of allowance	2,247,227	—	—	2,238,721	2,238,721
FHLB stock	12,862	N/A	N/A	N/A	N/A
Accrued interest receivable	12,194	3	3,296	8,895	12,194
Financial liabilities
Deposits	$2,213,974	$—	$2,209,111	$—	$2,209,111
Accrued interest payable	610	—	610	—	610
Borrowed funds	282,569	—	288,887	—	288,887
Subordinated debt	48,659	—	48,659	—	48,659

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held for Investment—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which reprice infrequently are estimated by discounting future cash flows. In accordance with ASU 2016-01, which was adopted effective January 1, 2018,  the discount rates used to determine the fair value of loans at December 31, 2018 used interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans. The discount rates used to determine the fair value of loans at December 31, 2017 were based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

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

Subordinated Debt—The fair values of subordinated debentures and notes are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,685	$—	$8,685
Municipal securities	—	216,785	—	216,785
Agency mortgage-backed pass-through securities	—	66,195	—	66,195
Corporate bonds and other	—	45,628	—	45,628
Total	$—	$337,293	$—	$337,293

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,715	$—	$8,715
Municipal securities	—	222,958	—	222,958
Agency mortgage-backed pass-through securities	—	31,812	—	31,812
Corporate bonds and other	—	46,130	—	46,130
Total	$—	$309,615	$—	$309,615

There were no liabilities measured at fair value on a recurring basis as of December 31, 2018 or 2017. There were no transfers between levels during 2018 or 2017.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of December 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,647
Commercial real estate (including multi-family residential)	—	—	8,901
Commercial real estate construction and land development	—	—	2,924
Other real estate owned	—	—	630
	$—	$—	$18,102

	As of December 31, 2017
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,012
Commercial real estate (including multi-family residential)	—	—	7,478
Other real estate owned	—	—	365
	$—	$—	$11,855

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company measures fair value for certain loans and other real estate owned on a nonrecurring basis as described below.

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

During the years ended December 31, 2018 and 2017, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At December 31, 2018, the total reported fair value of impaired loans of $17.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $24.2 million that was reduced by specific allowance allocations totaling $6.7 million. At December 31, 2017, the total reported fair value of impaired loans of $11.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $13.8 million that was reduced by specific allowance allocations totaling $2.4 million.

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

At December 31, 2018, the balance of other real estate owned consisted of a $630 thousand foreclosed commercial real estate property recorded as a result of obtaining physical possession of the property. The Company had $365 thousand of other real estate owned at December 31, 2017.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	As of December 31,
	2018	2017
	(Dollars in thousands)
Land	$11,586	$5,376
Buildings	23,455	7,977
Leasehold improvements	5,291	5,059
Furniture, fixtures and equipment	11,858	8,967
Construction in progress	480	320
Total	52,670	27,699
Less: accumulated depreciation	10,953	9,222
Premises and equipment, net	$41,717	$18,477

Depreciation expense was $2.1 million for the year ended December 31, 2018 and $1.6 million for each of the years ended December 31, 2017 and 2016.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2018 and December 31, 2017 were $509.3 million and $227.4 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$793,284
After one but within two years	161,877
After two but within three years	89,942
After three but within four years	92,790
After four but within five years	68,598
Total	$1,206,491

The Company has $261.1 million and $314.8 million of brokered deposits, and there were no major concentrations of deposits with any one depositor at December 31, 2018 and 2017, respectively. Included in the December 31, 2017 amount were reciprocal deposits that the Company placed through the Certificates of Deposits Account Registry Service (CDARS) Network of $68.4 million.

Related party deposits from principal officers, directors and their affiliates at December 31, 2018 and 2017 were $9.6 million and $14.8 million, respectively.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2018, the Company had total borrowing capacity of $1.06 billion, of which $765.4 million was available under this agreement and $296.5 million was outstanding. FHLB advances of $225.0 million were outstanding at December 31, 2018, at a weighted average rate of 2.57%. Letters of credit were $71.5 million at December 31, 2018, of which $8.8 million expired in January 2019, $10.2 million expired in February 2019, $7.1 million will expire in April 2019, $7.1 million will expire in May 2019, $5.5 million will expire in August 2019, $25.0 million will expire in October 2019, $6.3 million will expire in December 2019 and $1.5 million will expire in January 2020.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. The credit agreement contains certain restrictive covenants. At December 31, 2018, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 5.00%, at December 31, 2018, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	569
Total	$569

11. SUBORDINATED DEBT

Junior Subordinated Debentures

On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III with an aggregate original principal amount of $11.3 million and a current fair value of $9.4 million at December 31, 2018. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

A summary of pertinent information related to the Company's issuances of junior subordinated debentures outstanding at December 31, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)

Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of December 31, 2018 was 2.7902%.
(2)	All debentures are currently callable.

Subordinated Notes

In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million. The Bank used the net proceeds from the offering to support its growth and for general corporate purposes. The Notes are intended to qualify as Tier 2 capital for bank regulatory purposes.

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

12. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current	$8,204	$8,320	$11,162
Deferred	(256)	427	(1,608)
Total	$7,948	$8,747	$9,554

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2018, 2017 and 2016 due to the following:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Taxes calculated at statutory rate	$9,504	$9,233	$11,342
Increase (decrease) resulting from:
Stock based compensation	(400)	(755)	67
Effect of tax exempt income	(1,284)	(2,328)	(1,929)
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	—	2,621	—
Other, net	128	(24)	74
Total	$7,948	$8,747	$9,554

Income tax expense for 2018 was impacted by the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. During 2017, as a result of the new law, the Company recognized a provisional net tax expense totaling $2.6 million. During 2016, the Company adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. The Company recognized net tax benefits related to stock-based compensation totaling $587 thousand in 2018 and $1.1 million in 2017.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2018 and 2017 are based on the 21% and 35% federal income tax rate, respectively.

Deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$5,898	$5,284
Net unrealized loss on available for sale securities	761	—
Deferred compensation	366	177
Total deferred tax assets	7,025	5,461
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(2,718)	(1,100)
Net unrealized gain on available for sale securities	—	(65)
Premises and equipment basis difference	(2,035)	(321)
Total deferred tax liabilities	(4,753)	(1,486)
Net deferred tax assets	$2,272	$3,975

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2018, 2017 and 2016. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2015.

13. STOCK BASED COMPENSATION

At December 31, 2018, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc., on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $1.7 million, $1.8 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2015, the Company’s Board of Directors and shareholders approved the 2015 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. The Plan was

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended in 2017 as the shareholders authorized a maximum aggregate number of shares of stock to be issued of 1,900,000, any or all of which may be issued through incentive stock options and restricted stock.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of December 31, 2018. Under the Plan, options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

As part of the Post Oak acquisition, all outstanding Post Oak options were assumed by Allegiance and converted using the 0.7017 exchange ratio to 299,352 options at a weighted average exercise price of $12.83 per option.

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

	2018	2017	2016
Risk-free interest rate	2.72%	2.40%	1.76%
Expected term	10.00	10.00	10.00
Expected stock price volatility	29.26%	29.70%	34.60%
Dividend yield	—	—	—

A summary of the activity in the stock option plans during the years ended December 31, 2018 and 2017 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2017	935	$18.21	6.23	$16,773
Options granted	64	36.88
Options exercised	(215)	17.50
Options forfeited	(9)	23.35
Options outstanding, December 31, 2017	775	$19.94	5.72	$13,718
Options granted	4	40.40
Options assumed	299	12.83
Options exercised	(244)	13.88
Options forfeited	(32)	29.53
Options outstanding, December 31, 2018	802	$18.88	4.61	$10,830
Options vested and exercisable, December 31, 2018	677	$17.32	4.09	$10,193

The Company expects all outstanding options at December 31, 2018 to vest.

Information related to the stock option plans during each year is as follows:

	2018	2017	2016
	(In thousands)
Intrinsic value of options exercised	$3,254	$3,371	$1,128
Cash received from option exercises	3,393	3,743	1,782
Weighted average fair value of options granted	$18.00	$16.55	$10.51

As of December 31, 2018, there was $950 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.41 years.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company has issued 226,529 restricted stock awards under the Plan as of December 31, 2018. During 2016, the Company awarded 15,401 shares of restricted stock with a weighted average grant date fair value of $17.52.  During 2017, the Company awarded 28,106 shares of restricted stock with a weighted average grant date fair value of $36.17.  During 2018, the Company awarded 122,127 shares of restricted stock with a weighted average grant date fair value of $39.04. The shares of restricted stock generally vest over a period of 4 years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2018 and 2017 including changes during the years then ended is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2017	24	$18.31
Share awards granted	28	36.17
Share awards vested	(11)	18.32
Unvested share awards forfeited or cancelled	—	—
Nonvested share awards outstanding, December 31, 2017	41	$30.46
Share awards granted	122	39.04
Share awards vested	(20)	30.12
Unvested share awards forfeited or cancelled	—	—
Nonvested share awards outstanding, December 31, 2018	143	$37.48

At December 31, 2018, there was $4.8 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a weighted-average period of 3.59 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2018, 2017 and 2016 was approximately $621 thousand, $203 thousand and $172 thousand, respectively.

14. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee's contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2018, 2017 and 2016 was $962 thousand, $789 thousand and $637 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $2.5 million, $1.5 million and $1.7 million for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan, as amended (“ESPP”). The ESPP was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $48 thousand, $144 thousand and $90 thousand for the years ended December 31, 2018, 2017, and 2016 respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$471,440	$530,546	$369,573	$250,467
Standby letters of credit	14,217	9,067	15,445	1,725
Total	$485,657	$539,613	$385,018	$252,192

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2018, the fixed rate loan commitments have interest rates ranging from 1.95% to 8.70% with a weighted average maturity and rate of 2.49 years and 5.26%, respectively.

Leases

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$2,559
2020	1,987
2021	1,731
2022	1,510
2023	1,042
Thereafter	4,083
$12,912

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property. Rent expense under all noncancelable operating lease obligations aggregated approximately $2.9 million, $2.8 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Management believes as of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2018 and 2017:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2018
Total Capital (to risk weighted assets)	$531,453	13.70%	$310,295	8.00%	$383,020	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	456,223	11.76%	174,541	4.50%	247,266	6.375%	N/A	N/A
Tier I Capital (to risk weighted assets)	465,637	12.01%	232,721	6.00%	305,446	7.875%	N/A	N/A
Tier I Capital (to average tangible assets)	465,637	10.61%	175,621	4.00%	175,621	4.000%	N/A	N/A
As of December 31, 2017
Total Capital (to risk weighted assets)	$336,829	13.43%	$200,687	8.00%	$232,044	9.250%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	264,521	10.54%	112,886	4.50%	144,244	5.750%	N/A	N/A
Tier I Capital (to risk weighted assets)	273,825	10.92%	150,515	6.00%	181,872	7.250%	N/A	N/A
Tier I Capital (to average tangible assets)	273,825	9.84%	111,274	4.00%	111,274	4.000%	N/A	N/A
ALLEGIANCE BANK
As of December 31, 2018
Total Capital (to risk weighted assets)	$524,660	13.53%	$310,179	8.00%	$382,877	9.875%	$387,724	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	458,844	11.83%	174,476	4.50%	247,174	6.375%	252,021	6.50%
Tier I Capital (to risk weighted assets)	458,844	11.83%	232,634	6.00%	305,333	7.875%	310,179	8.00%
Tier I Capital (to average tangible assets)	458,844	10.45%	175,552	4.00%	175,552	4.000%	219,440	5.00%
As of December 31, 2017
Total Capital (to risk weighted assets)	$331,872	13.24%	$200,596	8.00%	$231,939	9.250%	$250,745	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	268,868	10.72%	112,835	4.50%	144,179	5.750%	162,985	6.50%
Tier I Capital (to risk weighted assets)	268,868	10.72%	150,447	6.00%	181,790	7.250%	200,596	8.00%
Tier I Capital (to average tangible assets)	268,868	9.67%	111,230	4.00%	111,230	4.000%	139,037	5.00%

Dividend Restrictions

Allegiance's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. In addition, Allegiance's credit agreement with another financial institution also limits its ability to pay dividends. Under applicable banking regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described above.

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

	Year Ended December 31,
	2018		2017		2016
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$37,309		$17,632		$22,851
Basic:
Weighted average shares outstanding	15,485	$2.41	13,125	$1.34	12,873	$1.78
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	288		333		201
Total	15,773	$2.37	13,458	$1.31	13,074	$1.75

Stock options for 69 thousand and 28 thousand shares were not considered in computing diluted earnings per share as of December 31, 2018 and 2017, respectively, because they were antidilutive.  All stock options as of December 31, 2016 were dilutive and considered in computing diluted earnings per share.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$6,780	$4,857
Investment in subsidiary	705,947	311,553
Other assets	1,026	791
TOTAL	$713,753	$317,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$492	$569
Subordinated debentures	9,414	9,304
Accrued interest payable and other liabilities	862	463
Total liabilities	10,768	10,336
SHAREHOLDERS’ EQUITY:
Common stock	21,938	13,227
Capital surplus	571,804	218,408
Retained earnings	112,131	74,894
Accumulated other comprehensive (loss) income	(2,888)	336
Total shareholders’ equity	702,985	306,865
TOTAL	$713,753	$317,201

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
OPERATING INCOME:
Other income	$16	$13	$11
Total income	16	13	11
OPERATING EXPENSE:
Interest expense on borrowed funds	38	33	30
Other expenses	1,692	1,465	1,204
Total operating expense	1,730	1,498	1,234
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN
UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,714)	(1,485)	(1,223)
INCOME TAX BENEFIT	360	756	428
INCOME BEFORE EQUITY IN UNDISTRIBUTED
EARNINGS OF SUBSIDIARIES	(1,354)	(729)	(795)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	38,663	18,361	23,646
NET INCOME	$37,309	$17,632	$22,851

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,309	$17,632	$22,851
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(38,663)	(18,361)	(23,646)
Net amortization of discount on subordinated debentures	110	107	107
Increase in other assets	(236)	(378)	(399)
Increase (decrease) in accrued interest payable and other liabilities	279	(377)	186
Net cash used in operating activities	(1,201)	(1,377)	(901)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investment in bank subsidiary	—	(21,000)	—
Net cash used in investing activities	—	(21,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,552	4,248	2,006
Proceeds from initial public offering	—	—	—
Stock based compensation expense	1,685	1,780	1,501
(Repurchase) issuance of treasury stock	(2,113)	—	38
Net cash provided by financing activities	3,124	6,028	3,545
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,923	(16,349)	2,644
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,857	21,206	18,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,780	$4,857	$21,206

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income
	Interest	Net Interest	Attributable to	Earnings Per Share(1)
	Income	Income	Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2018
First quarter	$32,391	$26,889	$7,711	$0.58	$0.57
Second quarter	34,193	27,816	7,556	0.57	0.55
Third quarter	35,336	28,036	8,879	0.66	0.65
Fourth quarter	56,303	45,838	13,163	0.60	0.59

2017
First quarter	$27,512	$24,128	$6,047	$0.46	$0.45
Second quarter	28,987	25,107	5,395	0.41	0.40
Third quarter	30,901	26,997	2,986	0.23	0.22
Fourth quarter	32,038	27,436	3,204	0.24	0.24

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year

20. SUBSEQUENT EVENT

On February 1, 2019, the Bank completed the previously announced acquisition of LoweryBank, the Sugar Land location of Huntington State Bank. In connection with the purchase, the Bank acquired approximately $44.0 million in loans and $15.0 million in customer deposits. The Bank consolidated its existing Sugar Land bank office into this new bank office location, which was less than one mile away. The acquisition of LoweryBank will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805 – Business Combinations.  Allegiance’s assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosure have been omitted.  Allegiance expects to recognize goodwill in the transaction, which is expected to be nondeductible for tax purposes.