Form 10-Q
period 2019-03-31
Allegiance Bancshares, Inc.
filed 2019-05-06
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of May 3, 2019, the registrant had 21,341,494 shares common stock, $1.00 par value per share, outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $1.00 per share	ABTX	NASDAQ Global Market

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

March 31, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$169,975	$118,771
Interest-bearing deposits at other financial institutions	88,868	150,176
Total cash and cash equivalents	258,843	268,947
Available for sale securities, at fair value	345,716	337,293
Loans held for investment	3,806,161	3,708,306
Less: allowance for loan losses	(27,123)	(26,331)
Loans, net	3,779,038	3,681,975
Accrued interest receivable	16,194	17,010
Premises and equipment, net	60,327	41,717
Other real estate owned	1,152	630
Federal Home Loan Bank stock	14,365	10,941
Bank owned life insurance	26,639	26,480
Goodwill	223,642	223,125
Core deposit intangibles, net	25,409	26,587
Other assets	17,477	20,544
TOTAL ASSETS	$4,768,802	$4,655,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,181,920	$1,209,300
Interest-bearing
Demand	328,961	366,905
Money market and savings	901,773	879,840
Certificates and other time	1,367,407	1,206,491
Total interest-bearing deposits	2,598,141	2,453,236
Total deposits	3,780,061	3,662,536
Accrued interest payable	4,511	2,812
Borrowed funds	201,995	225,493
Subordinated debt	48,959	48,899
Other liabilities	29,499	12,525
Total liabilities	4,065,025	3,952,265
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 21,483,972 shares issued and outstanding at March 31, 2019 and 21,937,740 shares issued and outstanding at December 31, 2018	21,484	21,938
Capital surplus	556,184	571,803
Retained earnings	123,094	112,131
Accumulated other comprehensive income (loss)	3,015	(2,888)
Total shareholders’ equity	703,777	702,984
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,768,802	$4,655,249

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$54,189	$30,117
Securities:
Taxable	982	599
Tax-exempt	1,290	1,459
Deposits in other financial institutions	688	216
Total interest income	57,149	32,391
INTEREST EXPENSE:
Demand, money market and savings deposits	3,728	976
Certificates and other time deposits	6,256	2,785
Borrowed funds	1,827	1,036
Subordinated debt	735	705
Total interest expense	12,546	5,502
NET INTEREST INCOME	44,603	26,889
Provision for loan losses	1,002	653
Net interest income after provision for loan losses	43,601	26,236
NONINTEREST INCOME:
Nonsufficient funds fees	162	176
Service charges on deposit accounts	325	223
Gain on sale of other real estate	1	—
Bank owned life insurance income	159	141
Rebate from correspondent bank	896	444
Other	1,746	662
Total noninterest income	3,289	1,646
NONINTEREST EXPENSE:
Salaries and employee benefits	19,684	12,794
Net occupancy and equipment	2,078	1,272
Depreciation	753	407
Data processing and software amortization	1,597	1,053
Professional fees	599	469
Regulatory assessments and FDIC insurance	728	534
Core deposit intangibles amortization	1,178	195
Communications	430	248
Advertising	704	330
Acquisition and merger-related expenses	1,173	—
Other	2,191	1,415
Total noninterest expense	31,115	18,717
INCOME BEFORE INCOME TAXES	15,775	9,165
Provision for income taxes	3,097	1,454
NET INCOME	$12,678	$7,711
EARNINGS PER SHARE:
Basic	$0.58	$0.58
Diluted	$0.58	$0.57

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$12,678	$7,711
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	7,462	(5,082)
Total other comprehensive income (loss)	7,462	(5,082)
Deferred tax (expense) benefit related to other comprehensive income	(1,559)	1,139
Other comprehensive income (loss), net of tax	5,903	(3,943)
Comprehensive income	$18,581	$3,768

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(in thousands, except share data)
BALANCE AT JANUARY 1, 2018	13,226,826	$13,227	$218,408	$74,894	$336	$306,864
Net income				7,711		7,711
Other comprehensive loss					(3,943)	(3,943)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)		(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,636	75	914			989
Stock based compensation expense			438			438
BALANCE AT MARCH 31, 2018	13,302,462	$13,302	$219,760	$82,533	$(3,607)	$311,988
BALANCE AT JANUARY 1, 2019	21,937,740	$21,938	$571,803	$112,131	$(2,888)	702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				12,678		12,678
Other comprehensive income					5,903	5,903
Common stock issued in connection with the exercise of stock options and restricted stock awards	32,647	32	632			664
Repurchase of common stock	(486,415)	(486)	(16,858)			(17,344)
Stock based compensation expense			607			607
BALANCE AT MARCH 31, 2019	21,483,972	$21,484	$556,184	$123,094	$3,015	$703,777

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,678	$7,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,931	602
Provision for loan losses	1,002	653
Net amortization of premium on investments	934	832
Excess tax benefit related to the exercise of stock options	(420)	(224)
Bank owned life insurance	(159)	(141)
Net accretion of discount on loans	(2,678)	(60)
Net accretion of discount on subordinated debt	28	27
Net accretion of discount on certificates of deposit	(287)	(3)
Net gain on the sale or write down of premises, equipment and other real estate	(1)	—
Federal Home Loan Bank stock dividends	(58)	(67)
Stock based compensation expense	607	438
Net change in lease right-of-use assets	11	—
Decrease in accrued interest receivable and other assets	2,177	1,116
Increase in accrued interest payable and other liabilities	3,860	499
Net cash provided by operating activities	19,625	11,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	554,829	501,653
Purchase of available for sale securities	(558,438)	(505,363)
Net change in total loans	(51,357)	(19,232)
Purchase of bank premises and equipment	(415)	(1,076)
Net purchases of Federal Home Loan Bank stock	(3,366)	(1,199)
Net cash paid for the LoweryBank branch acquisition	(32,867)	—
Net cash used in investing activities	(91,614)	(25,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(41,260)	11,770
Net increase in interest-bearing deposits	143,323	59,061
Paydowns on borrowed funds	(23,498)	(50,000)
Proceeds from the issuance of common stock, stock option exercises, restricted stock awards and the ESPP	664	988
Repurchase of treasury stock	(17,344)	—
Net cash provided by financing activities	61,885	21,819
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,104)	7,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268,947	182,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,843	$190,088
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$1,900
Interest paid	10,847	4,900
Operating lease cash flows	931	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset and liability	$15,266	—
Loans transferred to other real estate	522	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service banking locations, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of March 31, 2019. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions with Allegiance have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

New Accounting Standards

Adoption of New Accounting Standards

ASU 2016-02, “Leases (Topic 842)."  ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for the Company on January 1, 2019.  The Company adopted the standard through the required modified retrospective approach by applying the allowed transition method whereby comparative periods were not restated and a cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019.  Topic 842 requires the recognition of a lease liability measured as the present value of unpaid lease payments for operating leases where the Company is the lessee, and a corresponding right-of-use (ROU) asset for the right to use the leased properties. The Company elected not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases, a set of practical expedients for transition provided by ASU 2016-12. Further, the Company elected the practical expedient to use hindsight in determining the lease term and assessing impairment. The election of the hindsight practical expedient resulted in longer lease terms for a limited number of strategic locations based on relevant factors as of the adoption date. The Company implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure the Company meets the ASU’s reporting and disclosure requirements. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification (ASC) 840, “Leases.” As of January 1, 2019, right-of-use assets and related lease liabilities totaled $15.3 million and $15.7 million, respectively.  See Note 6 – Leases for further information regarding the Company’s leases on certain properties and equipment under operating leases.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 became effective for the Company on January 1, 2019.  Upon adoption, the Company recognized a cumulative effect reduction in retained earnings totaling $1.7 million.

Newly Issued But Not Yet Effective Accounting Standards

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

As of October 1, 2018, the Company recorded a preliminary valuation of all assets and liabilities acquired. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized. A summary of the purchase price allocation is as follows (in thousands):

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company incurred approximately $1.2 million of pre-tax acquisition and merger-related expenses reflected on the Company’s income statement during the three months ended March 31, 2019 related to the Post Oak acquisition. The measurement period for the Post Oak acquisition remains open at March 31, 2019.

2019 Acquisition

Acquisition of LoweryBank Branch—On February 1, 2019, the Bank completed the previously announced acquisition of LoweryBank, the Sugar Land location of Huntington State Bank. The Bank paid $32.9 million in cash to acquire certain assets which included approximately $45.0 million in loans and assumed approximately $16.0 million in customer deposits. The Bank consolidated its existing Sugar Land bank office into this new bank office location, which was less than one mile away. The acquisition of LoweryBank was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company recognized goodwill of $578 thousand which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, which is expected to be deductible for tax purposes. Income and expense generated from acquired assets and liabilities assumed would not have a material impact, therefore, proforma numbers are not presented. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of January 1, 2018	$39,389	$3,274
Acquisition of Post Oak Bancshares, Inc.	183,736	25,128
Amortization	—	(1,815)
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(1,178)
Balance as of March 31, 2019	$223,642	$25,409

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2019, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2019 is as follows (dollars in thousands):

Remaining 2019	$3,534
2020	3,922
2021	3,296
2022	3,003
2023	2,323
Thereafter	9,331
Total	$25,409

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$7,404	$213	$(23)	$7,594
Municipal securities	215,002	4,105	(384)	218,723
Agency mortgage-backed pass-through securities	73,525	629	(553)	73,601
Corporate bonds and other	45,958	64	(224)	45,798
Total	$341,889	$5,011	$(1,184)	$345,716

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

As of March 31, 2019, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$17,764	$17,748
Due after one year through five years	75,987	76,074
Due after five years through ten years	85,974	87,962
Due after ten years	88,639	90,331
Subtotal	268,364	272,115
Agency mortgage-backed pass through securities	73,525	73,601
Total	$341,889	$345,716

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$—	$—	$1,319	$(23)	$1,319	$(23)
Municipal securities	898	(2)	58,846	(382)	59,744	(384)
Agency mortgage-backed pass-through securities	10,180	(25)	24,888	(528)	35,068	(553)
Corporate bonds and other	2,184	(6)	31,841	(218)	34,025	(224)
Total	$13,262	$(33)	$116,894	$(1,151)	$130,156	$(1,184)

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$999	$—	$1,417	$(46)	$2,416	$(46)
Municipal securities	10,140	(29)	136,934	(3,512)	147,074	(3,541)
Agency mortgage-backed pass-through securities	17,168	(209)	22,819	(820)	39,987	(1,029)
Corporate bonds and other	13,634	(35)	29,014	(655)	42,648	(690)
Total	$41,941	$(273)	$190,184	$(5,033)	$232,125	$(5,306)

There were no securities sold during the three months ended March 31, 2019 and 2018.  At March 31, 2019 and 2018, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $27.2 million at March 31, 2019 and $28.9 million at December 31, 2018, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial and industrial	$699,471	$702,037
Mortgage warehouse	36,742	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,771,890	1,650,912
Commercial real estate construction and land development	396,162	430,128
1-4 family residential (including home equity)	658,261	649,311
Residential construction	201,314	186,411
Consumer and other	42,321	41,233
Total loans	3,806,161	3,708,306
Allowance for loan losses	(27,123)	(26,331)
Loans, net	$3,779,038	$3,681,975

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Acquired Loans

PCI loans

The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at March 31, 2019 are presented in the table below (dollars in thousands):

PCI loans:
Outstanding balance at March 31, 2019	$24,337
Less: Discount	(2,916)
Recorded investment at March 31, 2019	$21,421

Changes in the accretable yield for PCI loans for the quarter ended March 31, 2019 were as follows (in thousands):

Balance at beginning of period	$436
Measurement period adjustment	2,674
Reclassifications from nonaccretable	234
Accretion	(703)
Balance at March 31, 2019	$2,641

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	March 31, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$4,625	$—	$4,625	$11,221	$683,625	$699,471
Mortgage warehouse	—	—	—	—	36,742	36,742
Real estate:
Commercial real estate (including multi-family residential)	10,818	—	10,818	17,531	1,743,541	1,771,890
Commercial real estate construction and land development	1,250	—	1,250	818	394,094	396,162
1-4 family residential (including home equity)	4,372	—	4,372	2,928	650,961	658,261
Residential construction	305	—	305	—	201,009	201,314
Consumer and other	55	—	55	172	42,094	42,321
Total loans	$21,425	$—	$21,425	$32,670	$3,752,066	$3,806,161

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,951	$—	$1,951	$10,861	$689,225	$702,037
Mortgage warehouse	—	—	—	—	48,274	48,274
Real estate:
Commercial real estate (including multi-family residential)	3,502	—	3,502	17,776	1,629,634	1,650,912
Commercial real estate construction and land development	1,300	—	1,300	974	427,854	430,128
1-4 family residential (including home equity)	3,643	—	3,643	3,201	642,467	649,311
Residential construction	—	—	—	—	186,411	186,411
Consumer and other	91	—	91	141	41,001	41,233
Total loans	$10,487	$—	$10,487	$32,953	$3,664,866	$3,708,306

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of March 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,520	$6,131	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,974	11,974	—
Commercial real estate construction and land development	671	671	—
1-4 family residential (including home equity)	1,231	1,231	—
Residential construction	—	—	—
Consumer and other	39	39	—
Total	19,435	20,046	—
With an allowance recorded:
Commercial and industrial	8,287	8,682	3,558
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	10,338	10,338	2,390
Commercial real estate construction and land development	3,114	3,114	191
1-4 family residential (including home equity)	1,240	1,240	270
Residential construction	—	—	—
Consumer and other	—	—	—
Total	22,979	23,374	6,409
Total:
Commercial and industrial	13,807	14,813	3,558
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	22,312	22,312	2,390
Commercial real estate construction and land development	3,785	3,785	191
1-4 family residential (including home equity)	2,471	2,471	270
Residential construction	—	—	—
Consumer and other	39	39	—
	$42,414	$43,420	$6,409

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	As of December 31, 2018
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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$14,352	$92	$11,461	$94
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	22,499	95	18,967	141
Commercial real estate construction and land development	3,786	31	209	3
1-4 family residential (including home equity)	2,495	4	927	4
Residential construction	—	—	—	—
Consumer and other	40	—	—	—
Total	$43,172	$222	$31,564	$242

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loan at March 31, 2019 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$653,383	$8,716	$15,207	$22,165	$—	$699,471
Mortgage warehouse	36,742	—	—	—	—	36,742
Real estate:
Commercial real estate (including multi-family residential)	1,692,524	28,098	8,846	42,422	—	1,771,890
Commercial real estate construction and land development	390,494	895	1,760	3,013	—	396,162
1-4 family residential (including home equity)	637,410	3,832	5,481	11,538	—	658,261
Residential construction	195,013	2,662	3,639	—	—	201,314
Consumer and other	41,764	29	319	209	—	42,321
Total loans	$3,647,330	$44,232	$35,252	$79,347	$—	$3,806,161

The following table presents the risk category of loans by class of loan at December 31, 2018:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$656,783	$9,696	$13,874	$21,684	$—	$702,037
Mortgage warehouse	48,274	—	—	—	—	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,570,243	29,702	7,101	43,866	—	1,650,912
Commercial real estate construction and land development	424,460	729	2,149	2,790	—	430,128
1-4 family residential (including home equity)	629,657	3,797	4,216	11,641	—	649,311
Residential construction	186,411	—	—	—	—	186,411
Consumer and other	40,673	31	301	228	—	41,233
Total loans	$3,556,501	$43,955	$27,641	$80,209	$—	$3,708,306

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	803	—	(85)	(435)	653	84	(18)	1,002
Charge-offs	(246)	—	(80)	—	—	—	—	(326)
Recoveries	91	—	3	—	—	—	22	116
Net charge-offs	(155)	—	(77)	—	—	—	22	(210)
Balance March 31, 2019	$8,999	$—	$11,739	$2,289	$2,895	$1,124	$77	$27,123
Allowance for loan losses:
Three Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	1,440	—	(963)	20	160	4	(8)	653
Charge-offs	(367)	—	(40)	—	—	—	—	(407)
Recoveries	631	—	102	—	—	—	—	733
Net recoveries	264	—	62	—	—	—	—	326
Balance March 31, 2018	$9,398	$—	$9,352	$2,545	$2,300	$946	$87	$24,628

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of March 31, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
March 31, 2019
Individually evaluated for impairment	$3,558	$—	$2,390	$191	$270	$—	$—	$6,409
Collectively evaluated for impairment	5,441	—	9,349	2,098	2,625	1,124	77	20,714
Total allowance for loan losses	$8,999	$—	$11,739	$2,289	$2,895	$1,124	$77	$27,123
December 31, 2018
Individually evaluated for impairment	$3,898	$—	$2,641	$190	$—	$—	$—	$6,729
Collectively evaluated for impairment	4,453	—	9,260	2,534	2,242	1,040	73	19,602
Total allowance for loan losses	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of March 31, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2019
Individually evaluated for impairment	$13,807	$—	$22,312	$3,785	$2,471	$—	$39	$42,414
Collectively evaluated for impairment	685,664	36,742	1,749,578	392,377	655,790	201,314	42,282	3,763,747
Total loans evaluated for impairment	$699,471	$36,742	$1,771,890	$396,162	$658,261	$201,314	$42,321	$3,806,161
December 31, 2018
Individually evaluated for impairment	$13,504	$—	$22,864	$4,440	$2,742	$—	$3	$43,553
Collectively evaluated for impairment	688,533	48,274	1,628,048	425,688	646,569	186,411	41,230	3,664,753
Total loans evaluated for impairment	$702,037	$48,274	$1,650,912	$430,128	$649,311	$186,411	$41,233	$3,708,306

Troubled Debt Restructurings

As of March 31, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $33.4 million and $33.1 million, respectively. The Company allocated $5.1 million and $3.0 million of specific reserves for troubled debt restructurings at March 31, 2019 and December 31, 2018, respectively.

The following tables present information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification of	Modification of		Modification of	Modification of
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	6	$511	$511	6	$337	$337
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	397	397	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	1	38	38	—	—	—
Total	8	$946	$946	6	$337	$337

There were no charge-offs on troubled debt restructurings during the three months ended March 31, 2019.  Troubled debt restructurings resulted in charge-offs of $17 thousand during the three months ended March 31, 2018.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

As of March 31, 2019, a $3.4 million loan was modified under a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2019.  As of March 31, 2018, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding 12 months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019, the Company added $946 thousand in new troubled debt restructurings, of which $902 thousand were still outstanding on March 31, 2019. During the three months ended March 31, 2018, the Company added $337 thousand in new troubled debt restructurings, of which $314 thousand were still outstanding on March 31, 2018.

6. LEASES

Lease payments over the expected term are discounted using our incremental borrowing rate for borrowings of similar terms. Generally, the Company cannot be reasonably certain about whether or not it will renew a lease until such time as the lease is within the last two years of the existing lease term. When the Company is reasonably certain that a renewal option will be exercised, it measures/remeasures the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, the Company generally assumes an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019.

At March 31, 2019, the Company leased 15 branch locations and office space along with equipment. On the March 31, 2019 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Included in operating lease costs of $942 thousand classified as occupancy and equipment expense for the three months ended March 31, 2019 were short-term lease costs of $235 thousand.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at or for the three months ended March 31, 2019 is as follows (dollars in thousands):

Balance Sheet:
Operating lease asset classified as premises and equipment	$15,259
Operating lease liability classified as other liabilities	15,666
Income Statement:
Operating lease cost classified as occupancy and equipment expense	$942
Weighted average lease term, in years	7.69
Weighted average discount rate	3.64%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

A maturity analysis of the Company’s lease liabilities at March 31, 2019 is as follows (dollars in thousands):

Lease payments due:
Within one year	$2,878
After one but within two years	2,851
After two but within three years	2,591
After three but within four years	2,188
After four but within five years	1,579
After five years	6,682
Total lease payments	$18,769
Discount on cash flows	3,103
Total lease liability	$15,666

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$258,843	$258,843	$—	$—	$258,843
Available for sale securities	345,716	—	345,716	—	345,716
Loans held for investment, net of allowance	3,779,038	—	—	3,774,440	3,774,440
FHLB stock	14,365	N/A	N/A	N/A	N/A
Accrued interest receivable	16,194	17	3,857	12,320	16,194
Financial liabilities
Deposits	$3,780,061	$—	$3,775,860	$—	$3,775,860
Accrued interest payable	4,511	—	4,511	—	4,511
Borrowed funds	201,995	—	203,369	—	203,369
Subordinated debt	48,959	—	49,696	—	49,696

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$268,947	$268,947	$—	$—	$268,947
Available for sale securities	337,293	—	337,293	—	337,293
Loans held for investment, net of allowance	3,681,975	—	—	3,674,241	3,674,241
FHLB stock	10,941	N/A	N/A	N/A	N/A
Accrued interest receivable	17,010	65	3,498	13,447	17,010
Financial liabilities
Deposits	$3,662,536	$—	$3,653,244	$—	$3,653,244
Accrued interest payable	2,812	—	2,812	—	2,812
Borrowed funds	225,493	—	230,445	—	230,445
Subordinated debt	48,899	—	49,663	—	49,663

The following tables present fair values for assets measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$7,594	$—	$7,594
Municipal securities	—	218,723	—	218,723
Agency mortgage-backed pass-through securities	—	73,601	—	73,601
Corporate bonds and other	—	45,798	—	45,798
Total	$—	$345,716	$—	$345,716

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,685	$—	$8,685
Municipal securities	—	216,785	—	216,785
Agency mortgage-backed pass-through securities	—	66,195	—	66,195
Corporate bonds and other	—	45,628	—	45,628
Total	$—	$337,293	$—	$337,293

There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 or December 31, 2018. There were no transfers between levels during the three months ended March 31, 2019 or 2018.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of March 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,124
Commercial real estate (including multi- family residential)	—	—	7,948
Commercial real estate construction and land development	—	—	2,923
1-4 family residential (including home equity)	—	—	970
Other real estate owned	—	—	1,152
	$—	$—	$18,117

	As of December 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,647
Commercial real estate (including multi- family residential)	—	—	8,901
Commercial real estate construction and land development	—	—	2,924
Other real estate owned	—	—	630
	$—	$—	$18,102

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Impaired Loans with Specific Allocation of Allowance

During the three months ended March 31, 2019 and the year ended December 31, 2018, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At March 31, 2019, the total reported fair value of impaired loans of $17.0 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $23.4 million that was reduced by specific allowance allocations totaling $6.4 million. At December 31, 2018, the total reported fair value of impaired loans of $17.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $24.2 million that was reduced by specific allowance allocations totaling $6.7 million.

Other Real Estate Owned

At March 31, 2019, the $1.2 million balance of other real estate owned consisted of two foreclosed commercial real estate properties recorded as a result of obtaining the physical possession of the property.  The Company had $630 thousand of other real estate owned at December 31, 2018.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at March 31, 2019 and December 31, 2018 were $466.8 million and $509.3 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$882,578
After one but within two years	228,106
After two but within three years	88,650
After three but within four years	126,372
After four but within five years	41,701
Total	$1,367,407

The Company had $418.2 million and $235.1 million of brokered deposits as of March 31, 2019 and December 31, 2018, respectively. There were no major concentrations of deposits with any one depositor at March 31, 2019 and December 31, 2018.

9. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2019, the Company had a total borrowing capacity of $1.63 billion, of which $1.33 billion was available and $300.1 million was outstanding. FHLB advances of $197.0 million were outstanding at March 31, 2019, at a weighted average interest rate of 2.55%.  Letters of credit were $103.1 million at March 31, 2019, of which $7.0 million expired in April 2019, $65.1 million will expire during the remaining months of 2019 and $31.0 will expire in 2020.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At March 31, 2019, the balance of the revolving credit agreement was $3.4 million.  The credit agreement contains certain restrictive covenants. At March 31, 2019, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 5.25%, at March 31, 2019, and is paid quarterly.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

10. SUBORDINATED DEBT

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at March 31, 2019 of $9.4 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2019, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2019 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 29, 2019 was 2.6057%.
(2)	All debentures are currently callable.

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

March 31, 2019

(Unaudited)

events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Notes are not subject to redemption at the option of the holders.

11. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2019 income tax expense was $3.1 million compared with $1.5 million for the three months ended March 31, 2018.  The effective income tax rate for the three months ended March 31, 2019 was 19.6% compared to 15.9% for the three months ended March 31, 2018.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three months ended March 31, 2019. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2015.

12. STOCK BASED COMPENSATION

At March 31, 2019, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $607 thousand for the three months ended March 31, 2019 and $438 thousand for the three months ended March 31, 2018.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of March 31, 2019. Under the Plan, options are exercisable for up to 10 years from the date of the grant and are generally fully vested 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the three months ended March 31, 2019 is set forth below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2019	802	$18.88	4.61	$10,830
Options granted	—	—
Options exercised	(43)	15.38
Options forfeited	—	—
Options outstanding, March 31, 2019	759	$19.09	4.41	$11,114
Options vested and exercisable, March 31, 2019	667	$17.75	3.99	$10,660

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

As of March 31, 2019, there was $791 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.16 years.

Restricted Stock Awards

During the three months ended March 31, 2019, the Company issued 1,045 shares of restricted stock. The forfeiture restrictions on restricted stock shares generally lapse over a period of 4 years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2019 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2019	143	$37.48
Share awards granted	1	32.92
Share awards vested	(6)	23.32
Unvested share awards forfeited or cancelled	(11)	38.71
Nonvested share awards outstanding, March 31, 2019	127	$38.04

As of March 31, 2019, there was $4.4 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 3.40 years.

13. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$489,161	$632,872	$471,440	$530,546
Standby letters of credit	14,536	7,270	14,217	9,067
Total	$503,697	$640,142	$485,657	$539,613

Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.25% to 8.70% with a weighted average maturity and rate of 2.88 years and 5.31%, respectively. As of March 31, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.75% to 7.50% with a weighted average maturity and rate of 2.16 years and 5.01%, respectively.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

14. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. Management believes as of March 31, 2019 and December 31, 2018 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at March 31, 2019 and December 31, 2018:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2019
Total Capital (to risk weighted assets)	$527,793	13.28%	$317,862	8.00%	$417,193	10.500%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	451,711	11.37%	178,797	4.50%	278,129	7.000%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	461,152	11.61%	238,396	6.00%	337,728	8.500%	N/A	N/A
Tier 1 Capital (to average tangible assets)	461,152	10.25%	179,909	4.00%	179,909	4.000%	N/A	N/A
As of December 31, 2018
Total Capital (to risk weighted assets)	$531,453	13.70%	$310,295	8.00%	$383,020	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	456,223	11.76%	174,541	4.50%	247,266	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	465,637	12.01%	232,721	6.00%	305,446	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	465,637	10.61%	175,621	4.00%	175,621	4.000%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2019
Total Capital (to risk weighted assets)	$529,994	13.34%	$317,722	8.00%	$417,011	10.500%	$397,153	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	463,353	11.67%	178,719	4.50%	278,007	7.000%	258,150	6.50%
Tier 1 Capital (to risk weighted assets)	463,353	11.67%	238,292	6.00%	337,580	8.500%	317,722	8.00%
Tier 1 Capital (to average tangible assets)	463,353	10.31%	179,693	4.00%	179,693	4.000%	224,616	5.00%
As of December 31, 2018
Total Capital (to risk weighted assets)	$524,660	13.53%	$310,179	8.00%	$382,877	9.875%	$387,724	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	458,844	11.83%	174,476	4.50%	247,174	6.375%	252,021	6.50%
Tier 1 Capital (to risk weighted assets)	458,844	11.83%	232,634	6.00%	305,333	7.875%	310,179	8.00%
Tier 1 Capital (to average tangible assets)	458,844	10.45%	175,552	4.00%	175,552	4.000%	219,440	5.00%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

15. EARNINGS PER COMMON SHARE

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

	Three Months Ended March 31,
	2019		2018
		Per Share		Per Share
	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$12,678		$7,711
Basic:
Weighted average shares outstanding	21,733	$0.58	13,262	$0.58
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	307		280
Total	22,040	$0.58	13,542	$0.57

 Stock options for 52 thousand and 19 thousand shares were not considered in computing diluted earnings per common share as of March 31, 2019 and 2018, respectively, because they were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where the context otherwise requires or where otherwise indicated, in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “Company” and “our business” refer to Allegiance Bancshares, Inc. and our wholly-owned banking subsidiary, Allegiance Bank, a Texas banking association, and the terms “Allegiance Bank” or the “Bank” refer to Allegiance Bank. In this Quarterly Report on Form 10-Q, we refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area, or MSA, and the Beaumont-Port Arthur MSA as the “Houston region.”

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

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

Our net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in the unemployment rate, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

Our objective is to grow and strengthen our community banking franchise by deploying our super-community banking strategy and pursuing select strategic acquisitions in the Houston region. We have positioned ourselves to be a leading provider of personalized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service. We have made the strategic decision to focus on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth, including the development of de novo branch locations, and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Results of Operations

Net income was $12.7 million, or $0.58 per diluted share, for the first quarter 2019 compared to $7.7 million, or $0.57 per diluted share, for the first quarter 2018. The first quarter of 2019 included $1.2 million of pre-tax acquisition and merger-related expenses. Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.08%, 7.27% and 11.22%, respectively, compared to 1.09%, 9.55% and 11.71%, respectively, for the three months ended March 31, 2019 and 2018, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis.  The efficiency ratio decreased to 64.97% for the first quarter 2019 from 65.59% for the first quarter 2018. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.

Net Interest Income

Three months ended March 31, 2019 compared with three months ended March 31, 2018. Net interest income before the provision for loan losses for the three months ended March 31, 2019 was $44.6 million compared with $26.9 million for the three months ended March 31, 2018, an increase of $17.7 million, or 65.9%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances from the acquisition of Post Oak, as well as, organic growth for the year.

Interest income was $57.1 million for the three months ended March 31, 2019, an increase of $24.8 million, or 76.4%, compared with the three months ended March 31, 2018, primarily due to an increase of $24.1 million of interest income and fees on loans as a result of the Post Oak acquisition, organic growth and increased yield on loans.  Average loans outstanding increased $1.49 billion, or 65.8%, for the same period. The average yield on loans also increased to 5.86% for the three months ended March 31, 2019 from 5.40% for the same period in 2018.  Additionally, interest income during the three months ended March 31, 2019 and 2018 included acquisition accounting loan discount accretion of $2.7 million and $67 thousand, respectively.

Interest expense was $12.5 million for the three months ended March 31, 2019, an increase of $7.0 million, or 128.0%, compared to the three months ended March 31, 2018. This increase was primarily due to higher funding costs on FHLB borrowings and interest-bearing deposits, as well as, the increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities increased to 178 basis points for the three months ended March 31, 2019 compared to 118 basis points for the same period in 2018. Average interest-bearing liabilities increased $969.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to deposits acquired in the Post Oak acquisition and organic growth.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2019 was 4.31%, an increase of 11 basis points compared to 4.20% for the three months ended March 31, 2018. The increase in the net interest margin on a tax equivalent basis was primarily due to the impact of net acquisition accounting adjustments partially offset by the increase in funding costs on interest-bearing deposits and borrowed funds. Excluding the impact of acquisition accounting adjustments, the net interest margin on a tax equivalent basis for the first quarter of 2019 would have been 4.03% compared to 4.20% for the first quarter of 2018, primarily due to the increase in funding costs on interest-bearing liabilities. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the first quarter 2019 increased over the same period in 2018.  The average yield on interest-earning assets, 5.50%, and the average rate paid on interest-bearing liabilities, 1.78%, as of March 31, 2019, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2019 and 2018, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$3,747,234	$54,189	5.86%	$2,260,119	$30,117	5.40%
Securities	346,686	2,272	2.66%	312,769	2,058	2.67%
Deposits in other financial institutions	118,749	688	2.35%	49,897	216	1.75%
Total interest-earning assets	4,212,669	$57,149	5.50%	2,622,785	$32,391	5.01%
Allowance for loan losses	(26,760)			(23,949)
Noninterest-earning assets	559,763			272,430
Total assets	$4,745,672			$2,871,266

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$338,193	$963	1.16%	$232,375	$317	0.55%
Money market and savings deposits	880,138	2,765	1.27%	552,396	659	0.48%
Certificates and other time deposits	1,302,958	6,256	1.95%	800,343	2,785	1.41%
Borrowed funds	283,566	1,827	2.61%	250,414	1,036	1.68%
Subordinated debt	48,925	735	6.09%	48,684	705	5.87%
Total interest-bearing liabilities	2,853,780	$12,546	1.78%	1,884,212	$5,502	1.18%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	1,167,172			669,258
Other liabilities	17,054			8,251
Total liabilities	4,038,006			2,561,721
Shareholders' equity	707,666			309,545
Total liabilities and shareholders' equity	$4,745,672			$2,871,266

Net interest rate spread			3.72%			3.83%

Net interest income and margin(1)		$44,603	4.29%		$26,889	4.16%

Net interest income and margin (tax equivalent)(2)		$44,805	4.31%		$27,174	4.20%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018, respectively, and other applicable effective tax rates.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earnings assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$19,778	$4,294	$24,072
Securities	224	(10)	214
Deposits in other financial institutions	297	175	472
Total increase in interest income	20,299	4,459	24,758

Interest-bearing Liabilities:
Interest-bearing demand deposits	144	502	646
Money market and savings deposits	388	1,718	2,106
Certificates and other time deposits	1,747	1,724	3,471
Borrowed funds	137	654	791
Subordinated debt	3	27	30
Total increase in interest expense	2,419	4,625	7,044
Increase (decrease) in net interest income	$17,880	$(166)	$17,714

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $27.1 million at March 31, 2019 and $26.3 million at December 31, 2018, representing 0.71% and 0.71% of total loans, respectively. We recorded a $1.0 million and $653 thousand provision for loan losses for the three months ended March 31, 2019 and 2018, respectively. The increase in the provision for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in organic loan growth.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit card and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended March 31, 2019 compared with three months ended March 31, 2018. Noninterest income totaled $3.3 million for the three months ended March 31, 2019 compared with $1.6 million for the same period in 2018, an increase of $1.6 million, or 99.8%, due to increased other income, rebates from correspondent bank and increased noninterest income driven primarily from increased deposit and loan balances.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$162	$176	$(14)
Service charges on deposit accounts	325	223	102
Gain on sale of other real estate	1	—	1
Bank owned life insurance income	159	141	18
Debit card and ATM card income	450	269	181
Rebate from correspondent bank	896	444	452
Other(1)	1,296	393	903
Total noninterest income	$3,289	$1,646	$1,643

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended March 31, 2019 compared with three months ended March 31, 2018. Noninterest expense was $31.1 million for the three months ended March 31, 2019 compared to $18.7 million for the three months ended March 31, 2018, an increase of $12.4 million, or 66.2%.  This increase over the first quarter 2018 was primarily due to additional expenses related to increased headcount and bank offices from the Post Oak acquisition and acquisition and merger-related expenses of $1.2 million.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$19,684	$12,794	$6,890
Net occupancy and equipment	2,078	1,272	806
Depreciation	753	407	346
Data processing and software amortization	1,597	1,053	544
Professional fees	599	469	130
Regulatory assessments and FDIC insurance	728	534	194
Core deposit intangibles amortization	1,178	195	983
Communications	430	248	182
Advertising	704	330	374
Acquisition and merger-related expenses	1,173	—	1,173
Other real estate expense	96	92	4
Printing and supplies	203	69	134
Other	1,892	1,254	638
Total noninterest expense	$31,115	$18,717	$12,398

(1)	Total salaries and employee benefits includes $607 thousand and $438 thousand for the three months ended March 31, 2019 and 2018, respectively, in stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $6.9 million, or 53.9%, for the three months ended March 31, 2019 compared to the same period in 2018. We experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees were 584 at March 31, 2019 compared to 375 as of March 31, 2018.  The primary increase in headcount was from employees added through the Post Oak acquisition and to support organic growth.

Data Processing and software amortization. Data processing and software amortization increased $544 thousand, or 51.7%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to expenses from added scale as a result of the Post Oak acquisition and to increase efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also include data processing conversion costs, severance and contract termination costs.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income plus total noninterest income, excluding net gains and losses on the sale of loans, securities and assets.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 64.97% and 65.59% for the three months ended March 31, 2019 and 2018, respectively.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $1.6 million, or 113.0%, to $3.1 million for the three months ended March 31, 2019 compared with $1.5 million for the same period in 2018. Our effective tax rate was 19.6% for the three months ended March 31, 2019 compared to 15.9% for the three months ended March 31, 2018. Our effective tax rate increased for the three months ended March 31, 2019 compared to the same period in 2018 as municipal securities and BOLI represent smaller portions of our revenue mix.

Financial Condition

Loan Portfolio

At March 31, 2019, total loans were $3.81 billion, an increase of $97.9 million, or 2.6%, compared with December 31, 2018, primarily due to organic growth within our loan portfolio and the loans acquired in the LoweryBank acquisition.

Total loans as a percentage of deposits were 100.7% and 101.3% as of March 31, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 79.8% and 79.7% as of March 31, 2019 and December 31, 2018, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$699,471	18.3%	$702,037	18.9%
Mortgage warehouse	36,742	1.0%	48,274	1.3%
Real estate:
Commercial real estate (including multi-family residential)	1,771,890	46.6%	1,650,912	44.6%
Commercial real estate construction and land development	396,162	10.4%	430,128	11.6%
1-4 family residential (including home equity)	658,261	17.3%	649,311	17.5%
Residential construction	201,314	5.3%	186,411	5.0%
Consumer and other	42,321	1.1%	41,233	1.1%
Total loans	3,806,161	100.0%	3,708,306	100.0%
Allowance for Loan Losses	(27,123)		(26,331)
Loans, net	$3,779,038		$3,681,975

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $2.6 million, or 0.4%, to $699.5 million as of March 31, 2019 from $702.0 million as of December 31, 2018.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $11.5 million, or 23.9%, to $36.7 million as of March 31, 2019 from $48.3 million at December 31, 2018.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2019 and December 31, 2018, 51.4% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $121.0 million, or 7.3%, to $1.77 billion as of March 31, 2019 from $1.65 billion as of December 31, 2018, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans increased to $83.4 million as of March 31, 2019 from $78.4 million as of December 31, 2018.  We had 141 multi-family loans with an average loan size of $584 thousand as of March 31, 2019.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $34.0 million, or 7.9%, to $396.2 million as of March 31, 2019 compared to $430.1 million as of December 31, 2018.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $9.0 million, or 1.4%, to $658.3 million as of March 31, 2019 from $649.3 million as of December 31, 2018. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $12.5 million, or 13.1%, to $108.0 million as of March 31, 2019 from $95.4 million as of December 31, 2018.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $14.9 million, or 8.0% to $201.3 million as of March 31, 2019 from $186.4 million as of December 31, 2018.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $1.1 million, or 2.6%, to $42.3 million as of March 31, 2019 from $41.2 million as of December 31, 2018.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $32.7 million and $33.0 million in nonperforming loans as of March 31, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$11,221	$10,861
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	17,531	17,776
Commercial real estate construction and land development	818	974
1-4 family residential (including home equity)	2,928	3,201
Residential construction	—	—
Consumer and other	172	141
Total nonaccrual loans	32,670	32,953
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	32,670	32,953
Other real estate	1,152	630
Other repossessed assets	—	—
Total nonperforming assets	$33,822	$33,583
Restructured loans(1)	$13,512	$13,894
Nonperforming assets to total assets	0.71%	0.71%
Nonperforming loans to total loans	0.86%	0.89%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are classified as substandard and consist of accruing, restructured and impaired loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2019 and December 31, 2018, we had $15.0 million and $16.0 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2019, potential problem loans consisted of twenty-two credit relationships. Of the total outstanding balance at March 31, 2019, 40.8% related to nine customers in the hospitality industry, 20.9% related to two customers in the consumer services industry, 16.2% related to one customer in the residential rental real estate industry, 8.0% related to one customer in the manufacturing industry, 5.4% related to one customer in the restaurant industry, 4.6% related to three customers in the commercial services industry, 2.8% related to one customer in the convenience store industry, 1.0% related to three customers in the freight transportation industry and 0.3% related to one customer in the construction services industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at March 31, 2019 were graded as substandard accruing loans. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of March 31, 2019 was $11.8 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At March 31, 2019, our allowance for loan losses amounted to $27.1 million, or 0.71%, of total loans compared with $26.3 million, or 0.71%, as of December 31, 2018. The slight increase in the allowance of $792 thousand as of March 31, 2019 as compared to the year ended December 31, 2018 was primarily due to the required reserve associated with organic growth. We believe that the allowance for loan losses at March 31, 2019 and December 31, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.02% for the three months ended March 31, 2019 compared to annualized net recoveries of 0.06% for the three months ended March 31, 2018 and 0.06% for the year ended December 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Average loans outstanding	$3,747,234	$2,260,119
Gross loans outstanding at end of period	3,806,161	2,290,494
Allowance for loan losses at beginning of period	26,331	23,649
Provision for loan losses	1,002	653
Charge-offs:
Commercial and industrial loans	(246)	(367)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(80)	(40)
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total charge-offs for all loan types	(326)	(407)
Recoveries:
Commercial and industrial loans	91	631
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	102
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	22	—
Total recoveries for all loan types	116	733
Net (charge-offs) recoveries	(210)	326
Allowance for loan losses at end of period	$27,123	$24,628
Allowance for loan losses to total loans	0.71%	1.08%
Net charge-offs to average loans (1)	0.02%	(0.06)%
Allowance for loan losses to nonperforming loans	83.02%	184.16%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of March 31, 2019, the carrying amount of investment securities totaled $345.7 million, an increase of $8.4 million, or 2.5%, compared with $337.3 million as of December 31, 2018. Securities represented 7.2% of total assets as of March 31, 2019 and December 31, 2018.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$7,404	$213	$(23)	$7,594
Municipal securities	215,002	4,105	(384)	218,723
Agency mortgage-backed pass-through securities	73,525	629	(553)	73,601
Corporate bonds and other	45,958	64	(224)	45,798
Total	$341,889	$5,011	$(1,184)	$345,716

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

As of March 31, 2019, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2019, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	March 31, 2019
			After One Year		After Five Years
	Within One		but		but Within		After Ten
	Year		Within Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,415	3.30%	$—	0.00%	$1,989	2.74%	$7,404	3.15%
Municipal securities	2,744	2.08%	44,754	2.04%	84,974	2.86%	82,530	3.37%	215,002	2.88%
Agency mortgage-backed pass-through securities	—	0.00%	31	4.07%	12,908	2.97%	60,586	3.27%	73,525	3.22%
Corporate bonds and other	15,021	2.51%	25,817	2.51%	1,000	8.00%	4,120	4.18%	45,958	2.78%
Total	$17,765	2.44%	$76,017	2.29%	$98,882	2.93%	$149,225	3.35%	$341,889	2.94%

	December 31, 2018
			After One Year		After Five Years
	Within One		but		but Within		After Ten
	Year		Within Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$999	2.37%	$5,399	3.30%	$—	0.00%	$2,172	2.74%	$8,570	3.05%
Municipal securities	3,772	2.06%	37,422	2.03%	86,391	3.05%	91,483	3.84%	219,068	3.19%
Agency mortgage-backed pass-through securities	—	0.00%	34	4.05%	13,466	2.92%	53,487	3.21%	66,987	3.15%
Corporate bonds and other	10,106	2.36%	30,854	2.56%	1,000	8.00%	4,343	4.17%	46,303	2.78%
Total	$14,877	2.29%	$73,709	2.34%	$100,857	3.09%	$151,485	3.61%	$340,928	3.12%

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

As of March 31, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.66% during the three months ended March 31, 2019 compared with 2.67% for the three months ended March 31, 2018.

Goodwill and Core Deposit Intangible Assets

Our goodwill as of March 31, 2019 was $223.6 million compared to $223.1 million as of December 31, 2018 due to goodwill resulting from the acquisition of the LoweryBank branch in February 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of March 31, 2019 and December 31, 2018, was $25.4 million and $26.6 million, respectively. Core deposit intangible assets are amortized using a straight-line amortization method over its estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net increased by $18.6 million, or 44.6%, to $60.3 million at March 31, 2019 from $41.7 million at December 31, 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which resulted in the Company recognizing a right of use asset of $15.3 million.

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

Total deposits at March 31, 2019 were $3.78 billion, an increase of $117.5 million, or 3.2%, compared with $3.66 billion at December 31, 2018. Noninterest-bearing deposits at March 31, 2019 were $1.18 billion, a decrease of $27.4 million, or 2.3%, compared with $1.21 billion at December 31, 2018. Interest-bearing deposits at March 31, 2019 were $2.60 billion, an increase of $144.9 million, or 5.9%, compared with $2.45 billion at December 31, 2018.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2019, we had a total borrowing capacity of $1.63 billion, of which $1.33 billion was available and $300.1 million was outstanding. FHLB advances of $197.0 million were outstanding at March 31, 2019, at a weighted average interest rate of 2.55%.  Letters of credit were $103.1 million at March 31, 2019, of which $7.0 million expired in April 2019, $65.1 million will expire during the remaining months of 2019 and $31.0 million will expire in 2020.

Credit Agreement

On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. The interest rate on the debt is the Prime Rate minus 25 basis points, or 5.25%, at March 31, 2019, and is paid quarterly.  At March 31, 2019, we believe we were in compliance with our debt covenants and had not been made aware of any noncompliance by the lender.

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

As of March 31, 2019 and December 31, 2018, we had outstanding $1.12 billion and $1.00 billion, respectively, in commitments to extend credit and $21.8 million and $23.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2019 and the year ended December 31, 2018, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $1.49 billion, or 65.8%, for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.3 years and modified duration of 5.2 years at March 31, 2019, and a weighted average life of 6.1 years and modified duration of 5.1 years at December 31, 2018.

As of March 31, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. In addition, the final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for us on January 1, 2015 with full compliance with all of the requirements phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for us starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2019 and December 31, 2018, the Bank was well capitalized.

Total shareholder’s equity was $703.8 million at March 31, 2019, compared with $703.0 million at December 31, 2018, a slight increase of $793 thousand. This increase was primarily the result of net income of $12.7 million and an increase in accumulated other comprehensive income of $5.9 million offset by the repurchase and cancellation of common stock during the three months ended March 31, 2019.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of March 31, 2019
Total capital (to risk weighted assets)	13.28%	8.00%	10.500%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.37%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	11.61%	6.00%	8.500%	N/A
Tier 1 capital (to average assets)	10.25%	4.00%	4.000%	N/A
As of December 31, 2018
Total capital (to risk weighted assets)	13.70%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.76%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	12.01%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	10.61%	4.00%	4.000%	N/A
Allegiance Bank
As of March 31, 2019
Total capital (to risk weighted assets)	13.34%	8.00%	10.500%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.67%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	11.67%	6.00%	8.500%	8.00%
Tier 1 capital (to average assets)	10.31%	4.00%	4.000%	5.00%
As of December 31, 2018
Total capital (to risk weighted assets)	13.53%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.83%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.83%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	10.45%	4.00%	4.000%	5.00%

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report on Form 10-Q as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Quarterly Report on Form 10-Q when comparing such non-GAAP financial measures.

Our management uses these non-GAAP financial measures in its analysis of our performance:

•

“Tangible Shareholders’ Equity” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible shareholders’ equity is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in shareholders’ equity, exclusive of changes in intangible assets. For tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity. Goodwill and other intangible assets have the effect of increasing total shareholders’ equity while not increasing our tangible shareholders’ equity.

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

	Three Months Ended March 31,
	2019	2018
	(Dollars and share amounts in thousands, except per share data)
Total Shareholders' equity	$703,777	$311,988
Less: Goodwill and core deposit intangibles, net	249,051	42,468
Tangible shareholders’ equity	$454,726	$269,520

Shares outstanding at end of period	21,484	13,302

Tangible book value per share	$21.17	$20.26

Net income	$12,678	$7,711

Average shareholders' equity	$707,666	$309,545
Less: Average goodwill and core deposit intangibles, net	249,277	42,589
Average tangible shareholders’ equity	$458,389	$266,956

Return on average tangible shareholders' equity(1)	11.22%	11.71%

Total assets	$4,768,802	$2,886,484
Less: Goodwill and core deposit intangibles, net	249,051	42,468
Tangible assets	$4,519,751	$2,844,016

Tangible equity to tangible assets	10.06%	9.48%

(1)  Interim periods annualized.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
+300	0.8%	0.9%	1.3%	0.2%
+200	0.7%	0.9%	1.6%	0.9%
+100	0.4%	0.6%	1.3%	1.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.5)%	(1.1)%	(2.7)%	(2.7)%

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of March 31, 2019, there were no material changes to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Allegiance Bancshares, Inc. (Registrant)

Date: May 6, 2019	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: May 6, 2019	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer