Form 10-Q
period 2019-06-30
Allegiance Bancshares, Inc.
filed 2019-08-01
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of July 31, 2019, the registrant had 21,158,312 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

June 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$170,850	$118,771
Interest-bearing deposits at other financial institutions	61,757	150,176
Total cash and cash equivalents	232,607	268,947
Available for sale securities, at fair value	348,173	337,293
Loans held for investment	3,857,963	3,708,306
Less: allowance for loan losses	(27,940)	(26,331)
Loans, net	3,830,023	3,681,975
Accrued interest receivable	16,508	17,010
Premises and equipment, net	59,690	41,717
Other real estate owned	6,294	630
Federal Home Loan Bank stock	8,866	10,941
Bank owned life insurance	26,794	26,480
Goodwill	223,642	223,125
Core deposit intangibles, net	24,231	26,587
Other assets	17,383	20,544
TOTAL ASSETS	$4,794,211	$4,655,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,173,423	$1,209,300
Interest-bearing
Demand	390,067	366,905
Money market and savings	995,467	879,840
Certificates and other time	1,301,683	1,206,491
Total interest-bearing deposits	2,687,217	2,453,236
Total deposits	3,860,640	3,662,536
Accrued interest payable	3,531	2,812
Borrowed funds	146,998	225,493
Subordinated debt	49,019	48,899
Other liabilities	29,322	12,525
Total liabilities	4,089,510	3,952,265
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 21,147,179 shares issued and outstanding at June 30, 2019 and 21,937,740 shares issued and outstanding at December 31, 2018	21,147	21,938
Capital surplus	541,979	571,803
Retained earnings	137,342	112,131
Accumulated other comprehensive income (loss)	4,233	(2,888)
Total shareholders’ equity	704,701	702,984
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,794,211	$4,655,249

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$56,016	$31,846	$110,205	$61,963
Securities:
Taxable	1,837	646	2,819	1,245
Tax-exempt	692	1,451	1,982	2,910
Deposits in other financial institutions	401	250	1,089	466
Total interest income	58,946	34,193	116,095	66,584
INTEREST EXPENSE:
Demand, money market and savings deposits	4,513	887	8,241	1,863
Certificates and other time deposits	7,008	3,284	13,264	6,069
Borrowed funds	1,118	1,472	2,945	2,508
Subordinated debt	736	734	1,471	1,439
Total interest expense	13,375	6,377	25,921	11,879
NET INTEREST INCOME	45,571	27,816	90,174	54,705
Provision for loan losses	1,407	631	2,409	1,284
Net interest income after provision for loan losses	44,164	27,185	87,765	53,421
NONINTEREST INCOME:
Nonsufficient funds fees	139	214	301	390
Service charges on deposit accounts	365	106	690	329
Gain on sale of securities	846	—	846	—
Gain on sale of other real estate	70	1	71	1
Bank owned life insurance income	155	138	314	279
Rebate from correspondent bank	884	564	1,780	1,008
Other	1,386	782	3,132	1,444
Total noninterest income	3,845	1,805	7,134	3,451
NONINTEREST EXPENSE:
Salaries and employee benefits	19,415	12,778	39,099	25,572
Net occupancy and equipment	2,088	1,333	4,166	2,605
Depreciation	756	433	1,509	840
Data processing and software amortization	1,735	1,356	3,332	2,409
Professional fees	527	567	1,126	1,036
Regulatory assessments and FDIC insurance	802	494	1,530	1,028
Core deposit intangibles amortization	1,178	196	2,356	391
Communications	468	259	898	507
Advertising	617	340	1,321	670
Acquisition and merger-related expenses	153	625	1,326	625
Other	2,341	1,479	4,532	2,894
Total noninterest expense	30,080	19,860	61,195	38,577
INCOME BEFORE INCOME TAXES	17,929	9,130	33,704	18,295
Provision for income taxes	3,681	1,574	6,778	3,028
NET INCOME	$14,248	$7,556	$26,926	$15,267
EARNINGS PER SHARE:
Basic	$0.67	$0.57	$1.25	$1.15
Diluted	$0.66	$0.55	$1.24	$1.12

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$14,248	$7,556	$26,926	$15,267
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	2,388	(759)	9,850	(5,841)
Reclassification of gain realized through the sale of securities	(846)	—	(846)	—
Total other comprehensive income (loss)	1,542	(759)	9,004	(5,841)
Deferred tax (expense) benefit related to other comprehensive income	(324)	159	(1,883)	1,298
Other comprehensive income (loss), net of tax	1,218	(600)	7,121	(4,543)
Comprehensive income	$15,466	$6,956	$34,047	$10,724

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(in thousands, except share data)
BALANCE AT MARCH 31, 2018	13,302,462	$13,302	$219,760	$82,533	$(3,607)	$311,988
Net income				7,556		7,556
Other comprehensive loss					(600)	(600)
Common stock issued in connection with the exercise of stock options and restricted stock awards	38,457	39	508			547
Stock based compensation expense			397			397
BALANCE AT JUNE 30, 2018	13,340,919	$13,341	$220,665	$90,089	$(4,207)	$319,888
BALANCE AT MARCH 31, 2019	21,483,972	$21,484	$556,184	$123,094	$3,015	$703,777
Net income				14,248		14,248
Other comprehensive income					1,218	1,218
Common stock issued in connection with the exercise of stock options and restricted stock awards	107,403	107	294			401
Repurchase of common stock	(444,196)	(444)	(15,381)			(15,825)
Stock based compensation expense			882			882
BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701
BALANCE AT JANUARY 1, 2018	13,226,826	$13,227	$218,408	$74,894	$336	$306,865
Net income				15,267		15,267
Other comprehensive loss					(4,543)	(4,543)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)		(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	114,093	114	1,422			1,536
Stock based compensation expense			835			835
BALANCE AT JUNE 30, 2018	13,340,919	$13,341	$220,665	$90,089	$(4,207)	$319,888
BALANCE AT JANUARY 1, 2019	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				26,926		26,926
Other comprehensive income					7,121	7,121
Common stock issued in connection with the exercise of stock options and restricted stock awards	140,050	139	927			1,066
Repurchase of common stock	(930,611)	(930)	(32,239)			(33,169)
Stock based compensation expense			1,488			1,488
BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,926	$15,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	3,864	1,231
Provision for loan losses	2,409	1,284
Net amortization of premium on investments	1,514	1,627
Excess tax benefit related to the exercise of stock options	(36)	(325)
Bank owned life insurance	(314)	(279)
Net accretion of discount on loans	(5,220)	(207)
Net accretion of discount on subordinated debt	55	55
Net accretion of discount on certificates of deposit	(287)	(3)
Net gain on the sale or write down of premises, equipment and other real estate	(71)	(1)
Net gain on sale of securities	(846)	—
Federal Home Loan Bank stock dividends	(232)	(149)
Stock based compensation expense	1,488	835
Net change in lease right-of-use assets	542	—
Decrease (increase) n accrued interest receivable and other assets	1,633	(1,745)
Increase in accrued interest payable and other liabilities	2,353	630
Net cash provided by operating activities	33,778	18,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,488,427	1,813,074
Proceeds from sales of available for sale securities	149,366	149,366
Purchase of available for sale securities	(1,642,051)	(1,811,824)
Net change in total loans	(106,279)	(90,038)
Purchase of bank premises and equipment	(1,065)	(1,446)
Net redemptions (purchases) of Federal Home Loan Bank stock	2,307	(3,795)
Net cash paid for the LoweryBank branch acquisition	(32,867)	—
Net cash (used in) provided by investing activities	(142,162)	55,337
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(49,757)	66,677
Net increase in interest-bearing deposits	232,399	33,138
Paydowns on borrowed funds	(78,495)	(7,000)
Proceeds from the issuance of common stock, stock option exercises and the ESPP	1,066	1,536
Repurchase of treasury stock	(33,169)	—
Net cash provided by financing activities	72,044	94,351
NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,340)	167,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268,947	182,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$232,607	$350,011
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$4,100	$3,300
Interest paid	25,202	6,010
Operating lease cash flows	1,860	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset and liability	$15,266	—
Loans transferred to other real estate	5,664	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service bank offices in the Houston region, which we define as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of June 30, 2019. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

June 30, 2019

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has formed a cross functional team and with the assistance of a third-party provider is assessing the Company's data and system needs to evaluate the impact that adoption of this standard will have on the financial condition and results of operations of the Company. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of the standard will depend on the composition of the Company’s portfolio as well as economic conditions and forecasts at the time of adoption. The Company is currently working through its implementation plan which includes data validation, portfolio segmentation, documentation of processes, internal controls and data sources; model development and documentation; and system configuration. The Company will perform test runs of the new processes and controls, perform model validation and full parallel runs during the third quarter 2019.

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

June 30, 2019

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

Pursuant to the merger agreement, the Company issued 8,402,010 shares of Company common stock for all outstanding shares of Post Oak common stock and paid $21 thousand in cash for any fractional shares held by Post Oak shareholders. Additionally, all outstanding Post Oak options were assumed by Allegiance and converted using the 0.7017 exchange ratio to 299,352 options at a weighted average exercise price of $12.83 per option. Based on the $41.70 per share closing price of Allegiance common stock on September 28, 2018, the total transaction value was approximately $359.0 million.  The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $183.7 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. The intangible assets recognized in the transaction are amortized utilizing an accelerated method over their ten year estimated useful lives.

As of October 1, 2018, the Company recorded a preliminary valuation of all assets and liabilities acquired. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized. A summary of the purchase price allocation is as follows (in thousands):

Fair value of consideration paid:
Common shares issued (8,402,010 shares)	$350,364
Stock options issued (299,352)	8,639
Cash in lieu of fractional shares	21
Total consideration paid	$359,024

Fair value of assets acquired:
Cash and cash equivalents	$230,416
Investment securities	42,779
Loans	1,164,281
Premises and equipment	21,988
Core deposit intangibles	25,128
Other assets	18,076
Total assets acquired	$1,502,668

Fair value of liabilities assumed:
Deposits	$1,291,310
Other borrowed funds	30,000
Other liabilities	6,070
Total liabilities assumed	1,327,380
Fair value of net assets acquired	$175,288
Goodwill resulting from acquisition	$183,736

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company incurred approximately $1.3 million of pre-tax acquisition and merger-related expenses reflected on the Company’s income statement during the six months ended June 30, 2019 related to the Post Oak acquisition. The measurement period for the Post Oak acquisition remains open at June 30, 2019.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of January 1, 2018	$39,389	$3,274
Amortization	—	(391)
Balance as of June 30, 2018	39,389	2,883
Balance as of January 1, 2019	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(2,356)
Balance as of June 30, 2019	$223,642	$24,231

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2019, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2019 is as follows (dollars in thousands):

Remaining 2019	$2,356
2020	3,922
2021	3,296
2022	3,003
2023	2,323
Thereafter	9,331
Total	$24,231

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$31,170	$312	$(435)	$31,047
Municipal securities	74,082	3,172	—	77,254
Agency mortgage-backed pass-through securities	91,031	1,230	(280)	91,981
Agency collateralized mortgage obligations	100,515	1,176	(110)	101,581
Corporate bonds and other	46,006	336	(32)	46,310
Total	$342,804	$6,226	$(857)	$348,173

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

As of June 30, 2019, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$13,565	$13,584
Due after one year through five years	38,980	39,415
Due after five years through ten years	39,729	40,788
Due after ten years	58,984	60,824
Subtotal	151,258	154,611
Agency mortgage-backed pass through and collateralized mortgage obligation securities	191,546	193,562
Total	$342,804	$348,173

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$23,181	$(428)	$907	$(7)	$24,088	$(435)
Agency mortgage-backed pass-through securities	2,473	(5)	21,592	(275)	24,065	(280)
Agency collateralized mortgage obligations	10,919	(110)	—	—	10,919	(110)
Corporate bonds and other	—	—	11,610	(32)	11,610	(32)
Total	$36,573	$(543)	$34,109	$(314)	$70,682	$(857)

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$999	$—	$1,417	$(46)	$2,416	$(46)
Municipal securities	10,140	(29)	136,934	(3,512)	147,074	(3,541)
Agency mortgage-backed pass-through securities	17,168	(209)	22,819	(820)	39,987	(1,029)
Corporate bonds and other	13,634	(35)	29,014	(655)	42,648	(690)
Total	$41,941	$(273)	$190,184	$(5,033)	$232,125	$(5,306)

The Company sold $149.4 million in securities and recorded gross gains of $1.4 million and gross losses of $576 thousand for a net gain of $846 thousand during the three and six months ended June 30, 2019. There were no securities sold during the three and six months ended June 30, 2018.  At June 30, 2019 and December 31, 2018, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $27.4 million at June 30, 2019 and $28.9 million at December 31, 2018, respectively. The majority of the securities were pledged to collateralize public fund deposits.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial and industrial	$694,516	$702,037
Mortgage warehouse	46,171	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,830,764	1,650,912
Commercial real estate construction and land development	368,108	430,128
1-4 family residential (including home equity)	690,961	649,311
Residential construction	183,991	186,411
Consumer and other	43,452	41,233
Total loans	3,857,963	3,708,306
Allowance for loan losses	(27,940)	(26,331)
Loans, net	$3,830,023	$3,681,975

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at June 30, 2019 are presented in the table below (dollars in thousands):

	As of June 30, 2019	As of December 31, 2018
Outstanding balance	$22,801	$26,862
Less: Discount	(2,814)	(3,599)
Recorded investment	$19,987	$23,263

Acquired loans were recorded through acquisition accounting without an allowance. There was an allocation of $208 thousand established in the allowance for loan losses relating to PCI loans at June 30, 2019.

Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months ended June 30, 2019	Six Months ended June 30, 2019
Balance at beginning of period	$2,641	$436
Measurement period adjustment	—	2,674
Additions	—	—
Reclassifications from nonaccretable	(21)	213
Accretion	(425)	(1,128)
Balance at June 30, 2019	2,195	2,195

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

There were no PCI loans at June 30, 2018.

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	June 30, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$5,963	$—	$5,963	$9,386	$679,167	$694,516
Mortgage warehouse	—	—	—	—	46,171	46,171
Real estate:
Commercial real estate (including multi-family residential)	9,142	—	9,142	18,218	1,803,404	1,830,764
Commercial real estate construction and land development	3,816	—	3,816	1,541	362,751	368,108
1-4 family residential (including home equity)	2,676	—	2,676	2,074	686,211	690,961
Residential construction	2,089	—	2,089	—	181,902	183,991
Consumer and other	34	—	34	163	43,255	43,452
Total loans	$23,720	$—	$23,720	$31,382	$3,802,861	$3,857,963

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,951	$—	$1,951	$10,861	$689,225	$702,037
Mortgage warehouse	—	—	—	—	48,274	48,274
Real estate:
Commercial real estate (including multi-family residential)	3,502	—	3,502	17,776	1,629,634	1,650,912
Commercial real estate construction and land development	1,300	—	1,300	974	427,854	430,128
1-4 family residential (including home equity)	3,643	—	3,643	3,201	642,467	649,311
Residential construction	—	—	—	—	186,411	186,411
Consumer and other	91	—	91	141	41,001	41,233
Total loans	$10,487	$—	$10,487	$32,953	$3,664,866	$3,708,306

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of June 30, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,192	$4,451	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,841	6,921	—
Commercial real estate construction and land development	1,541	1,541	—
1-4 family residential (including home equity)	1,277	1,277	—
Residential construction	—	—	—
Consumer and other	35	35	—
Total	13,886	14,225	—
With an allowance recorded:
Commercial and industrial	7,898	8,293	3,561
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,248	12,248	2,406
Commercial real estate construction and land development	3,114	3,114	191
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	23,260	23,655	6,158
Total:
Commercial and industrial	12,090	12,744	3,561
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,089	19,169	2,406
Commercial real estate construction and land development	4,655	4,655	191
1-4 family residential (including home equity)	1,277	1,277	—
Residential construction	—	—	—
Consumer and other	35	35	—
	$37,146	$37,880	$6,158

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,280	$75	$12,426	$103
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,589	98	17,281	175
Commercial real estate construction and land development	4,661	57	—	—
1-4 family residential (including home equity)	1,293	—	1,194	1
Residential construction	—	—	—	—
Consumer and other	37	—	—	—
Total	$37,860	$230	$30,901	$279

	Six Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,575	$167	$12,585	$197
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,781	193	17,373	316
Commercial real estate construction and land development	4,664	88	—	3
1-4 family residential (including home equity)	1,310	4	1,209	5
Residential construction	—	—	—	—
Consumer and other	38	—	—	—
Total	$38,368	$452	$31,167	$521

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

June 30, 2019

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

Based on the most recent analysis performed, the risk category of loans by class of loan at June 30, 2019 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$646,458	$15,390	$9,458	$23,127	$83	$694,516
Mortgage warehouse	46,171	—	—	—	—	46,171
Real estate:
Commercial real estate (including multi-family residential)	1,744,539	39,009	5,571	41,645	—	1,830,764
Commercial real estate construction and land development	352,273	1,381	10,489	3,965	—	368,108
1-4 family residential (including home equity)	671,365	4,144	6,289	9,163	—	690,961
Residential construction	181,131	529	2,331	—	—	183,991
Consumer and other	42,925	29	305	193	—	43,452
Total loans	$3,684,862	$60,482	$34,443	$78,093	$83	$3,857,963

The following table presents the risk category of loans by class of loan at December 31, 2018:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$656,783	$9,696	$13,874	$21,684	$—	$702,037
Mortgage warehouse	48,274	—	—	—	—	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,570,243	29,702	7,101	43,866	—	1,650,912
Commercial real estate construction and land development	424,460	729	2,149	2,790	—	430,128
1-4 family residential (including home equity)	629,657	3,797	4,216	11,641	—	649,311
Residential construction	186,411	—	—	—	—	186,411
Consumer and other	40,673	31	301	228	—	41,233
Total loans	$3,556,501	$43,955	$27,641	$80,209	$—	$3,708,306

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and six months ended June 30, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2019	$8,999	$—	$11,739	$2,289	$2,895	$1,124	$77	$27,123
Provision for loan losses	(457)	—	1,201	(32)	776	(120)	39	1,407

Charge-offs	(342)	—	—	—	(295)	—	(8)	(645)
Recoveries	55	—	—	—	—	—	—	55
Net charge-offs	(287)	—	—	—	(295)	—	(8)	(590)
Balance June 30, 2019	$8,255	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940

Six Months Ended
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	346	—	1,116	(467)	1,429	(36)	21	2,409

Charge-offs	(588)	—	(80)	—	(295)	—	(8)	(971)
Recoveries	146	—	3	—	—	—	22	171
Net (charge-offs) recoveries	(442)	—	(77)	—	(295)	—	14	(800)
Balance June 30, 2019	$8,255	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940

Allowance for loan losses:
Three Months Ended
Balance March 31, 2018	$9,398	$—	$9,352	$2,545	$2,300	$946	$87	$24,628
Provision for loan losses	1,183	—	(148)	(257)	(111)	(32)	(4)	631

Charge-offs	(1,521)	—	(1)	—	—	—	—	(1,522)
Recoveries	94	—	—	—	—	—	—	94
Net charge-offs	(1,427)	—	(1)	—	—	—	—	(1,428)
Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831

Six Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,623	—	(1,111)	(237)	49	(28)	(12)	1,284

Charge-offs	(1,888)	—	(41)	—	—	—	—	(1,929)
Recoveries	725	—	102	—	—	—	—	827
Net (charge-offs) recoveries	(1,163)	—	61	—	—	—	—	(1,102)
Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of June 30, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
June 30, 2019
Individually evaluated for impairment	$3,561	$—	$2,406	$191	$—	$—	$—	$6,158
Collectively evaluated for impairment	4,671	—	10,416	2,058	3,317	1,004	108	21,574
PCI	23	—	118	8	59	—	—	208
Total allowance for loan losses	$8,255	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940
December 31, 2018
Individually evaluated for impairment	$3,898	$—	$2,641	$190	$—	$—	$—	$6,729
Collectively evaluated for impairment	4,453	—	9,260	2,534	2,242	1,040	73	19,602
Total allowance for loan losses	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of June 30, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2019
Individually evaluated for impairment	$12,090	$—	$19,089	$4,655	$1,277	$—	$35	$37,146
Collectively evaluated for impairment	682,426	46,171	1,811,675	363,453	689,684	183,991	43,417	3,820,817
Total loans evaluated for impairment	$694,516	$46,171	$1,830,764	$368,108	$690,961	$183,991	$43,452	$3,857,963
December 31, 2018
Individually evaluated for impairment	$13,504	$—	$22,864	$4,440	$2,742	$—	$3	$43,553
Collectively evaluated for impairment	688,533	48,274	1,628,048	425,688	646,569	186,411	41,230	3,664,753
Total loans evaluated for impairment	$702,037	$48,274	$1,650,912	$430,128	$649,311	$186,411	$41,233	$3,708,306

Troubled Debt Restructurings

As of June 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $27.5 million and $33.1 million, respectively. The Company allocated $4.8 million and $3.0 million of specific reserves for troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The following tables present information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$56	$56	2	$1,260	$1,260
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	303	303	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	2	$359	$359	2	$1,260	$1,260

	Six Months Ended June 30,
	2019			2018
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	7	$567	$567	8	$1,597	$1,597
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	303	303	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	396	396	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	1	38	38	—	—	—
Total	10	$1,304	$1,304	8	$1,597	$1,597

There were no charge-offs on troubled debt restructurings during the six months ended June 30, 2019.  Troubled debt restructurings resulted in charge-offs of $17 thousand during the six months ended June 30, 2018.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As of June 30, 2019, two loans for a total of $4.2 million were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2019.  As of June 30, 2018, a $41 thousand loan was modified under a troubled debt restructurings during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2018. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and six months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, the Company added $1.3 million in new troubled debt restructurings, of which $1.2 million was still outstanding on June 30, 2019. During the six months ended June 30, 2018, the Company added $1.6 million in new troubled debt restructurings, all of which were still outstanding on June 30, 2018.

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2019.

At June 30, 2019, the Company leased 15 branch locations and office space along with equipment. On the June 30, 2019 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Included in operating lease costs of $1.9 million classified as occupancy and equipment expense for the six months ended June 30, 2019 were short-term lease costs of $374 thousand.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at or for the six months ended June 30, 2019 is as follows (dollars in thousands):

Balance Sheet:
Operating lease asset classified as premises and equipment	$14,717
Operating lease liability classified as other liabilities	15,092
Income Statement:
Operating lease cost classified as occupancy and equipment expense	$1,885
Weighted average lease term, in years	7.64
Weighted average discount rate	3.64%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

A maturity analysis of the Company’s lease liabilities at June 30, 2019 is as follows (dollars in thousands):

Lease payments due:
Within one year	$2,905
After one but within two years	2,731
After two but within three years	2,527
After three but within four years	1,739
After four but within five years	1,501
After five years	5,945
Total lease payments	$17,348
Discount on cash flows	(2,256)
Total lease liability	$15,092

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$232,607	$232,607	$—	$—	$232,607
Available for sale securities	348,173	—	348,173	—	348,173
Loans held for investment, net of allowance	3,830,023	—	—	3,857,974	3,857,974
Accrued interest receivable	16,508	16	2,013	14,479	16,508
Financial liabilities
Deposits	$3,860,640	$—	$3,863,124	$—	$3,863,124
Accrued interest payable	3,531	—	3,531	—	3,531
Borrowed funds	146,998	—	155,248	—	155,248
Subordinated debt	49,019	—	49,728	—	49,728

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$268,947	$268,947	$—	$—	$268,947
Available for sale securities	337,293	—	337,293	—	337,293
Loans held for investment, net of allowance	3,681,975	—	—	3,674,241	3,674,241
Accrued interest receivable	17,010	65	3,498	13,447	17,010
Financial liabilities
Deposits	$3,662,536	$—	$3,653,244	$—	$3,653,244
Accrued interest payable	2,812	—	2,812	—	2,812
Borrowed funds	225,493	—	230,445	—	230,445
Subordinated debt	48,899	—	49,663	—	49,663

The following tables present fair values for assets measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$31,047	$—	$31,047
Municipal securities	—	77,254	—	77,254
Agency mortgage-backed pass-through securities	—	91,981	—	91,981
Agency collateralized mortgage obligations	—	101,581		101,581
Corporate bonds and other	—	46,310	—	46,310
Total	$—	$348,173	$—	$348,173

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,685	$—	$8,685
Municipal securities	—	216,785	—	216,785
Agency mortgage-backed pass-through securities	—	66,195	—	66,195
Corporate bonds and other	—	45,628	—	45,628
Total	$—	$337,293	$—	$337,293

There were no liabilities measured at fair value on a recurring basis as of June 30, 2019 or December 31, 2018. There were no transfers between levels during the six months ended June 30, 2019 or 2018.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of June 30, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,732
Commercial real estate (including multi- family residential)	—	—	9,842
Commercial real estate construction and land development	—	—	2,923
Other real estate owned	—	—	6,294
	$—	$—	$23,791

	As of December 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,647
Commercial real estate (including multi- family residential)	—	—	8,901
Commercial real estate construction and land development	—	—	2,924
Other real estate owned	—	—	630
	$—	$—	$18,102

Impaired Loans with Specific Allocation of Allowance

During the six months ended June 30, 2019 and the year ended December 31, 2018, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At June 30, 2019, the total reported fair value of impaired loans of $17.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $23.7 million that was reduced by specific allowance allocations totaling $6.2 million. At December 31, 2018, the total reported fair value of impaired loans of $17.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $24.2 million that was reduced by specific allowance allocations totaling $6.7 million.

Other Real Estate Owned

At June 30, 2019, the $6.3 million balance of other real estate owned consisted of one foreclosed commercial real estate property and one foreclosed residential rental property recorded as a result of obtaining the physical possession of the property.  The Company had $630 thousand of other real estate owned at December 31, 2018.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at June 30, 2019 and December 31, 2018 were $468.2 million and $509.3 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$849,565
After one but within two years	238,382
After two but within three years	72,961
After three but within four years	102,702
After four but within five years	38,073
Total	$1,301,683

The Company had $399.7 million and $235.1 million of brokered deposits as of June 30, 2019 and December 31, 2018, respectively. There were no major concentrations of deposits with any one depositor at June 30, 2019 and December 31, 2018.

9. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2019, the Company had a total borrowing capacity of $1.67 billion, of which $1.40 billion was available and $267.3 million was outstanding. FHLB advances of $125.0 million were outstanding at June 30, 2019, at a weighted average interest rate of 2.54%.  Letters of credit were $142.3 million at June 30, 2019, of which $72.2 million will expire during the remaining months of 2019, $67.6 will expire in 2020 and $2.5 million will expire in 2021.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At June 30, 2019, the balance of the revolving credit agreement was $22.1 million.  The credit agreement contains certain restrictive covenants. At June 30, 2019, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 5.25%, at June 30, 2019, and is paid quarterly.

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

June 30, 2019

(Unaudited)

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value at June 30, 2019 of $9.5 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2019, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2019 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 28, 2019 was 2.3975%.
(2)	All debentures are currently callable.

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

11. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2019 income tax expense was $3.7 million and $6.8 million, respectively, compared with $1.6 million and $3.0 million for the three and six months ended June 30, 2018, respectively.  The effective income tax rate for the three and six months ended June 30, 2019 was 20.5% and 20.1%, respectively, compared to 17.2% and 16.6% for the three and six months ended June 30, 2018, respectively.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and six months ended June 30, 2019. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2015.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

12. STOCK BASED COMPENSATION

At June 30, 2019, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $882 thousand and $1.5 million for the three and six months ended June 30, 2019, respectively, and $397 thousand and $835 thousand for the three and six months ended June 30, 2018, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of June 30, 2019. Under the Plan, options are exercisable for up to 10 years from the date of the grant and are generally fully vested four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the six months ended June 30, 2019 is set forth below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2019	802	$18.88	4.61	$10,830
Options granted	—	—
Options exercised	(70)	15.29
Options forfeited	—	—
Options outstanding, June 30, 2019	732	$19.21	4.22	$10,338
Options vested and exercisable, June 30, 2019	648	$17.93	3.83	$9,981

As of June 30, 2019, there was $637 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.18 years.

Restricted Stock Awards

During the six months ended June 30, 2019, the Company issued 81,899 shares of restricted stock. The forfeiture restrictions on restricted shares generally lapse over a period of four years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2019 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2019	143	$37.48
Share awards granted	82	35.02
Share awards vested	(16)	33.42
Unvested share awards forfeited or cancelled	(11)	38.71
Nonvested share awards outstanding, June 30, 2019	198	$36.75

As of June 30, 2019, there was $7.3 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 3.45 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$508,901	$608,665	$471,440	$530,546
Standby letters of credit	13,613	3,268	14,217	9,067
Total	$522,514	$611,933	$485,657	$539,613

Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.70% with a weighted average maturity and rate of 2.77 years and 5.31%, respectively. As of June 30, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 7.75% with a weighted average maturity and rate of 2.25 years and 4.62%, respectively.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

14. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. Management believes as of June 30, 2019 and December 31, 2018 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at June 30, 2019 and December 31, 2018:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2019
Total Capital (to risk weighted assets)	$529,554	13.27%	$319,226	8.00%	$418,984	10.500%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	452,595	11.34%	179,565	4.50%	279,323	7.000%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	462,064	11.58%	239,419	6.00%	339,177	8.500%	N/A	N/A
Tier 1 Capital (to average tangible assets)	462,064	10.17%	181,667	4.00%	181,667	4.000%	N/A	N/A
As of December 31, 2018
Total Capital (to risk weighted assets)	$531,453	13.70%	$310,295	8.00%	$383,020	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	456,223	11.76%	174,541	4.50%	247,266	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	465,637	12.01%	232,721	6.00%	305,446	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	465,637	10.61%	175,621	4.00%	175,621	4.000%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2019
Total Capital (to risk weighted assets)	$546,844	13.71%	$319,086	8.00%	$418,801	10.500%	$398,858	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	479,353	12.02%	179,486	4.50%	279,200	7.000%	259,258	6.50%
Tier 1 Capital (to risk weighted assets)	479,353	12.02%	239,315	6.00%	339,029	8.500%	319,086	8.00%
Tier 1 Capital (to average tangible assets)	479,353	10.57%	181,447	4.00%	181,447	4.000%	226,808	5.00%
As of December 31, 2018
Total Capital (to risk weighted assets)	$524,660	13.53%	$310,179	8.00%	$382,877	9.875%	$387,724	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	458,844	11.83%	174,476	4.50%	247,174	6.375%	252,021	6.50%
Tier 1 Capital (to risk weighted assets)	458,844	11.83%	232,634	6.00%	305,333	7.875%	310,179	8.00%
Tier 1 Capital (to average tangible assets)	458,844	10.45%	175,552	4.00%	175,552	4.000%	219,440	5.00%

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$14,248		$7,556		$26,926		$15,267
Basic:
Weighted average shares outstanding	21,257	$0.67	13,327	$0.57	21,494	$1.25	13,294	$1.15
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	289		307		286		294
Total	21,546	$0.66	13,634	$0.55	21,780	$1.24	13,588	$1.12

Stock options for 52 thousand shares were not considered in computing diluted earnings per common share as of June 30, 2019 as they were antidilutive.  There were no antidilutive shares as of June 30, 2018.

16. SUBSEQUENT EVENTS

Stock Purchase Authorization

On July 25, 2019, the Board of Directors approved of a stock repurchase program authorizing the Company to repurchase up to one million shares of its common stock outstanding at the discretion of management through July 31, 2020. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations.

Building Purchase

On July 29, 2019, the Bank, the wholly-owned subsidiary of Allegiance Bancshares, Inc. (the “Company), entered into two separate purchase agreements (the “Agreements”) with NewQuest Office Park-Partnership 49 L.P. (the “Seller”), pursuant to which the Bank purchased from the Seller certain real properties (the “Properties”) effective August 1, 2019.  The first property consists of approximately 3.1860 acres of land and a building comprised of approximately 22,412 square feet of leasable area located at 8727 W. Sam Houston Parkway N., Houston, Texas 77040, which has been the Bank’s home office since 2007.  The second property consists of 1.9715 acres of land and a building comprised of approximately 31,609 square feet of leasable area located at 8807 W. Sam Houston Parkway N., Houston, Texas 77040, a portion of which was leased by the Bank for operations.  The purchase price for the Properties was approximately $10.7 million in total. The Agreements contain customary representations and warranties, covenants, closing conditions and termination provisions and are filed herewith as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q. The liability for these leases of approximately $5.5 million is included in the maturity analysis of the Company’s lease liabilities in Note 6 – Leases.

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

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

We plan to continue to emphasize the super-community banking strategy to organically grow our presence in the Houston region through:

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

Results of Operations

Net income was $14.2 million, or $0.66 per diluted share, for the second quarter 2019 compared to $7.6 million, or $0.55 per diluted share, for the second quarter 2018. Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.19%, 8.10% and 12.52%, respectively, compared to 1.03%, 9.55% and 11.02%, respectively, for the three months ended June 30, 2019 and 2018, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 61.93% for the second quarter 2019 from 67.05% for the second quarter 2018. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.

Net income was $26.9 million, or $1.24 per diluted share, for the six months ended June 30, 2019 compared to $15.3 million, or $1.12 per diluted share, for the six months ended June 30, 2018. The six months ended June 30, 2019 results include $1.3 million of acquisition and merger-related expenses.  The six months ended June 30, 2018 results include $1.5 million and $625 thousand of core system and acquisition and merger-related expenses, respectively.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.14%, 7.69% and 11.87%, respectively, compared to 1.06%, 9.82% and 11.36%, respectively, for the six months ended June 30, 2019 and 2018, respectively. The efficiency ratio decreased to 63.44% for the six months ended June 30, 2019 from 66.33% for the six months ended June 30, 2018.

Net Interest Income

Three months ended June 30, 2019 compared with three months ended June 30, 2018. Net interest income before the provision for loan losses for the three months ended June 30, 2019 was $45.6 million compared with $27.8 million for the three months ended June 30, 2018, an increase of $17.8 million, or 63.8%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances from the acquisitions of Post Oak and LoweryBank, as well as organic growth for the year.

Interest income was $58.9 million for the three months ended June 30, 2019, an increase of $24.8 million, or 72.4%, compared with the three months ended June 30, 2018, primarily due to an increase of $24.2 million of interest income and fees on loans as a result of the Post Oak acquisition, organic growth and increased yield on loans.  Average loans outstanding increased $1.51 billion, or 65.2%, for the same period. The average yield on loans also increased to 5.88% for the three months ended June 30, 2019 from 5.52% for the same period in 2018.  Additionally, interest income during the three months ended June 30, 2019 and 2018 included acquisition accounting loan discount accretion of $2.5 million and $147 thousand, respectively.

Interest expense was $13.4 million for the three months ended June 30, 2019, an increase of $7.0 million, or 109.7%, compared to the three months ended June 30, 2018. This increase was primarily due to higher funding costs on FHLB borrowings and interest-bearing deposits, as well as the increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities increased to 186 basis points for the three months ended June 30, 2019 compared to 137 basis points for the same period in 2018. Average interest-bearing liabilities increased $1.01 billion for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to deposits acquired in the Post Oak acquisition and organic deposit growth.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2019 was 4.33%, an increase of 12 basis points compared to 4.21% for the three months ended June 30, 2018. The increase in the net interest margin on a tax equivalent basis was primarily due to the impact of net acquisition accounting adjustments partially offset by the increase in funding costs on interest-bearing deposits and borrowed funds. The impact of net acquisition accounting adjustments of $2.8 million and $147 thousand on the tax equivalent net interest margin was an increase of 26 basis points and three basis points for the three months ended June 30, 2019 and 2018, respectively. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the second quarter 2019 increased over the same period in 2018.  The average yield on interest-earning assets, 5.58%, and the average rate paid on interest-bearing liabilities, 1.86%, as of June 30, 2019, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2019 and 2018, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$3,819,687	$56,016	5.88%	$2,312,725	$31,846	5.52%
Securities	350,004	2,529	2.90%	315,198	2,097	2.67%
Deposits in other financial institutions	63,962	401	2.52%	50,227	250	2.00%
Total interest-earning assets	4,233,653	$58,946	5.58%	2,678,150	$34,193	5.12%
Allowance for loan losses	(27,125)			(24,753)
Noninterest-earning assets	586,435			280,852
Total assets	$4,792,963			$2,934,249

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$350,147	$1,152	1.32%	$157,588	$208	0.53%
Money market and savings deposits	994,557	3,361	1.36%	522,381	679	0.52%
Certificates and other time deposits	1,331,955	7,008	2.11%	827,897	3,284	1.59%
Borrowed funds	155,969	1,118	2.87%	311,185	1,472	1.90%
Subordinated debt	48,986	736	6.03%	48,746	734	6.04%
Total interest-bearing liabilities	2,881,614	$13,375	1.86%	1,867,797	$6,377	1.37%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	1,173,662			741,266
Other liabilities	32,525			7,778
Total liabilities	4,087,801			2,616,841
Shareholders' equity	705,162			317,408
Total liabilities and shareholders' equity	$4,792,963			$2,934,249

Net interest rate spread			3.72%			3.75%

Net interest income and margin(1)		$45,571	4.32%		$27,816	4.17%

Net interest income and margin (tax equivalent)(2)		$45,684	4.33%		$28,086	4.21%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended June 30, 2019 and 2018 and other applicable effective tax rates.

Six months ended June 30, 2019 compared with six months ended June 30, 2018. Net interest income before the provision for loan losses for the six months ended June 30, 2019 was $90.2 million compared with $54.7 million for the six months ended June 30, 2018, an increase of $35.5 million, or 64.8%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances from the acquisitions of Post Oak and LoweryBank, as well as, organic loan growth for the year-to-date, partially offset by increased interest expense in interest-bearing liabilities.

Interest income was $116.1 million for the six months ended June 30, 2019, an increase of $49.5 million, or 74.4%, compared with the six months ended June 30, 2018, primarily due to an increase of $48.2 million of interest income and fees on loans as a result of the Post Oak acquisition, organic growth and increased yield on loans.  Average loans outstanding increased $1.50 billion, or 65.5%, for the same period. The average yield on loans also increased to 5.87% for the six months ended June 30, 2019 from 5.46% for the same period in 2018.  Additionally, interest income during the six months ended June 30, 2019 and 2018 included acquisition accounting loan discount accretion of $5.2 million and $207 thousand, respectively.

Interest expense was $25.9 million for the six months ended June 30, 2019, an increase of $14.0 million, or 118.2%, compared to the six months ended June 30, 2018. This increase was primarily due to higher funding costs on FHLB borrowings and interest-bearing deposits, as well as, the increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities increased to 182 basis points for the six months ended June 30, 2019 compared to 128 basis points for the same period in 2018. Average interest-bearing liabilities increased $991.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to deposits acquired in the Post Oak acquisition and organic growth in deposits.

Tax equivalent net interest margin for the six months ended June 30, 2019 was 4.32%, an increase of 12 basis points compared to 4.20% for the six months ended June 30, 2018. The increase in the net interest margin on a tax equivalent basis was primarily due to the impact of net acquisition accounting adjustments partially offset by the increase in funding costs on interest-bearing deposits and borrowed funds. The impact of net acquisition accounting adjustments of $5.7 million and $207 thousand on the tax equivalent net interest margin was an increase of 27 basis points and one basis point for the six months ended June 30, 2019 and 2018, respectively. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the second quarter 2019 increased over the same period in 2018.  The average yield on interest-earning assets, 5.54%, and the average rate paid on interest-bearing liabilities, 1.82%, as of June 30, 2019, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$3,783,662	$110,205	5.87%	$2,286,567	$61,963	5.46%
Securities	348,354	4,801	2.78%	313,990	4,155	2.67%
Deposits in other financial institutions	91,628	1,089	2.40%	50,063	466	1.88%
Total interest-earning assets	4,223,644	$116,095	5.54%	2,650,620	$66,584	5.07%
Allowance for loan losses	(26,944)			(24,353)
Noninterest-earning assets	572,748			276,664
Total assets	$4,769,448			$2,902,931

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$344,203	$2,115	1.24%	$194,774	$525	0.54%
Money market and savings deposits	937,664	6,126	1.32%	537,305	1,338	0.50%
Certificates and other time deposits	1,317,536	13,264	2.03%	814,196	6,069	1.50%
Borrowed funds	219,415	2,945	2.71%	280,967	2,508	1.80%
Subordinated debt	48,956	1,471	6.06%	48,716	1,439	5.96%
Total interest-bearing liabilities	2,867,774	$25,921	1.82%	1,875,958	$11,879	1.28%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,170,435			705,461
Other liabilities	24,832			8,014
Total liabilities	4,063,041			2,589,433
Shareholders' equity	706,407			313,498
Total liabilities and shareholders' equity	$4,769,448			$2,902,931

Net interest rate spread			3.72%			3.79%

Net interest income and margin		$90,174	4.31%		$54,705	4.16%

Net interest income and tax equivalent net interest margin		$90,489	4.32%		$55,260	4.20%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the six months ended June 30, 2019 and 2018 and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$20,721	$3,449	$24,170	$40,482	$7,760	$48,242
Securities	233	199	432	457	189	646
Deposits in other financial institutions	68	83	151	389	234	623
Total increase in interest income	21,022	3,731	24,753	41,328	8,183	49,511

Interest-bearing Liabilities:
Interest-bearing demand deposits	254	690	944	400	1,190	1,590
Money market and savings deposits	612	2,070	2,682	993	3,795	4,788
Certificates and other time deposits	1,998	1,726	3,724	3,731	3,464	7,195
Borrowed funds	(735)	381	(354)	(550)	987	437
Subordinated debt	4	(2)	2	8	24	32
Total increase in interest expense	2,133	4,865	6,998	4,582	9,460	14,042
Increase (decrease) in net interest income	$18,889	$(1,134)	$17,755	$36,746	$(1,277)	$35,469

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $27.9 million at June 30, 2019 and $26.3 million at December 31, 2018, representing 0.72% and 0.71% of total loans, respectively. We recorded a $1.4 million and $631 thousand provision for loan losses for the three months ended June 30, 2019 and 2018, respectively, and recorded a $2.4 million and $1.3 million provision for loan losses for the six months ended June 30, 2019 and 2018, respectively. The increase in the provision for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to an increase in organic loan growth.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit card and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended June 30, 2019 compared with three months ended June 30, 2018. Noninterest income totaled $3.8 million for the three months ended June 30, 2019 compared with $1.8 million for the same period in 2018, an increase of $2.0 million, or 113.0%.  Noninterest income for the three months ended June 30, 2019 included $846 thousand of net gain on the sale of securities, increased rebates from correspondent banks and additional income associated with the acquired loan and deposit accounts from the Post Oak acquisition.

Six months ended June 30, 2019 compared with six months ended June 30, 2018. Noninterest income totaled $7.1 million for the six months ended June 30, 2019 compared with $3.5 million for the same period in 2018, an increase of $3.7 million, or 106.7%, primarily due to additional noninterest income resulting from the Post Oak acquisition along with the $846 thousand net gain on the sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$139	$214	$(75)	$301	$390	$(89)
Service charges on deposit accounts	365	106	259	690	329	361
Gain on sale of securities	846	—	846	846	—	846
Gain on sale of other real estate	70	1	69	71	1	70
Bank owned life insurance income	155	138	17	314	279	35
Debit card and ATM card income	517	289	228	968	558	410
Rebate from correspondent bank	884	564	320	1,780	1,008	772
Other(1)	869	493	376	2,164	886	1,278
Total noninterest income	$3,845	$1,805	$2,040	$7,134	$3,451	$3,683

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended June 30, 2019 compared with three months ended June 30, 2018. Noninterest expense was $30.1 million for the three months ended June 30, 2019 compared to $19.9 million for the three months ended June 30, 2018, an increase of $10.2 million, or 51.5%.  This increase over the second quarter 2018 was primarily due to additional expenses associated with increased headcount and bank offices from the Post Oak acquisition.

Six months ended June 30, 2019 compared with six months ended June 30, 2018. Noninterest expense was $61.2 million for the six months ended June 30, 2019 compared to $38.6 million for the six months ended June 30, 2018, an increase of $22.6 million, or 58.6%.  This increase over the six months ended June 30, 2018 was primarily due to additional expenses related to increased headcount and bank offices along with acquisition and merger-related expenses from the Post Oak acquisition.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$19,415	$12,778	$6,637	$39,099	$25,572	$13,527
Net occupancy and equipment	2,088	1,333	755	4,166	2,605	1,561
Depreciation	756	433	323	1,509	840	669
Data processing and software amortization	1,735	1,356	379	3,332	2,409	923
Professional fees	527	567	(40)	1,126	1,036	90
Regulatory assessments and FDIC insurance	802	494	308	1,530	1,028	502
Core deposit intangibles amortization	1,178	196	982	2,356	391	1,965
Communications	468	259	209	898	507	391
Advertising	617	340	277	1,321	670	651
Acquisition and merger-related expenses	153	625	(472)	1,326	625	701
Other real estate expense	217	51	166	314	143	171
Printing and supplies	143	116	27	346	184	162
Other	1,981	1,312	669	3,872	2,567	1,305
Total noninterest expense	$30,080	$19,860	$10,220	$61,195	$38,577	$22,618

(1)

Total salaries and employee benefits includes $882 thousand and $397 thousand for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $835 thousand for the six months ended June 30, 2019 and 2018, respectively, in stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $6.6 million, or 51.9%, for the three months ended June 30, 2019 compared to the same period in 2018 and increased $13.5 million, or 52.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 583 at June 30, 2019 from 381 as of June 30, 2018.  The primary increase in headcount was from employees added through the Post Oak acquisition and to support organic growth.

Data Processing and software amortization. Data processing and software amortization increased $379 thousand, or 27.9%, for the three months ended June 30, 2019 compared to the same period in 2018 and increased $923 thousand, or 38.3%, compared to the same period in 2018 primarily due to expenses from added scale as a result of the Post Oak acquisition and to increase efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also include data processing conversion costs, severance and contract termination costs.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income plus total noninterest income, excluding net gains and losses on the sale of loans, securities and assets.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.93% and 63.44% for the three and six months ended June 30, 2019, respectively, compared to 67.05% and 66.33% for the three and six months ended June 30, 2018, respectively.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $2.1 million, or 133.9%, to $3.7 million for the three months ended June 30, 2019 compared with $1.6 million for the same period in 2018. Income tax expense also increased $3.8 million, or 123.8%, to $6.8 million for the six months ended June 30, 2019 compared with $3.0 million for the same period in 2018.  Our effective tax rate was 20.5% and 20.1% for the three and six months ended June 30, 2019, respectively, compared to 17.2% and 16.6% for the three and six months ended June 30, 2018, respectively. Our effective tax rate increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 as municipal securities and BOLI represent smaller portions of our revenue mix.

Financial Condition

Loan Portfolio

At June 30, 2019, total loans were $3.86 billion, an increase of $149.7 million, or 4.0%, compared with December 31, 2018, primarily due to organic growth within our loan portfolio and loans acquired in the LoweryBank acquisition.

Total loans as a percentage of deposits were 99.9% and 101.2% as of June 30, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 80.5% and 79.7% as of June 30, 2019 and December 31, 2018, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$694,516	17.9%	$702,037	18.9%
Mortgage warehouse	46,171	1.2%	48,274	1.3%
Real estate:
Commercial real estate (including multi-family residential)	1,830,764	47.6%	1,650,912	44.6%
Commercial real estate construction and land development	368,108	9.5%	430,128	11.6%
1-4 family residential (including home equity)	690,961	17.9%	649,311	17.5%
Residential construction	183,991	4.8%	186,411	5.0%
Consumer and other	43,452	1.1%	41,233	1.1%
Total loans	3,857,963	100.0%	3,708,306	100.0%
Allowance for Loan Losses	(27,940)		(26,331)
Loans, net	$3,830,023		$3,681,975

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $7.5 million, or 1.1%, to $694.5 million as of June 30, 2019 from $702.0 million as of December 31, 2018.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $2.1 million, or 4.4%, to $46.2 million as of June 30, 2019 from $48.3 million at December 31, 2018.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2019 and December 31, 2018, 52.9% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $179.9 million, or 10.9%, to $1.83 billion as of June 30, 2019 from $1.65 billion as of December 31, 2018, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans increased to $81.3 million as of June 30, 2019 from $78.4 million as of December 31, 2018.  We had 142 multi-family loans with an average loan size of $573 thousand as of June 30, 2019.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $62.0 million, or 14.4%, to $368.1 million as of June 30, 2019 compared to $430.1 million as of December 31, 2018.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $41.7 million, or 6.4%, to $691.0 million as of June 30, 2019 from $649.3 million as of December 31, 2018. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $11.8 million, or 12.4%, to $107.2 million as of June 30, 2019 from $95.4 million as of December 31, 2018.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $2.4 million, or 1.3% to $184.0 million as of June 30, 2019 from $186.4 million as of December 31, 2018.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $2.2 million, or 5.4%, to $43.5 million as of June 30, 2019 from $41.2 million as of December 31, 2018.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $31.4 million and $33.0 million in nonperforming loans as of June 30, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$9,386	$10,861
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,218	17,776
Commercial real estate construction and land development	1,541	974
1-4 family residential (including home equity)	2,074	3,201
Residential construction	—	—
Consumer and other	163	141
Total nonaccrual loans	31,382	32,953
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	31,382	32,953
Other real estate	6,294	630
Other repossessed assets	—	—
Total nonperforming assets	$37,676	$33,583
Restructured loans(1)	$15,305	$13,494
Nonperforming assets to total assets	0.79%	0.72%
Nonperforming loans to total loans	0.81%	0.89%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2019 and December 31, 2018, we had $12.9 million and $16.0 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2019, potential problem loans consisted of twenty credit relationships. Of the total outstanding balance at June 30, 2019, 37.9% related to eight customers in the energy industry, 24.5% related to two customers in the consumer services industry, 18.7% related to one customer in the residential rental real estate industry, 9.2% related to one customer in the manufacturing industry, 5.2% related to three customers in the commercial services industry, 3.3% related to one customer in the convenience store industry, 1.0% related to three customers in the freight transportation industry and 0.2% related to one customer in the construction services industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for loan losses as a result of the specific reserve assigned to each loan.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of June 30, 2019 was $9.1 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to monitor the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At June 30, 2019, our allowance for loan losses amounted to $27.9 million, or 0.72%, of total loans compared with $26.3 million, or 0.71%, as of December 31, 2018. The slight increase in the allowance of $1.6 million as of June 30, 2019 compared to the year ended December 31, 2018 was primarily due to the required reserve associated with organic growth. We believe that the allowance for loan losses at June 30, 2019 and December 31, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.04% for the six months ended June 30, 2019 compared to annualized net charge-offs of 0.06% for the six months ended June 30, 2018 and 0.06% for the year ended December 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Average loans outstanding	$3,783,662	$2,286,567
Gross loans outstanding at end of period	3,857,963	2,358,675
Allowance for loan losses at beginning of period	26,331	23,649
Provision for loan losses	2,409	1,284
Charge-offs:
Commercial and industrial loans	(588)	(1,888)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(80)	(41)
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	(295)	—
Residential construction	—	—
Consumer and other	(8)	—
Total charge-offs for all loan types	(971)	(1,929)
Recoveries:
Commercial and industrial loans	146	725
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	102
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	22	—
Total recoveries for all loan types	171	827
Net (charge-offs) recoveries	(800)	(1,102)
Allowance for loan losses at end of period	$27,940	$23,831
Allowance for loan losses to total loans	0.72%	1.01%
Net charge-offs to average loans (1)	0.04%	0.06%
Allowance for loan losses to nonperforming loans	89.03%	196.35%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of June 30, 2019, the carrying amount of investment securities totaled $348.2 million, an increase of $10.9 million, or 3.2%, compared with $337.3 million as of December 31, 2018. Securities represented 7.3% of total assets as of June 30, 2019 and 7.2% at December 31, 2018.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$31,170	$312	$(435)	$31,047
Municipal securities	74,082	3,172	—	77,254
Agency mortgage-backed pass-through securities	91,031	1,230	(280)	91,981
Agency collateralized mortgage obligations	100,515	1,176	(110)	101,581
Corporate bonds and other	46,006	336	(32)	46,310
Total	$342,804	$6,226	$(857)	$348,173

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

As of June 30, 2019, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2019, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	June 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,430	3.30%	$15,933	3.68%	$9,807	3.32%	$31,170	3.50%
Municipal securities	3,577	2.09%	7,794	2.83%	22,796	3.59%	39,915	3.73%	74,082	3.52%
Agency mortgage-backed pass-through securities	—	0.00%	169	2.33%	13,980	2.97%	76,882	3.21%	91,031	3.17%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	34,471	2.84%	66,044	3.00%	100,515	2.94%
Corporate bonds and other	9,988	2.57%	25,755	2.51%	1,000	8.00%	9,263	3.73%	46,006	2.89%
Total	$13,565	2.44%	$39,148	2.68%	$88,180	3.27%	$201,911	3.35%	$342,804	3.17%

	December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$999	2.37%	$5,399	3.30%	$—	0.00%	$2,172	2.74%	$8,570	3.05%
Municipal securities	3,772	2.06%	37,422	2.03%	86,391	3.05%	91,483	3.84%	219,068	3.19%
Agency mortgage-backed pass-through securities	—	0.00%	34	4.05%	13,466	2.92%	53,487	3.21%	66,987	3.15%
Corporate bonds and other	10,106	2.36%	30,854	2.56%	1,000	8.00%	4,343	4.17%	46,303	2.78%
Total	$14,877	2.29%	$73,709	2.34%	$100,857	3.09%	$151,485	3.61%	$340,928	3.12%

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

As of June 30, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.78% during the six months ended June 30, 2019 compared with 2.67% for the six months ended June 30, 2018.

Goodwill and Core Deposit Intangible Assets

Our goodwill as of June 30, 2019 was $223.6 million compared to $223.1 million as of December 31, 2018 due to goodwill resulting from the acquisition of the LoweryBank branch in February 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of June 30, 2019 and December 31, 2018, was $24.2 million and $26.6 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net increased by $18.0 million, or 43.1%, to $59.7 million at June 30, 2019 from $41.7 million at December 31, 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which resulted in the Company recognizing a right of use asset of $15.3 million.

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

Total deposits at June 30, 2019 were $3.86 billion, an increase of $198.1 million, or 5.4%, compared with $3.66 billion at December 31, 2018. Noninterest-bearing deposits at June 30, 2019 were $1.17 billion, a decrease of $35.9 million, or 3.0%, compared with $1.21 billion at December 31, 2018. Interest-bearing deposits at June 30, 2019 were $2.69 billion, an increase of $234.0 million, or 9.5%, compared with $2.45 billion at December 31, 2018.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2019, we had a total borrowing capacity of $1.67 billion, of which $1.40 billion was available and $267.3 million was outstanding. FHLB advances of $125.0 million were outstanding at June 30, 2019, at a weighted average interest rate of 2.54%.  Letters of credit were $142.3 million at June 30, 2019, of which $72.2 million will expire during the remaining months of 2019, $67.6 will expire in 2020 and $2.5 million will expire in 2021.

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

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. At June 30, 2019, the balance of the revolving credit agreement was $22.1 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 5.25%, at June 30, 2019, and is paid quarterly.  At June 30, 2019, we believe we were in compliance with our debt covenants and had not been made aware of any noncompliance by the lender.

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

As of June 30, 2019 and December 31, 2018, we had outstanding $1.12 billion and $1.00 billion, respectively, in commitments to extend credit and $16.9 million and $23.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2019 and the year ended December 31, 2018, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $1.50 billion, or 65.5%, for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.0 years and modified duration of 5.4 years at June 30, 2019, and a weighted average life of 6.1 years and modified duration of 5.1 years at December 31, 2018.

As of June 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. In addition, the final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for us on January 1, 2015 with full compliance with all of the requirements phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for us starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The Basel III Rules subject a banking organization to certain limitations on capital distributions, equity repurchases and discretionary bonus payments to executive officers if the organization does not maintain the capital conservation buffer.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2019 and December 31, 2018, the Bank was well capitalized.

Total shareholder’s equity was $704.7 million at June 30, 2019, compared with $703.0 million at December 31, 2018, a slight increase of $1.7 million. This increase was primarily the result of net income of $26.9 million and an increase in accumulated other comprehensive income of $7.1 million offset by the repurchase and cancellation of common stock during the six months ended June 30, 2019.

The following table provides a comparison our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of June 30, 2019
Total capital (to risk weighted assets)	13.27%	8.00%	10.500%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.34%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	11.58%	6.00%	8.500%	N/A
Tier 1 capital (to average assets)	10.17%	4.00%	4.000%	N/A
As of December 31, 2018
Total capital (to risk weighted assets)	13.70%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.76%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	12.01%	6.00%	7.875%	N/A
Tier 1 capital (to average assets)	10.61%	4.00%	4.000%	N/A
Allegiance Bank
As of June 30, 2019
Total capital (to risk weighted assets)	13.71%	8.00%	10.500%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.02%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	12.02%	6.00%	8.500%	8.00%
Tier 1 capital (to average assets)	10.57%	4.00%	4.000%	5.00%
As of December 31, 2018
Total capital (to risk weighted assets)	13.53%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.83%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.83%	6.00%	7.875%	8.00%
Tier 1 capital (to average assets)	10.45%	4.00%	4.000%	5.00%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars and share amounts in thousands, except per share data)
Total Shareholders' equity	$704,701	$319,888	$704,701	$319,888
Less: Goodwill and core deposit intangibles, net	247,873	42,272	247,873	42,272
Tangible shareholders’ equity	$456,828	$277,616	$456,828	$277,616

Shares outstanding at end of period	21,147	13,341	21,147	13,341

Tangible book value per share	$21.60	$20.81	$21.60	$20.81

Net income	$14,248	$7,556	$26,926	$15,267

Average shareholders' equity	$705,162	$317,408	$706,407	$313,498
Less: Average goodwill and core deposit intangibles, net	248,621	42,393	248,947	42,491
Average tangible shareholders’ equity	$456,541	$275,015	$457,460	$271,007

Return on average tangible shareholders' equity(1)	12.52%	11.02%	11.87%	11.36%

Total assets	$4,794,211	$2,966,426	$4,794,211	$2,966,426
Less: Goodwill and core deposit intangibles, net	247,873	42,272	247,873	42,272
Tangible assets	$4,546,338	$2,924,154	$4,546,338	$2,924,154

Tangible equity to tangible assets	10.05%	9.49%	10.05%	9.49%

(1)	Interim periods annualized.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
+300	(0.8)%	0.9%	2.8%	0.2%
+200	(0.5)%	0.9%	2.7%	0.9%
+100	(0.1)%	0.6%	1.9%	1.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.3%	(1.1)%	(3.5)%	(2.7)%

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of June 30, 2019, there were no material changes to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.

(b)None.

(c)The following table summarizes the Company's repurchase activity during the six months ended June 30, 2019.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2019 to January 31, 2019	167,668	762,943	167,668	$35.35
February 1, 2019 to February 28, 2019	92,754	670,189	92,754	$38.00
March 1, 2019 to March 31, 2019	225,993	444,196	225,993	$33.78
April 1, 2019 to April 30, 2019	211,268	232,928	211,268	$36.06
May 1, 2019 to May 31, 2019	232,928	—	232,928	$35.24
June 1, 2019 to June 30, 2019	—	—	—	$—

(1)	Maximum number of shares that may yet be purchased under the publicly announced program.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

On July 29, 2019, the Bank, the wholly-owned subsidiary of the Company, entered into two separate purchase agreements (the “Agreements”) with NewQuest Office Park-Partnership 49 L.P. (the “Seller”), pursuant to which the Bank purchased from the Seller certain real properties (the “Properties”) effective August 1, 2019.  The first property consists of approximately 3.1860 acres of land and a building comprised of approximately 22,412 square feet of leasable area located at 8727 W. Sam Houston Parkway N., Houston, Texas 77040, which has been the Bank’s home office since 2007.  The second property consists of 1.9715 acres of land and a building comprised of approximately 31,609 square feet of leasable area located at 8807 W. Sam Houston Parkway N., Houston, Texas 77040, a portion of which was leased by the Bank for operations.  The purchase price for the Properties was approximately $10.7 million in total. The Agreements contain customary representations and warranties, covenants, closing conditions and termination provisions and are filed herewith as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.1*	Purchase Agreement for Real Property at 8727 W. Sam Houston Parkway., Houston, Texas 77040

10.2*	Purchase Agreement for Real Property at 8807 W. Sam Houston Parkway., Houston, Texas 77040

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: August 1, 2019	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: August 1, 2019	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer