Form 10-Q
period 2019-09-30
Allegiance Bancshares, Inc.
filed 2019-11-01
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of October 30, 2019, the registrant had 20,810,603 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

September 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$246,312	$118,771
Interest-bearing deposits at other financial institutions	54,307	150,176
Total cash and cash equivalents	300,619	268,947
Available for sale securities, at fair value	353,000	337,293
Loans held for investment	3,886,004	3,708,306
Less: allowance for loan losses	(29,808)	(26,331)
Loans, net	3,856,196	3,681,975
Accrued interest receivable	15,201	17,010
Premises and equipment, net	67,175	41,717
Other real estate owned	8,333	630
Federal Home Loan Bank stock	14,138	10,941
Bank owned life insurance	26,947	26,480
Goodwill	223,642	223,125
Core deposit intangibles, net	23,053	26,587
Other assets	17,536	20,544
TOTAL ASSETS	$4,905,840	$4,655,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,227,839	$1,209,300
Interest-bearing
Demand	340,754	366,905
Money market and savings	1,114,233	879,840
Certificates and other time	1,214,659	1,206,491
Total interest-bearing deposits	2,669,646	2,453,236
Total deposits	3,897,485	3,662,536
Accrued interest payable	4,915	2,812
Borrowed funds	159,501	225,493
Subordinated debt	107,771	48,899
Other liabilities	29,860	12,525
Total liabilities	4,199,532	3,952,265
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,736,779 shares issued and outstanding at September 30, 2019 and 21,937,740 shares issued and outstanding at December 31, 2018	20,737	21,938
Capital surplus	529,688	571,803
Retained earnings	149,389	112,131
Accumulated other comprehensive income (loss)	6,494	(2,888)
Total shareholders’ equity	706,308	702,984
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,905,840	$4,655,249

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,790	$32,988	$165,995	$94,951
Securities:
Taxable	2,090	636	4,909	1,881
Tax-exempt	483	1,447	2,465	4,357
Deposits in other financial institutions	302	265	1,391	731
Total interest income	58,665	35,336	174,760	101,920
INTEREST EXPENSE:
Demand, money market and savings deposits	4,975	1,248	13,216	3,111
Certificates and other time deposits	6,909	4,051	20,173	10,120
Borrowed funds	1,183	1,272	4,128	3,780
Subordinated debt	761	729	2,232	2,168
Total interest expense	13,828	7,300	39,749	19,179
NET INTEREST INCOME	44,837	28,036	135,011	82,741
Provision for loan losses	2,597	—	5,006	1,284
Net interest income after provision for loan losses	42,240	28,036	130,005	81,457
NONINTEREST INCOME:
Nonsufficient funds fees	168	175	469	565
Service charges on deposit accounts	379	177	1,069	506
Gain on sale of securities	—	—	846	—
Gain on sale of other real estate	—	—	71	1
Bank owned life insurance income	153	137	467	416
Rebate from correspondent bank	900	613	2,680	1,621
Other	1,289	826	4,421	2,270
Total noninterest income	2,889	1,928	10,023	5,379
NONINTEREST EXPENSE:
Salaries and employee benefits	20,221	12,965	59,320	38,537
Net occupancy and equipment	1,973	1,281	6,139	3,886
Depreciation	822	490	2,331	1,330
Data processing and software amortization	2,058	1,226	5,390	3,635
Professional fees	667	303	1,793	1,339
Regulatory assessments and FDIC insurance	(41)	505	1,489	1,533
Core deposit intangibles amortization	1,178	195	3,534	586
Communications	455	262	1,353	769
Advertising	449	351	1,770	1,021
Acquisition and merger-related expenses	—	196	1,326	821
Other	2,227	1,390	6,759	4,284
Total noninterest expense	30,009	19,164	91,204	57,741
INCOME BEFORE INCOME TAXES	15,120	10,800	48,824	29,095
Provision for income taxes	3,073	1,921	9,851	4,949
NET INCOME	$12,047	$8,879	$38,973	$24,146
EARNINGS PER SHARE:
Basic	$0.57	$0.66	$1.83	$1.81
Diluted	$0.57	$0.65	$1.81	$1.77

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$12,047	$8,879	$38,973	$24,146
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	2,862	(2,265)	12,712	(8,106)
Reclassification of gain realized through the sale of securities	—	—	(846)	—
Total other comprehensive income (loss)	2,862	(2,265)	11,866	(8,106)
Deferred tax (expense) benefit related to other comprehensive income	(601)	476	(2,484)	1,774
Other comprehensive income (loss), net of tax	2,261	(1,789)	9,382	(6,332)
Comprehensive income	$14,308	$7,090	$48,355	$17,814

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(in thousands, except share data)
BALANCE AT JUNE 30, 2018	13,340,919	$13,341	$220,665	$90,089	$(4,207)	$319,888
Net income				8,879		8,879
Other comprehensive loss					(1,789)	(1,789)
Common stock issued in connection with the exercise of stock options and restricted stock awards	55,784	56	717			773
Stock based compensation expense			380			380
BALANCE AT SEPTEMBER 30, 2018	13,396,703	$13,397	$221,762	$98,968	$(5,996)	$328,131

BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701
Net income				12,047		12,047
Other comprehensive income					2,261	2,261
Common stock issued in connection with the exercise of stock options and restricted stock awards	20,590	21	475			496
Repurchase of common stock	(430,990)	(431)	(13,555)			(13,986)
Stock based compensation expense			789			789
BALANCE AT SEPTEMBER 30, 2019	20,736,779	$20,737	$529,688	$149,389	$6,494	$706,308

BALANCE AT DECEMBER 31, 2017	13,226,826	$13,227	$218,408	$74,894	$336	$306,865
Net income				24,146		24,146
Other comprehensive loss					(6,332)	(6,332)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)		(72)
Common stock issued in connection with the exercise of stock options and restricted stock awards	169,877	170	2,139			2,309
Stock based compensation expense			1,215			1,215
BALANCE AT SEPTEMBER 30, 2018	13,396,703	$13,397	$221,762	$98,968	$(5,996)	$328,131

BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				38,973		38,973
Other comprehensive income					9,382	9,382
Common stock issued in connection with the exercise of stock options and restricted stock awards	160,640	160	1,402			1,562
Repurchase of common stock	(1,361,601)	(1,361)	(45,794)			(47,155)
Stock based compensation expense			2,277			2,277
BALANCE AT SEPTEMBER 30, 2019	20,736,779	$20,737	$529,688	$149,389	$6,494	$706,308

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,973	$24,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,865	1,916
Provision for loan losses	5,006	1,284
Net amortization of premium on investments	2,613	2,413
Excess tax benefit related to the exercise of stock options	(105)	(420)
Bank owned life insurance income	(467)	(416)
Net accretion of discount on loans	(7,112)	(207)
Net accretion of discount on subordinated debt	83	82
Net accretion of discount on certificates of deposit	(287)	(3)
Net gain on the sale or write down of premises, equipment and other real estate	(71)	(1)
Net gain on sale of securities	(846)	—
Federal Home Loan Bank stock dividends	(332)	(268)
Stock based compensation expense	2,277	1,215
Net change in lease right-of-use assets	1,467	—
Decrease (increase) in accrued interest receivable and other assets	1,340	(2,846)
Increase in accrued interest payable and other liabilities	6,359	5,563
Net cash provided by operating activities	54,763	32,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,245,919	2,014,951
Proceeds from sales of available for sale securities	149,366	—
Purchase of available for sale securities	(2,401,762)	(2,015,970)
Net change in total loans	(135,197)	(172,625)
Purchase of bank premises and equipment	(12,279)	(1,857)
Net (purchases) redemptions of Federal Home Loan Bank stock	(2,865)	1,279
Net cash paid for the LoweryBank branch acquisition	(32,867)	—
Net cash (used in) provided by investing activities	(189,685)	(174,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	4,659	106,595
Net increase in interest-bearing deposits	214,828	113,225
Paydowns on borrowed funds	(65,992)	(71,000)
Proceeds from subordinated notes issuance, net of offering expenses	58,692	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	1,562	2,309
Repurchase of common stock	(47,155)	—
Net cash provided by financing activities	166,594	151,129
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,672	9,365
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268,947	182,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$300,619	$191,468
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$8,000	$4,700
Interest paid	37,645	17,682
Operating lease cash flows	2,713	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset	$13,277	$—
Loans transferred to other real estate	7,703	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service bank offices in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of September 30, 2019. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has formed a cross functional team and, with the assistance of a third-party provider, is assessing the Company's data and system needs to evaluate the impact that adoption of this standard will have on the financial condition and results of operations of the Company. The Company expects the adoption of ASU 2016-13 to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and reasonably estimate expected credit losses in accordance with the standard. The Company has developed its current expected credit loss estimation model and is working through its implementation plan which includes documentation of processes, internal controls and data sources; model development and documentation; and system configuration. The Company plans to implement the cohort method to estimate expected credit losses.  This method will estimate credit losses over a forecast horizon and revert to long term historical loss experience.  The cohort method also incorporates reasonable and supportable forecasts of economic conditions into the estimate which will require significant judgement. The Company will continue to perform and enhance parallel runs throughout 2019 as new processes, policies and controls are finalized. The impact of the standard will depend on the composition of the Company’s portfolio as well as economic conditions and forecasts at the time of adoption.

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

As of September 30, 2019, the Company finalized its valuation of all assets and liabilities acquired, resulting in no changes to preliminary acquisition accounting adjustments.  A summary of the purchase price allocation is as follows (in thousands):

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

The fair value of net assets acquired includes fair value adjustments to certain acquired loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. The following presents details of all loans acquired as of October 1, 2018:

	Contractual Balance	Fair Value	Discount
	(Dollars in thousands)
Commercial and industrial	$221,098	$217,204	$(3,894)
Real estate:
Commercial real estate (including multi-family residential)	450,947	443,512	(7,435)
Commercial real estate construction and land development	167,386	165,387	(1,999)
1-4 family residential (including home equity)	288,304	285,099	(3,205)
Residential construction	23,812	23,812	-
Consumer and other	29,684	29,267	(417)
Total loans	$1,181,231	$1,164,281	$(16,950)

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

The Company incurred approximately $1.3 million of pre-tax acquisition and merger-related expenses reflected on the Company’s income statement during the nine months ended September 30, 2019 related to the Post Oak acquisition.

2019 Acquisition

Acquisition of LoweryBank Branch—On February 1, 2019, the Bank completed the acquisition of LoweryBank, the Sugar Land location of Huntington State Bank. The Bank paid $32.9 million in cash to acquire certain assets which included approximately $45.0 million in loans and assumed approximately $16.0 million in customer deposits. The Bank consolidated its existing Sugar Land bank office into this new bank office location, which was less than one mile away. The acquisition of LoweryBank was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company recognized goodwill of $578 thousand which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, which is expected to be deductible for tax purposes. Income and expense generated from acquired assets and liabilities assumed would not have a material impact, therefore, proforma numbers are not presented.

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$39,389	$3,274
Amortization	—	(586)
Balance as of September 30, 2018	39,389	2,688
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(3,534)
Balance as of September 30, 2019	$223,642	$23,053

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2019, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2019 is as follows (dollars in thousands):

Remaining 2019	$1,179
2020	3,922
2021	3,296
2022	3,003
2023	2,323
Thereafter	9,330
Total	$23,053

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$30,250	$332	$(325)	$30,257
Municipal securities	71,782	4,034	—	75,816
Agency mortgage-backed pass-through securities	97,374	1,779	(126)	99,027
Agency collateralized mortgage obligations	99,702	2,138	(166)	101,674
Corporate bonds and other	45,661	580	(15)	46,226
Total	$344,769	$8,863	$(632)	$353,000

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

As of September 30, 2019, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2019, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$29,040	$29,136
Due after one year through five years	21,274	21,722
Due after five years through ten years	49,782	51,194
Due after ten years	47,597	50,247
Subtotal	147,693	152,299
Agency mortgage-backed pass through and collateralized mortgage obligation securities	197,076	200,701
Total	$344,769	$353,000

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$22,651	$(324)	$438	$(1)	$23,089	$(325)
Agency mortgage-backed pass-through securities	9,819	(62)	8,578	(64)	18,397	(126)
Agency collateralized mortgage obligations	17,005	(166)	—	—	17,005	(166)
Corporate bonds and other	—	—	1,505	(15)	1,505	(15)
Total	$49,475	$(552)	$10,521	$(80)	$59,996	$(632)

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$999	$—	$1,417	$(46)	$2,416	$(46)
Municipal securities	10,140	(29)	136,934	(3,512)	147,074	(3,541)
Agency mortgage-backed pass-through securities	17,168	(209)	22,819	(820)	39,987	(1,029)
Corporate bonds and other	13,634	(35)	29,014	(655)	42,648	(690)
Total	$41,941	$(273)	$190,184	$(5,033)	$232,125	$(5,306)

There were no securities sold during the three months ended September 30, 2019.  The Company sold $149.4 million in securities and recorded gross gains of $1.4 million and gross losses of $576 thousand for a net gain of $846 thousand during the nine months ended September 30, 2019. There were no securities sold during the three months and nine months ended September 30, 2018.  At September 30, 2019 and December 31, 2018, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $25.2 million at September 30, 2019 and $28.9 million at December 31, 2018, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial and industrial	$675,055	$702,037
Mortgage warehouse	36,594	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,859,721	1,650,912
Commercial real estate construction and land development	386,723	430,128
1-4 family residential (including home equity)	695,520	649,311
Residential construction	189,608	186,411
Consumer and other	42,783	41,233
Total loans	3,886,004	3,708,306
Allowance for loan losses	(29,808)	(26,331)
Loans, net	$3,856,196	$3,681,975

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at September 30, 2019 are presented in the table below (dollars in thousands):

	As of September 30, 2019	As of December 31, 2018
Outstanding balance	$20,206	$26,862
Less: Discount	(2,991)	(3,599)
Recorded investment	$17,215	$23,263

Acquired loans were recorded through acquisition accounting without an allowance. There was an allocation of $231 thousand established in the allowance for loan losses relating to PCI loans at September 30, 2019.

Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 were as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$2,195	$436
Measurement period adjustment	-	2,674
Additions	-	-
Reclassifications from nonaccretable	88	301
Accretion	(379)	(1,507)
Balance at September 30, 2019	$1,904	$1,904

There were no PCI loans at September 30, 2018.

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is as follows:

	September 30, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$4,162	$—	$4,162	$8,033	$662,860	$675,055
Mortgage warehouse	—	—	—	—	36,594	36,594
Real estate:
Commercial real estate (including multi-family residential)	9,203	—	9,203	15,356	1,835,162	1,859,721
Commercial real estate construction and land development	147	—	147	9,050	377,526	386,723
1-4 family residential (including home equity)	2,585	—	2,585	1,992	690,943	695,520
Residential construction	932	—	932	—	188,676	189,608
Consumer and other	93	—	93	184	42,506	42,783
Total loans	$17,122	$—	$17,122	$34,615	$3,834,267	$3,886,004

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,951	$—	$1,951	$10,861	$689,225	$702,037
Mortgage warehouse	—	—	—	—	48,274	48,274
Real estate:
Commercial real estate (including multi-family residential)	3,502	—	3,502	17,776	1,629,634	1,650,912
Commercial real estate construction and land development	1,300	—	1,300	974	427,854	430,128
1-4 family residential (including home equity)	3,643	—	3,643	3,201	642,467	649,311
Residential construction	—	—	—	—	186,411	186,411
Consumer and other	91	—	91	141	41,001	41,233
Total loans	$10,487	$—	$10,487	$32,953	$3,664,866	$3,708,306

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of September 30, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,568	$3,683	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,715	6,795	—
Commercial real estate construction and land development	9,050	9,050	—
1-4 family residential (including home equity)	1,598	1,598	—
Residential construction	—	—	—
Consumer and other	57	57	—
Total	20,988	21,183	—
With an allowance recorded:
Commercial and industrial	8,450	8,845	4,354
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,749	11,749	2,236
Commercial real estate construction and land development	3,114	3,114	191
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	32	32	28
Total	23,345	23,740	6,809
Total:
Commercial and industrial	12,018	12,528	4,354
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,464	18,544	2,236
Commercial real estate construction and land development	12,164	12,164	191
1-4 family residential (including home equity)	1,598	1,598	—
Residential construction	—	—	—
Consumer and other	89	89	28
	$44,333	$44,923	$6,809

	As of December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,354	$4,771	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,322	11,322	—
Commercial real estate construction and land development	1,326	1,326	—
1-4 family residential (including home equity)	2,742	2,741	—
Residential construction	—	—	—
Consumer and other	3	3	—
Total	19,747	20,163	—
With an allowance recorded:
Commercial and industrial	9,150	9,545	3,898
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,542	11,542	2,641
Commercial real estate construction and land development	3,114	3,114	190
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	23,806	24,201	6,729
Total:
Commercial and industrial	13,504	14,316	3,898
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	22,864	22,864	2,641
Commercial real estate construction and land development	4,440	4,440	190
1-4 family residential (including home equity)	2,742	2,741	—
Residential construction	—	—	—
Consumer and other	3	3	—
	$43,553	$44,364	$6,729

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,268	$94	$12,979	$119
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,762	86	18,242	181
Commercial real estate construction and land development	12,005	52	695	5
1-4 family residential (including home equity)	1,609	—	2,993	4
Residential construction	—	—	—	—
Consumer and other	91	1	—	—
Total	$44,735	$233	$34,909	$309

	Nine Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,265	$261	$13,370	$316
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,453	279	18,409	497
Commercial real estate construction and land development	10,263	140	600	8
1-4 family residential (including home equity)	1,641	4	3,033	9
Residential construction	—	—	—	—
Consumer and other	96	—	—	—
Total	$43,718	$684	$35,412	$830

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

Based on the most recent analysis performed, the risk category of loans by class of loan at September 30, 2019 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$633,253	$9,167	$7,547	$25,008	$80	$675,055
Mortgage warehouse	36,594	—	—	—	—	36,594
Real estate:
Commercial real estate (including multi-family residential)	1,782,152	30,240	7,891	39,438	—	1,859,721
Commercial real estate construction and land development	372,601	1,296	1,350	11,476	—	386,723
1-4 family residential (including home equity)	663,642	15,720	7,214	8,944	—	695,520
Residential construction	184,410	2,867	2,331	—	—	189,608
Consumer and other	42,203	7	335	238	—	42,783
Total loans	$3,714,855	$59,297	$26,668	$85,104	$80	$3,886,004

The following table presents the risk category of loans by class of loan at December 31, 2018:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$656,783	$9,696	$13,874	$21,684	$—	$702,037
Mortgage warehouse	48,274	—	—	—	—	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,570,243	29,702	7,101	43,866	—	1,650,912
Commercial real estate construction and land development	424,460	729	2,149	2,790	—	430,128
1-4 family residential (including home equity)	629,657	3,797	4,216	11,641	—	649,311
Residential construction	186,411	—	—	—	—	186,411
Consumer and other	40,673	31	301	228	—	41,233
Total loans	$3,556,501	$43,955	$27,641	$80,209	$—	$3,708,306

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2019	$8,255	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940
Provision for loan losses	1,322	—	613	(222)	608	247	29	2,597

Charge-offs	(769)	—	—	(44)	—	—	—	(813)
Recoveries	84	—	—	—	—	—	—	84
Net charge-offs	(685)	—	—	(44)	—	—	—	(729)
Balance September 30, 2019	$8,892	$—	$13,553	$1,991	$3,984	$1,251	$137	$29,808

Nine Months Ended
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	1,668	—	1,729	(689)	2,037	211	50	5,006

Charge-offs	(1,357)	—	(80)	(44)	(295)	—	(8)	(1,784)
Recoveries	230	—	3	—	—	—	22	255
Net (charge-offs) recoveries	(1,127)	—	(77)	(44)	(295)	—	14	(1,529)
Balance September 30, 2019	$8,892	$—	$13,553	$1,991	$3,984	$1,251	$137	$29,808

Allowance for loan losses:
Three Months Ended
Balance June 30, 2018	$9,154	$—	$9,203	$2,288	$2,189	$914	$83	$23,831
Provision for loan losses	(621)	—	(2)	447	35	153	(12)	—

Charge-offs	(235)	—	—	—	(25)	—	—	(260)
Recoveries	15	—	—	—	—	—	—	15
Net charge-offs	(220)	—	—	—	(25)	—	—	(245)
Balance September 30, 2018	$8,313	$—	$9,201	$2,735	$2,199	$1,067	$71	$23,586

Nine Months Ended
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,002	—	(1,113)	210	84	125	(24)	1,284

Charge-offs	(2,123)	—	(41)	—	(25)	—	—	(2,189)
Recoveries	740	—	102	—	—	—	—	842
Net (charge-offs) recoveries	(1,383)	—	61	—	(25)	—	—	(1,347)
Balance September 30, 2018	$8,313	$—	$9,201	$2,735	$2,199	$1,067	$71	$23,586

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2019
Individually evaluated for impairment	$4,354	$—	$2,236	$191	$—	$—	$28	$6,809
Collectively evaluated for impairment	4,509	-	11,198	1,792	3,909	1,251	109	22,768
PCI	29	—	119	8	75	—	—	231
Total allowance for loan losses	$8,892	$—	$13,553	$1,991	$3,984	$1,251	$137	$29,808
December 31, 2018
Individually evaluated for impairment	$3,898	$—	$2,641	$190	$—	$—	$—	$6,729
Collectively evaluated for impairment	4,453	—	9,260	2,534	2,242	1,040	73	19,602
Total allowance for loan losses	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2019 and December 31, 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2019
Individually evaluated for impairment	$12,018	$—	$18,464	$12,164	$1,598	$—	$89	$44,333
Collectively evaluated for impairment	663,037	36,594	1,841,257	374,559	693,922	189,608	42,694	3,841,671
Total loans evaluated for impairment	$675,055	$36,594	$1,859,721	$386,723	$695,520	$189,608	$42,783	$3,886,004
December 31, 2018
Individually evaluated for impairment	$13,504	$—	$22,864	$4,440	$2,742	$—	$3	$43,553
Collectively evaluated for impairment	688,533	48,274	1,628,048	425,688	646,569	186,411	41,230	3,664,753
Total loans evaluated for impairment	$702,037	$48,274	$1,650,912	$430,128	$649,311	$186,411	$41,233	$3,708,306

Troubled Debt Restructurings

As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $27.5 million and $33.1 million, respectively. The Company allocated $4.5 million and $3.0 million of specific reserves for troubled debt restructurings at September 30, 2019 and December 31, 2018, respectively.

The following tables present information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30,
	2019			2018
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	4	$1,502	$1,502	1	$200	$200
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$1,502	$1,502	1	$200	$200

	Nine Months Ended September 30,
	2019			2018
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	11	$2,069	$2,069	9	$1,797	$1,797
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	303	303	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	396	396	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	1	38	38	—	—	—
Total	14	$2,806	$2,806	9	$1,797	$1,797

Troubled debt restructurings resulted in a $251 thousand charge-off during the three and nine months ended September 30, 2019.  Troubled debt restructurings resulted in charge-offs of $55 thousand and $72 thousand during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, seven loans for a total of $4.7 million were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2019.  As of September 30, 2018, a $29 thousand loan was modified under a troubled debt restructurings during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2018. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and nine months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, the Company added $2.8 million in new troubled debt restructurings, of which $2.7 million was still outstanding on September 30, 2019. During the nine months ended September 30, 2018, the Company added $1.8 million in new troubled debt restructurings, all of which were still outstanding on September 30, 2018.

6. LEASES

Lease payments over the expected term are discounted using the Company’s incremental borrowing rate for borrowings of similar terms. Generally, the Company cannot be reasonably certain about whether or not it will renew a lease until such time as the lease is within the last two years of the existing lease term. When the Company is reasonably certain that a renewal option will be exercised, it measures/remeasures the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, the Company generally assumes an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2019.

At September 30, 2019, the Company leased 14 branch locations and office space along with equipment. On the September 30, 2019 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the third quarter 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Operating lease costs classified as occupancy and equipment expense were $848 thousand and $2.7 million for the three and nine months ended September 30, 2019, respectively.  Included in these amounts were short-term lease costs of $132 thousand and $506 thousand for the three and nine months ended September 30, 2019, respectively.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at or for the nine months ended September 30, 2019 is as follows (dollars in thousands):

Balance Sheet:
Operating lease asset classified as premises and equipment	$11,810
Operating lease liability classified as other liabilities	12,116
Income Statement:
Operating lease cost classified as occupancy and equipment expense	$2,733
Weighted average lease term, in years	5.70
Weighted average discount rate	3.19%

A maturity analysis of the Company’s lease liabilities at September 30, 2019 is as follows (dollars in thousands):

Lease payments due:
Within one year	$2,885
After one but within two years	2,867
After two but within three years	2,608
After three but within four years	2,204
After four but within five years	1,596
After five years	3,293
Total lease payments	$15,453
Discount on cash flows	(3,337)
Total lease liability	$12,116

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$300,619	$300,619	$—	$—	$300,619
Available for sale securities	353,000	—	353,000	—	353,000
Loans held for investment, net of allowance	3,856,196	—	—	3,888,672	3,888,672
Accrued interest receivable	15,201	9	1,560	13,632	15,201
Financial liabilities
Deposits	$3,897,485	$—	$3,902,191	$—	$3,902,191
Accrued interest payable	4,915	—	4,915	—	4,915
Borrowed funds	159,501	—	159,501	—	159,501
Subordinated debt	107,771	—	107,771	—	107,771

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$268,947	$268,947	$—	$—	$268,947
Available for sale securities	337,293	—	337,293	—	337,293
Loans held for investment, net of allowance	3,681,975	—	—	3,674,241	3,674,241
Accrued interest receivable	17,010	65	3,498	13,447	17,010
Financial liabilities
Deposits	$3,662,536	$—	$3,653,244	$—	$3,653,244
Accrued interest payable	2,812	—	2,812	—	2,812
Borrowed funds	225,493	—	230,445	—	230,445
Subordinated debt	48,899	—	49,663	—	49,663

The following tables present fair values for assets measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$30,257	$—	$30,257
Municipal securities	—	75,816	—	75,816
Agency mortgage-backed pass-through securities	—	99,027	—	99,027
Agency collateralized mortgage obligations	—	101,674		101,674
Corporate bonds and other	—	46,226	—	46,226
Total	$—	$353,000	$—	$353,000

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. Government and agency securities	$—	$8,685	$—	$8,685
Municipal securities	—	216,785	—	216,785
Agency mortgage-backed pass-through securities	—	66,195	—	66,195
Corporate bonds and other	—	45,628	—	45,628
Total	$—	$337,293	$—	$337,293

There were no liabilities measured at fair value on a recurring basis as of September 30, 2019 or December 31, 2018. There were no transfers between levels during the nine months ended September 30, 2019 or 2018.

The following table presents certain assets and liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,096
Commercial real estate (including multi- family residential)	—	—	9,513
Commercial real estate construction and land development	—	—	2,923
Consumer and other	—	—	4
Other real estate owned	—	—	8,333
	$—	$—	$24,869

	As of December 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,252
Commercial real estate (including multi- family residential)	—	—	8,901
Commercial real estate construction and land development	—	—	2,924
Other real estate owned	—	—	630
	$—	$—	$17,707

Impaired Loans with Specific Allocation of Allowance

During the nine months ended September 30, 2019 and the year ended December 31, 2018, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2019, the total reported fair value of impaired loans of $16.5 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $23.3 million that was reduced by specific allowance allocations totaling $6.8 million. At December 31, 2018, the total reported fair value of impaired loans of $17.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $23.8 million that was reduced by specific allowance allocations totaling $6.7 million.

Other Real Estate Owned

At September 30, 2019, the $8.3 million balance of other real estate owned consisted of three foreclosed commercial real estate properties, one commercial tract of land, one residential vacant lot and one foreclosed residential rental property recorded as a result of obtaining the physical possession of the property.  The Company had $630 thousand of other real estate owned at December 31, 2018.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at September 30, 2019 and December 31, 2018 were $488.0 million and $509.3 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$244,325
After one but within two years	624,573
After two but within three years	145,761
After three but within four years	102,882
After four but within five years	97,118
Total	$1,214,659

The Company had $276.3 million and $235.1 million of brokered deposits as of September 30, 2019 and December 31, 2018, respectively. There were no major concentrations of deposits with any one depositor at September 30, 2019 and December 31, 2018.

9. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2019, the Company had a total borrowing capacity of $1.67 billion, of which $1.41 billion was available and $261.8 million was outstanding. FHLB advances of $125.0 million were outstanding at September 30, 2019, at a weighted average interest rate of 2.54%.  Letters of credit were $136.8 million at September 30, 2019, of which $45.5 million will expire during the remaining months of 2019, $88.8 million will expire in 2020 and $2.5 million will expire in 2021.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At September 30, 2019, the balance of the revolving credit agreement was $34.6 million.  The credit agreement contains certain restrictive covenants. At September 30, 2019, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.75%, at September 30, 2019, and is paid quarterly.

10. SUBORDINATED DEBT

Junior Subordinated Debentures

On January 1, 2015, the Company acquired F&M Bancshares, Inc. and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at September 30, 2019 of $9.5 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2019, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2019 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2019 was 2.1252%.
(2)	All debentures are currently callable.

Subordinated Notes

In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. The Bank Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million.

The Bank Notes bear a fixed interest rate of 5.25% per annum until (but excluding) December 15, 2022, payable semi-annually in arrears. From December 15, 2022, the Bank Notes will bear a floating rate of interest equal to 3-Month LIBOR + 3.03% until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes will be redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders.

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.7 million. The Company intends to use the net proceeds from the offering to support its growth and for general corporate purposes.

The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 313 basis points (3.13%) for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.

11. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2019, income tax expense was $3.1 million and $9.9 million, respectively, compared with $1.9 million and $4.9 million for the three and nine months ended September 30, 2018, respectively.  The effective income tax rate for the three and nine months ended September 30, 2019 was 20.3% and 20.2%, respectively, compared to 17.8% and 17.0% for the three and nine months ended September 30, 2018, respectively.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and nine months ended September 30, 2019. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2015.

12. STOCK BASED COMPENSATION

At September 30, 2019, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $789 thousand and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $380 thousand and $1.2 million for the three and nine months ended September 30, 2018, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of September 30, 2019. Options are exercisable for up to 10 years from the date of the grant and are generally fully vested four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the nine months ended September 30, 2019 is set forth below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2018	802	$18.88	4.61	$10,830
Options granted	—	—
Options exercised	(98)	15.89
Options forfeited	(4)	27.85
Options outstanding, September 30, 2019	700	$19.25	3.98	$8,983
Options vested and exercisable, September 30, 2019	646	$18.28	3.71	$8,924
As of September 30, 2019, there was $509 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.99 years.

Restricted Stock Awards

During the nine months ended September 30, 2019, the Company issued 84,522 shares of restricted stock. The forfeiture restrictions on restricted shares generally lapse over a period of four years, and the shares are considered outstanding at the date of issuance. The Company accounts for restricted stock grants by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2019 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2018	143	$37.48
Share awards granted	85	34.95
Share awards vested	(17)	33.75
Unvested share awards forfeited or cancelled	(19)	38.50
Nonvested share awards outstanding, September 30, 2019	192	$36.44

As of September 30, 2019, there was $6.7 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 3.22 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$517,669	$556,833	$471,440	$530,546
Standby letters of credit	13,491	3,843	14,217	9,067
Total	$531,160	$560,676	$485,657	$539,613

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.70% with a weighted average maturity and rate of 3.24 years and 5.22%, respectively. As of December 31, 2018, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.70% with a weighted average maturity and rate of 2.94 years and 5.26%, respectively.

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

14. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. Management believes as of September 30, 2019 and December 31, 2018 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at September 30, 2019 and December 31, 2018:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2019
Total Capital (to risk weighted assets)	$590,698	14.70%	$321,431	8.00%	$421,878	10.500%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	453,119	11.28%	180,805	4.50%	281,252	7.000%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	462,616	11.51%	241,073	6.00%	341,520	8.500%	N/A	N/A
Tier 1 Capital (to average tangible assets)	462,616	10.06%	184,030	4.00%	184,030	4.000%	N/A	N/A
As of December 31, 2018
Total Capital (to risk weighted assets)	$531,453	13.70%	$310,295	8.00%	$383,020	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	456,223	11.76%	174,541	4.50%	247,266	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	465,637	12.01%	232,721	6.00%	305,446	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	465,637	10.61%	175,621	4.00%	175,621	4.000%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2019
Total Capital (to risk weighted assets)	$562,604	14.01%	$321,287	8.00%	$421,689	10.500%	$401,609	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	493,213	12.28%	180,724	4.50%	281,126	7.000%	261,046	6.50%
Tier 1 Capital (to risk weighted assets)	493,213	12.28%	240,965	6.00%	341,368	8.500%	321,287	8.00%
Tier 1 Capital (to average tangible assets)	493,213	10.73%	183,922	4.00%	183,922	4.000%	229,903	5.00%
As of December 31, 2018
Total Capital (to risk weighted assets)	$524,660	13.53%	$310,179	8.00%	$382,877	9.875%	$387,724	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	458,844	11.83%	174,476	4.50%	247,174	6.375%	252,021	6.50%
Tier 1 Capital (to risk weighted assets)	458,844	11.83%	232,634	6.00%	305,333	7.875%	310,179	8.00%
Tier 1 Capital (to average tangible assets)	458,844	10.45%	175,552	4.00%	175,552	4.000%	219,440	5.00%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$12,047		$8,879		$38,973		$24,146
Basic:
Weighted average shares outstanding	20,981	$0.57	13,371	$0.66	21,321	$1.83	13,320	$1.81
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	275		266		270		285
Total	21,256	$0.57	13,637	$0.65	21,591	$1.81	13,605	$1.77

Stock options for 51,875 shares were not considered in computing diluted earnings per common share as of September 30, 2019 as they were antidilutive.  There were no antidilutive shares as of September 30, 2018.

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

Further, these forward-looking statements speak only as of the date on which they were made and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life, is not amortized, but tested for impairment. Goodwill is the only intangible asset with an indefinite life on our balance sheet. We perform our annual impairment review during the fourth quarter, as of October 1st.  However, if we become aware of quantitative or qualitative data that suggests goodwill impairment has occurred, we will test on an interim basis as well.  At September 30, 2019, our book value per share was higher than our market value per share, so we performed an interim assessment as of September 30 and concluded there was no evidence of impairment.

Recently Issued Accounting Pronouncements

We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Results of Operations

Net income was $12.0 million, or $0.57 per diluted share, for the third quarter 2019 compared to $8.9 million, or $0.65 per diluted share, for the third quarter 2018. The third quarter 2019 results included $1.4 million of pre-tax severance expense.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.98%, 6.73% and 10.33%, respectively, compared to 1.18%, 10.80% and 12.40%, respectively, for the three months ended September 30, 2019 and 2018, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 62.88% for the third quarter 2019 from 63.95% for the third quarter 2018. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation.

Net income was $39.0 million, or $1.81 per diluted share, for the nine months ended September 30, 2019 compared to $24.1 million, or $1.77 per diluted share, for the nine months ended September 30, 2018. The nine months ended September 30, 2019 results include $1.4 million of pre-tax severance expense and $1.3 million of acquisition and merger-related expenses.  The nine months ended September 30, 2018 results include $1.8 million and $821 thousand of core system and acquisition and merger-related expenses, respectively.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.09%, 7.36% and 11.35%, respectively, compared to 1.10%, 10.16% and 11.72%, respectively, for the nine months ended

September 30, 2019 and 2018, respectively. The efficiency ratio decreased to 63.25% for the nine months ended September 30, 2019 from 65.52% for the nine months ended September 30, 2018.

Net Interest Income

Three months ended September 30, 2019 compared with three months ended September 30, 2018. Net interest income before the provision for loan losses for the three months ended September 30, 2019 was $44.8 million compared with $28.0 million for the three months ended September 30, 2018, an increase of $16.8 million, or 59.9%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances from the acquisitions of Post Oak and LoweryBank, as well as organic growth for the year.

Interest income was $58.7 million for the three months ended September 30, 2019, an increase of $23.3 million, or 66.0%, compared with the three months ended September 30, 2018, primarily due to an increase of $22.8 million of interest income and fees on loans as a result of the Post Oak acquisition, organic growth and increased yield on loans.  Average loans outstanding increased $1.49 billion, or 62.3%, for the same period. The average yield on loans also increased to 5.72% for the three months ended September 30, 2019 from 5.49% for the same period in 2018.  Additionally, interest income during the three months ended September 30, 2019 and 2018 included acquisition accounting loan discount accretion of $1.9 million and $0, respectively.

Interest expense was $13.8 million for the three months ended September 30, 2019, an increase of $6.5 million, or 89.4%, compared to the three months ended September 30, 2018. This increase was primarily due to higher funding costs on FHLB borrowings and interest-bearing deposits, as well as the increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities increased to 188 basis points for the three months ended September 30, 2019 compared to 153 basis points for the same period in 2018. Average interest-bearing liabilities increased $1.02 billion for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to deposits acquired in the Post Oak acquisition and organic deposit growth.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2019 was 4.16%, an increase of 6 basis points compared to 4.10% for the three months ended September 30, 2018. The increase in the net interest margin on a tax equivalent basis was primarily due to the impact of net acquisition accounting adjustments partially offset by the increase in funding costs on interest-bearing deposits and borrowed funds. The impact of net acquisition accounting adjustments of $2.0 million on the tax equivalent net interest margin was an increase of 19 basis points for the three months ended September 30, 2019. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the third quarter 2019 increased by 30 basis points and 35 basis points, respectively, over the same period in 2018.  The average yield on interest-earning assets, 5.43%, and the average rate paid on interest-bearing liabilities, 1.88%, as of September 30, 2019, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended September 30, 2019 and 2018, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$3,870,205	$55,790	5.72%	$2,384,966	$32,988	5.49%
Securities	359,392	2,573	2.84%	304,254	2,083	2.72%
Deposits in other financial institutions	55,070	302	2.17%	47,518	265	2.21%
Total interest-earning assets	4,284,667	$58,665	5.43%	2,736,738	$35,336	5.12%
Allowance for loan losses	(28,593)			(24,059)
Noninterest-earning assets	600,004			276,997
Total assets	$4,856,078			$2,989,676

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$332,652	$943	1.13%	$181,284	$389	0.85%
Money market and savings deposits	1,099,937	4,032	1.45%	530,240	859	0.64%
Certificates and other time deposits	1,269,886	6,909	2.16%	896,253	4,051	1.79%
Borrowed funds	158,358	1,183	2.96%	234,776	1,272	2.15%
Subordinated debt	51,607	761	5.85%	48,805	729	5.93%
Total interest-bearing liabilities	2,912,440	$13,828	1.88%	1,891,358	$7,300	1.53%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	1,198,564			761,935
Other liabilities	35,030			10,179
Total liabilities	4,146,034			2,663,472
Shareholders' equity	710,044			326,204
Total liabilities and shareholders' equity	$4,856,078			$2,989,676

Net interest rate spread			3.55%			3.59%

Net interest income and margin(1)		$44,837	4.15%		$28,036	4.06%

Net interest income and margin (tax equivalent)(2)		$44,924	4.16%		$28,292	4.10%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended September 30, 2019 and 2018 and other applicable effective tax rates.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018. Net interest income before the provision for loan losses for the nine months ended September 30, 2019 was $135.0 million compared with $82.7 million for the nine months ended September 30, 2018, an increase of $52.3 million, or 63.2%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances from the acquisitions of Post Oak and LoweryBank, as well as organic loan growth, partially offset by increased interest expense in interest-bearing liabilities.

Interest income was $174.8 million for the nine months ended September 30, 2019, an increase of $72.8 million, or 71.5%, compared with the nine months ended September 30, 2018, primarily due to an increase of $71.0 million of interest income and fees on loans as a result of the Post Oak acquisition, organic growth and increased yield on loans.  Average loans outstanding increased $1.49 billion, or 64.4%, for the same period. The average yield on loans also increased to 5.82% for the nine months ended September 30, 2019 from 5.47% for the same period in 2018.  Additionally, interest income during the nine months ended September 30, 2019 and 2018 included acquisition accounting loan discount accretion of $7.1 million and $207 thousand, respectively.

Interest expense was $39.7 million for the nine months ended September 30, 2019, an increase of $20.6 million, or 107.3%, compared to the nine months ended September 30, 2018. This increase was primarily due to higher funding costs on FHLB borrowings and interest-bearing deposits, as well as, the increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 184 basis points for the nine months ended September 30, 2019 compared to 136 basis points for the same period in 2018. Average interest-bearing liabilities increased $1.00 billion for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to deposits acquired in the Post Oak acquisition and organic growth in deposits.

Tax equivalent net interest margin for the nine months ended September 30, 2019 was 4.27%, an increase of 10 basis points compared to 4.17% for the nine months ended September 30, 2018. The increase in the net interest margin on a tax equivalent basis was primarily due to the impact of net acquisition accounting adjustments partially offset by the increase in funding costs on interest-bearing deposits and borrowed funds. The impact of net acquisition accounting adjustments of $7.8 million on the tax equivalent net interest margin was an increase of 25 basis points for the nine months ended September 30, 2019. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities for the nine months ended 2019 increased 42 basis points and 48 basis points, respectively, over the same period in 2018.  The average yield on interest-earning assets, 5.51%, and the average rate paid on interest-bearing liabilities, 1.84%, as of September 30, 2019, were primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$3,812,827	$165,995	5.82%	$2,319,727	$94,951	5.47%
Securities	352,074	7,374	2.80%	310,709	6,238	2.68%
Deposits in other financial institutions	79,309	1,391	2.34%	49,205	731	1.99%
Total interest-earning assets	4,244,210	$174,760	5.51%	2,679,641	$101,920	5.09%
Allowance for loan losses	(27,500)			(24,254)
Noninterest-earning assets	581,932			276,777
Total assets	$4,798,642			$2,932,164

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$340,310	$3,058	1.20%	$190,228	$914	0.64%
Money market and savings deposits	992,349	10,158	1.37%	534,925	2,197	0.55%
Certificates and other time deposits	1,301,478	20,173	2.07%	841,849	10,120	1.61%
Borrowed funds	198,839	4,128	2.78%	265,401	3,780	1.90%
Subordinated debt	49,849	2,232	5.99%	48,746	2,168	5.95%
Total interest-bearing liabilities	2,882,825	$39,749	1.84%	1,881,149	$19,179	1.36%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,179,914			724,493
Other liabilities	28,270			8,742
Total liabilities	4,091,009			2,614,384
Shareholders' equity	707,633			317,780
Total liabilities and shareholders' equity	$4,798,642			$2,932,164

Net interest rate spread			3.67%			3.73%

Net interest income and margin		$135,011	4.25%		$82,741	4.13%

Net interest income and net interest margin (tax equivalent)		$135,413	4.27%		$83,551	4.17%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the nine months ended September 30, 2019 and 2018 and other applicable effective tax rates.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$20,567	$2,235	$22,802	$61,042	$10,002	$71,044
Securities	380	110	490	819	317	1,136
Deposits in other financial institutions	42	(5)	37	449	211	660
Total increase in interest income	20,989	2,340	23,329	62,310	10,530	72,840

Interest-bearing Liabilities:
Interest-bearing demand deposits	323	231	554	718	1,426	2,144
Money market and savings deposits	915	2,258	3,173	1,882	6,079	7,961
Certificates and other time deposits	1,679	1,179	2,858	5,535	4,518	10,053
Borrowed funds	(414)	325	(89)	(946)	1,294	348
Subordinated debt	42	(10)	32	49	15	64
Total increase in interest expense	2,545	3,983	6,528	7,238	13,332	20,570
Increase (decrease) in net interest income	$18,444	$(1,643)	$16,801	$55,072	$(2,802)	$52,270

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $29.8 million at September 30, 2019 and $26.3 million at December 31, 2018, representing 0.77% and 0.71% of total loans, respectively. We recorded a $2.6 million provision for loan losses for the three months ended September 30, 2019.  No provision was recorded for the three months ended September 30, 2018. We recorded a $5.0 million and $1.3 million provision for loan losses for the nine months ended September 30, 2019 and 2018, respectively. The increase in the provision for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to an increase in organic loan growth and the reduction and elimination of our Hurricane Harvey reserve during 2018 that was created in 2017.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from correspondent banks and debit card and ATM card income. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended September 30, 2019 compared with three months ended September 30, 2018. Noninterest income totaled $2.9 million for the three months ended September 30, 2019 compared with $1.9 million for the same period in 2018, an increase of $961 thousand, or 49.8%.  Noninterest income for the three months ended September 30, 2019 included additional income associated with the acquired loan and deposit accounts from the Post Oak acquisition and additional rebates from correspondent banks.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018. Noninterest income totaled $10.0 million for the nine months ended September 30, 2019 compared with $5.4 million for the same period in 2018, an increase of $4.6 million, or 86.3%, primarily due to additional noninterest income resulting from the Post Oak acquisition, additional rebates from correspondent banks along with the $846 thousand net gain on the sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$168	$175	$(7)	$469	$565	$(96)
Service charges on deposit accounts	379	177	202	1,069	506	563
Gain on sale of securities	—	—	—	846	—	846
Gain on sale of other real estate	—	—	—	71	1	70
Bank owned life insurance income	153	137	16	467	416	51
Debit card and ATM card income	510	300	210	1,478	858	620
Rebate from correspondent bank	900	613	287	2,680	1,621	1,059
Other(1)	779	526	253	2,943	1,412	1,531
Total noninterest income	$2,889	$1,928	$961	$10,023	$5,379	$4,644

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended September 30, 2019 compared with three months ended September 30, 2018. Noninterest expense was $30.0 million for the three months ended September 30, 2019 compared to $19.2 million for the three months ended September 30, 2018, an increase of $10.8 million, or 56.6%.  This increase over the third quarter 2018 was primarily due to additional expenses associated with increased headcount and bank offices from the Post Oak acquisition. Additionally, the third quarter 2019 included $1.4 million of severance expense partially offset by a $676 thousand FDIC Small Bank Assessment Credit.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018. Noninterest expense was $91.2 million for the nine months ended September 30, 2019 compared to $57.7 million for the nine months ended September 30, 2018, an increase of $33.5 million, or 58.0%.  This increase over the nine months ended September 30, 2018 was primarily due to additional expenses related to increased headcount and bank offices along with acquisition and merger-related expenses from the Post Oak acquisition. Additionally, the nine months ended September 30, 2019 included $1.4 million of severance expense partially offset by a $676 thousand FDIC Small Bank Assessment Credit.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$20,221	$12,965	$7,256	$59,320	$38,537	$20,783
Net occupancy and equipment	1,973	1,281	692	6,139	3,886	2,253
Depreciation	822	490	332	2,331	1,330	1,001
Data processing and software amortization	2,058	1,226	832	5,390	3,635	1,755
Professional fees	667	303	364	1,793	1,339	454
Regulatory assessments and FDIC insurance	(41)	505	(546)	1,489	1,533	(44)
Core deposit intangibles amortization	1,178	195	983	3,534	586	2,948
Communications	455	262	193	1,353	769	584
Advertising	449	351	98	1,770	1,021	749
Acquisition and merger-related expenses	—	196	(196)	1,326	821	505
Other real estate expense	137	42	95	450	185	265
Printing and supplies	83	74	9	429	259	170
Other	2,007	1,274	733	5,880	3,840	2,040
Total noninterest expense	$30,009	$19,164	$10,845	$91,204	$57,741	$33,463

(1)

Total salaries and employee benefits includes $789 thousand and $380 thousand for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, in stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $7.3 million, or 56.0%, for the three months ended September 30, 2019 compared to the same period in 2018 and increased $20.8 million, or 53.9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a significant increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 582 at September 30, 2019 from 380 as of September 30, 2018.  The primary increase in headcount was from employees added through the Post Oak acquisition and to support organic growth. Additionally, we recorded $1.4 million of severance expense during the three months ended September 30, 2019.

Data Processing and software amortization. Data processing and software amortization increased $832 thousand, or 67.9%, for the three months ended September 30, 2019 compared to the same period in 2018 and increased $1.8 million, or 48.3%, for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to expenses from added scale as a result of the Post Oak acquisition and to increase efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also include data processing conversion costs, severance and contract termination costs.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not calculated based on generally accepted accounting principles. We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth over the long-term will demonstrate the scalability of our operating platform. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income plus total noninterest income, excluding net gains and losses on the sale of loans, securities and assets.  Additionally, taxes and provision for loan losses are not included in this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income and/or being invested to generate future income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 62.88% and 63.25% for the three and nine months ended September 30, 2019, respectively, compared to 63.95% and 65.52% for the three and nine months ended September 30, 2018, respectively.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $1.2 million, or 60.0%, to $3.1 million for the three months ended September 30, 2019 compared with $1.9 million for the same period in 2018. Income tax expense also increased $4.9 million, or 99.1%, to $9.9 million for the nine months ended September 30, 2019 compared with $4.9 million for the same period in 2018. Our effective tax rate was 20.3% and 20.2% for the three and nine months ended September 30, 2019, respectively, compared to 17.8% and 17.0% for the three and nine months ended September 30, 2018, respectively. Our effective tax rate increased slightly for the three and nine months ended September 30, 2019 compared to the same periods in 2018 as municipal securities and BOLI represent smaller portions of our revenue mix.

Financial Condition

Loan Portfolio

At September 30, 2019, total loans were $3.89 billion, an increase of $177.7 million, or 4.8%, compared with December 31, 2018, primarily due to organic growth within our loan portfolio and loans acquired in the LoweryBank acquisition.

Total loans as a percentage of deposits were 99.7% and 101.2% as of September 30, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 79.2% and 79.7% as of September 30, 2019 and December 31, 2018, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$675,055	17.3%	$702,037	18.9%
Mortgage warehouse	36,594	0.9%	48,274	1.3%
Real estate:
Commercial real estate (including multi-family residential)	1,859,721	47.9%	1,650,912	44.6%
Commercial real estate construction and land development	386,723	10.0%	430,128	11.6%
1-4 family residential (including home equity)	695,520	17.9%	649,311	17.5%
Residential construction	189,608	4.9%	186,411	5.0%
Consumer and other	42,783	1.1%	41,233	1.1%
Total loans	3,886,004	100.0%	3,708,306	100.0%
Allowance for Loan Losses	(29,808)		(26,331)
Loans, net	$3,856,196		$3,681,975

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $27.0 million, or 3.8%, to $675.1 million as of September 30, 2019 from $702.0 million as of December 31, 2018.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $11.7 million, or 24.2%, to $36.6 million as of September 30, 2019 from $48.3 million at December 31, 2018 as we made the strategic decision to exit this line of business during the second quarter of 2019.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2019 and December 31, 2018, 53.6% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $208.8 million, or 12.6%, to $1.86 billion as of September 30, 2019 from $1.65 billion as of December 31, 2018, as a result of organic loan growth and loans acquired from LoweryBank. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans increased to $86.1 million as of September 30, 2019 from $78.4 million as of December 31, 2018.  We had 148 multi-family loans with an average loan size of $581 thousand as of September 30, 2019.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $43.4 million, or 10.1%, to $386.7 million as of September 30, 2019 compared to $430.1 million as of December 31, 2018.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $46.2 million, or 7.1%, to $695.5 million as of September 30, 2019 from $649.3 million as of December 31, 2018. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $14.8 million, or 15.5%, to $110.2 million as of September 30, 2019 from $95.4 million as of December 31, 2018.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $3.2 million, or 1.7%, to $189.6 million as of September 30, 2019 from $186.4 million as of December 31, 2018.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio increased $1.6 million, or 3.8%, to $42.8 million as of September 30, 2019 from $41.2 million as of December 31, 2018.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $34.6 million and $33.0 million in nonperforming loans as of September 30, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$8,033	$10,861
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	15,356	17,776
Commercial real estate construction and land development	9,050	974
1-4 family residential (including home equity)	1,992	3,201
Residential construction	—	—
Consumer and other	184	141
Total nonaccrual loans	34,615	32,953
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	34,615	32,953
Other real estate	8,333	630
Other repossessed assets	—	—
Total nonperforming assets	$42,948	$33,583
Restructured loans(1)	$12,325	$13,494
Nonperforming assets to total assets	0.88%	0.72%
Nonperforming loans to total loans	0.89%	0.89%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2019 and December 31, 2018, we had $14.2 million and $16.0 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2019, potential problem loans consisted of twenty-four credit relationships. Of the total outstanding balance at September 30, 2019, 33.5% related to eight customers in the energy industry, 26.2% related to three customers in the consumer services industry, 17.0% related to one customer in the residential rental real estate industry, 8.3% related to one customer in the manufacturing industry, 6.6% related to three customers in the construction services industry, 4.7% related to three customers in the commercial services industry, 2.9% related to one customer in the convenience store industry, 0.7% related to three customers in the freight transportation industry and 0.2% related to one customer with a consumer loan. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. If potential problem loans were to become impaired, they would impact the allocation of our allowance for loan losses through assignment of a specific reserve at the time of impairment.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of September 30, 2019 was $7.2 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to monitor the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At September 30, 2019, our allowance for loan losses amounted to $29.8 million, or 0.77%, of total loans compared with $26.3 million, or 0.71%, as of December 31, 2018. The $3.5 million increase in the allowance at September 30, 2019 compared to the year ended December 31, 2018 was primarily due to the required reserve associated with organic growth. We believe that the allowance for loan losses at September 30, 2019 and December 31, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.05% for the nine months ended September 30, 2019 compared to annualized net charge-offs of 0.08% for the nine months ended September 30, 2018 and 0.06% for the year ended December 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Average loans outstanding	$3,812,827	$2,319,727
Gross loans outstanding at end of period	3,886,004	2,440,926
Allowance for loan losses at beginning of period	26,331	23,649
Provision for loan losses	5,006	1,284
Charge-offs:
Commercial and industrial loans	(1,357)	(2,123)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(80)	(41)
Commercial real estate construction and land development	(44)	—
1-4 family residential (including home equity)	(295)	(25)
Residential construction	—	—
Consumer and other	(8)	—
Total charge-offs for all loan types	(1,784)	(2,189)
Recoveries:
Commercial and industrial loans	230	740
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	102
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	22	—
Total recoveries for all loan types	255	842
Net charge-offs	(1,529)	(1,347)
Allowance for loan losses at end of period	$29,808	$23,586
Allowance for loan losses to total loans	0.77%	0.97%
Net charge-offs to average loans (1)	0.05%	0.08%
Allowance for loan losses to nonperforming loans	86.11%	157.84%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of September 30, 2019, the carrying amount of investment securities totaled $353.0 million, an increase of $15.7 million, or 4.7%, compared with $337.3 million as of December 31, 2018. Securities represented 7.2% of total assets as of September 30, 2019 and December 31, 2018.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$30,250	$332	$(325)	$30,257
Municipal securities	71,782	4,034	—	75,816
Agency mortgage-backed pass-through securities	97,374	1,779	(126)	99,027
Agency collateralized mortgage obligations	99,702	2,138	(166)	101,674
Corporate bonds and other	45,661	580	(15)	46,226
Total	$344,769	$8,863	$(632)	$353,000

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

As of September 30, 2019, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2019, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	September 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,446	3.30%	$22,975	3.13%	$1,829	2.74%	$30,250	3.13%
Municipal securities	5,487	2.62%	3,697	3.19%	25,808	3.68%	36,790	3.68%	71,782	3.58%
Agency mortgage-backed pass-through securities	—	0.00%	1,035	2.70%	13,953	3.00%	82,386	3.11%	97,374	3.09%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	34,603	2.84%	65,098	2.53%	99,702	2.63%
Corporate bonds and other	23,553	2.61%	12,131	2.36%	1,000	8.00%	8,977	3.72%	45,661	2.88%
Total	$29,040	2.61%	$22,309	2.74%	$98,339	3.20%	$195,080	3.05%	$344,769	3.03%

	December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$999	2.37%	$5,399	3.30%	$—	0.00%	$2,172	2.74%	$8,570	3.05%
Municipal securities	3,772	2.06%	37,422	2.03%	86,391	3.05%	91,483	3.84%	219,068	3.19%
Agency mortgage-backed pass-through securities	—	0.00%	34	4.05%	13,466	2.92%	53,487	3.21%	66,987	3.15%
Corporate bonds and other	10,106	2.36%	30,854	2.56%	1,000	8.00%	4,343	4.17%	46,303	2.78%
Total	$14,877	2.29%	$73,709	2.34%	$100,857	3.09%	$151,485	3.61%	$340,928	3.12%

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

As of September 30, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.80% during the nine months ended September 30, 2019 compared with 2.68% for the nine months ended September 30, 2018.

Goodwill and Core Deposit Intangible Assets

Our goodwill as of September 30, 2019 was $223.6 million compared to $223.1 million as of December 31, 2018 due to goodwill resulting from the acquisition of the LoweryBank branch in February 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of September 30, 2019 and December 31, 2018, was $23.1 million and $26.6 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net increased by $25.5 million, or 61.0%, to $67.2 million at September 30, 2019 from $41.7 million at December 31, 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which resulted in the Company recognizing a right of use asset of $15.3 million. Additionally, we purchased two properties totaling $10.7 million during the third quarter of 2019.

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

Total deposits at September 30, 2019 were $3.90 billion, an increase of $234.9 million, or 6.4%, compared with $3.66 billion at December 31, 2018. Noninterest-bearing deposits at September 30, 2019 were $1.23 billion, an increase of $18.5 million, or 1.5%, compared with $1.21 billion at December 31, 2018. Interest-bearing deposits at September 30, 2019 were $2.67 billion, an increase of $216.4 million, or 8.8%, compared with $2.45 billion at December 31, 2018.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2019, we had a total borrowing capacity of $1.67 billion, of which $1.41 billion was available and $261.8 million was outstanding. FHLB advances of $125.0 million were outstanding at September 30, 2019, at a weighted average interest rate of 2.54%.  Letters of credit were $136.8 million at September 30, 2019, of which $45.5 million will expire during the remaining months of 2019, $88.8 million will expire in 2020 and $2.5 million will expire in 2021.

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

On September 9, 2019, in connection with the issuance of the Company Notes described in “Note 10. Subordinated Debt – Subordinated Notes,” the lender under our credit agreement waived certain restrictions on incurring additional indebtedness solely with respect to the Company Notes.

At September 30, 2019, the balance of the revolving credit agreement was $34.6 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.75%, at September 30, 2019, and is paid quarterly.  At September 30, 2019, we believe we were in compliance with our debt covenants and had not been made aware of any noncompliance by the lender.

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

As of September 30, 2019 and December 31, 2018, we had outstanding $1.07 billion and $1.00 billion, respectively, in commitments to extend credit and $17.3 million and $23.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2019 and the year ended December 31, 2018, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $1.49 billion, or 64.4%, for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.0 years and modified duration of 5.5 years at September 30, 2019, and a weighted average life of 6.1 years and modified duration of 5.1 years at December 31, 2018.

As of September 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2019 and December 31, 2018, the Bank was well capitalized.

Total shareholder’s equity was $706.3 million at September 30, 2019, compared with $703.0 million at December 31, 2018, a slight increase of $3.3 million. This increase was primarily the result of net income of $39.0 million and an increase in accumulated other comprehensive income of $9.4 million partially offset by the repurchase and cancellation of common stock during the nine months ended September 30, 2019.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of September 30, 2019
Total capital (to risk weighted assets)	14.70%	8.00%	10.500%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.28%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	11.51%	6.00%	8.500%	N/A
Tier 1 capital (to average assets)	10.06%	4.00%	4.000%	N/A
As of December 31, 2018
Total capital (to risk weighted assets)	13.70%	8.00%	9.875%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.76%	4.50%	6.375%	N/A
Tier 1 capital (to risk weighted assets)	12.01%	6.00%	7.875%	N/A
Tier 1 capital (to average tangible assets)	10.61%	4.00%	4.000%	N/A
Allegiance Bank
As of September 30, 2019
Total capital (to risk weighted assets)	14.01%	8.00%	10.500%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.28%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	12.28%	6.00%	8.500%	8.00%
Tier 1 capital (to average tangible assets)	10.73%	4.00%	4.000%	5.00%
As of December 31, 2018
Total capital (to risk weighted assets)	13.53%	8.00%	9.875%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	11.83%	4.50%	6.375%	6.50%
Tier 1 capital (to risk weighted assets)	11.83%	6.00%	7.875%	8.00%
Tier 1 capital (to average tangible assets)	10.45%	4.00%	4.000%	5.00%

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

Our management, financial analysts and investment bankers use the non-GAAP financial measure “Return on Average Tangible Shareholders’ Equity” in their analysis of our performance. Return on average tangible shareholders’ equity is computed by dividing net earnings by average total shareholders’ equity reduced by average goodwill and core deposit intangibles, net of accumulated amortization. For return on average tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average shareholders’ equity. This measure is important to investors because it measures the performance of the business consistently, exclusive of changes in intangible assets.

We believe this non-GAAP financial measure provides useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation tables provide a more detailed analysis of this non-GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars and share amounts in thousands, except per share data)
Net income	$12,047	$8,879	$38,973	$24,146

Average shareholders' equity	$710,044	$326,204	$707,633	$317,780
Less: Average goodwill and core deposit intangibles, net	247,404	42,203	248,427	42,394
Average tangible shareholders’ equity	$462,640	$284,001	$459,206	$275,386

Return on average tangible shareholders' equity(1)	10.33%	12.40%	11.35%	11.72%

(1)	Annualized.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
+300	(4.8)%	0.9%	8.9%	0.2%
+200	(2.9)%	0.9%	8.2%	0.9%
+100	(1.4)%	0.6%	5.4%	1.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	2.0%	(1.1)%	(8.9)%	(2.7)%

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of September 30, 2019, there were no material changes to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.

(b)None.

(c)The following table summarizes the Company's repurchase activity during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2019 to July 31, 2019	—	1,000,000	—	—
August 1, 2019 to August 31, 2019	322,111	677,889	322,111	$32.01
September 1, 2019 to September 30, 2019	108,879	569,010	108,879	$33.75

(1)	Maximum number of shares that may yet be purchased under the publicly announced program.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description

1.1

Underwriting Agreement, dated September 20, 2019, by and among Allegiance Bancshares, Inc. and the several underwriters party thereto (incorporated herein by reference to Exhibit 1.1 of the Company’s 8-K filed on September 24, 2019)

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

4.2

Subordinated Debt Indenture, dated as of September 20, 2019, between Allegiance Bancshares, Inc. and U.S. Bank

National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on

October 1, 2019)

4.3

First Supplemental Indenture, dated as of September 27, 2019, between Allegiance Bancshares, Inc. and U.S. Bank

National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on

October 1, 2019)

4.4	Form of 4.70% Fixed-to-Floating Rate Subordinated Note due 2029 (included as Exhibit A in Exhibit 4.3 hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: November 1, 2019	/s/ George Martinez
George Martinez
Chairman and Chief Executive Officer

Date: November 1, 2019	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer