Form 10-K
period 2019-12-31
Allegiance Bancshares, Inc.
filed 2020-03-09
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

(281) 894-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	ABTX	NASDAQ Global Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which is registered)

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2019 was approximately $641.4 million.

As of March 5, 2020, there were 20,354,168 shares of the registrant's common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the 2020 Annual Meeting of Shareholders of Allegiance Bancshares, Inc., which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

General

Allegiance Bancshares, Inc. is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through our wholly-owned subsidiary, Allegiance Bank, we provide a diversified range of commercial banking services primarily to small to medium-sized businesses within the Houston region, professionals and individual customers. We believe the size, growth and increasing economic diversity of the Houston region, when combined with our super-community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage for serving small to medium-sized business customers and further enables us to attract talented bankers.

As of December 31, 2019, we operated 27 full-service banking locations in the Houston region, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We have experienced significant growth since we began banking operations in 2007, resulting from organic growth, including de novo branching, three whole-bank acquisitions and most recently the purchase of the LoweryBank branch. As of December 31, 2019, we had total assets of $4.99 billion, total gross loans of $3.92 billion, total deposits of $4.07 billion and total shareholders’ equity of $709.9 million.

Initial Public Offering

Allegiance consummated the underwritten initial public offering of its common stock in October 2015. Allegiance's common stock is traded on the NASDAQ Global Market under the ticker symbol "ABTX."

Business Strategy

The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and by pursuing select strategic acquisitions in the Houston region. We have made the strategic decision to focus on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market. We are positioned to be a leading provider of customized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service.

Super-community banking strategy. Our super-community banking strategy emphasizes local delivery of the excellent customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks.  By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service bank offices and employ bankers with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the bank office level. We support bank office operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight.  We emphasize lending to and banking with small to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a clear competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving superior external and internal service levels.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth, the development of de novo branch locations and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. The following table summarizes, with pre-acquisition historical balances, our acquisitions to date, all of which were Houston-based:

Acquisition	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
	(Dollars in millions)
Independence Bank, N.A.	November 16, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares, Inc.	January 1, 2015	$569.7	$410.2	$488.9	9*
Post Oak Bancshares, Inc.	October 1, 2018	$1,490.4	$1,180.0	$1,289.6	13
LoweryBank branch	February 1, 2019	$48.7	$45.0	$16.0	1

*	On January 31, 2016, the Company completed the sale of two of the acquired branches of Farmers & Merchants, Inc. ("F&M Bancshares") located in Central Texas and their related assets.

For additional information pertaining to the most recent acquisitions, see Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Competitive Strengths

We believe that we are well positioned to execute our super-community banking strategy as a result of the following competitive strengths:

•

Experienced, growth-focused senior management team. Our senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions. The Company’s Board of Directors has many years of combined experience in serving as directors and/or officers of financial institutions. The directors have a wide array of business experience and, since many are residents of our primary market area, participate in and support local community activities, which is a significant asset to our business development efforts and enables us to have an increased presence across our market areas.

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

•

Disciplined underwriting and credit administration. Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a few well-secured cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior level loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.

•

Diversified loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused and diversified portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on  larger lending relationships. As of December 31, 2019, our average funded core loan size was approximately $335 thousand. Although we operate in the Houston region, we do not lend directly to oil and gas exploration and production companies. As of December 31, 2019, 2.9% of our total loan portfolio was to customers in the oilfield services or oil-related industries. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 1.0% at December 31, 2019, have various types of collateral and are usually personally guaranteed by the owners of the borrower.

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

Deposit Products

Deposits are our principal source of funds for use in lending and other general banking purposes. We offer a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, money market accounts, savings accounts and other time deposits of various types and terms. We actively pursue business checking accounts by offering our business customers competitive rates and convenient services such as telephone, mobile and online banking. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposit products.

Other Banking Services

We offer basic banking products and services, which we believe are attractively priced, easily understood, convenient and readily accessible to our customers. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, mobile banking and banking by telephone, mail and Internet. Customers can conveniently access their accounts by phone, through a mobile application for smartphones and tablets, as well as through Internet banking that allows customers to obtain account balances, make deposits, transfer funds, pay bills online and receive electronic delivery of statements. We also provide safe deposit boxes, debit cards, cash management and wire transfer services, night depository, direct deposits, cashier’s checks and letters of credit. We have established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold when the requested loan amount exceeds the lending limits in our lending policies.

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

Employees

As of December 31, 2019, we employed approximately 588 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act has had a broad impact on the financial services industry, and imposed significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies; enhanced oversight of credit rating agencies; the imposition of increased capital, leverage, and liquidity requirements; and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Source of Strength

Under Federal Reserve policy and federal regulations, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Allegiance is expected to commit resources to support the Bank, including at times when Allegiance may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

In January 2020, the Federal Reserve approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHCA. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHCA, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule become effective April 1, 2020.

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

In July 2013, the federal banking agencies published final capital rules (“Basel III Capital Rules”) implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Company and the Bank. In broad terms, the Basel III Capital Rules increased the required quality and quantity of the capital base, reduced the range of instruments that count as capital and increased the risk-weighted asset assessment for certain types of activities. In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions, equity repurchases and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital.

Since being fully phased in on January 1, 2019, the Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%. As of December 31, 2019, the Company’s ratio of CET1 to risk-weighted assets was 11.42%, Tier 1 capital to risk-weighted assets was 11.66%, total capital to risk-weighted assets was 14.83% and Tier 1 capital to average tangible quarterly assets was 10.02%.

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action as discussed below under “Prompt Corrective Action”. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended provisions in the Dodd-Frank Act as well as certain other statutes administered by the federal bank agencies. Section 201 of the EGRRCPA, directed the agencies to develop a community bank leverage ratio of not less than 8% and not more than 10% for qualifying community banks (qualifying community banking organizations). On September 17, 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the complex Basel III calculation.  Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. We have not elected to use the community bank leverage ratio framework, but may make such an election in the future.

Prompt Corrective Action

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater; a leverage ratio of 4.0% or greater; and does not meet the criteria for a “well capitalized” bank. A depository institution is “under-capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2019, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends, Distributions and Repurchases

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

Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required in order to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the Basel III Capital Rules could also have the effect of limiting the payment of capital distributions from the Bank.

In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement in the capital rules for any repurchase of common stock. In certain circumstances, Allegiance’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.

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

In December 2019, the FDIC proposed new rules to modernize its brokered deposit regulations. The proposal would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. Under the proposed rule, the FDIC would revise the "facilitation" prong of the deposit broker definition so that it applies to any person that engages in specified activities, and provide that a wholly owned operating subsidiary be eligible for the "insured depository institution exception" to the "deposit broker" definition under certain circumstances. The FDIC also would amend the "primary purpose" exception to apply when the primary purpose of an agent's or nominee's business relationship with its customers is not the placement of funds with insured depository institutions. The availability of the primary purpose exception would be clarified for third parties that place deposits through brokerage sweep accounts, under certain conditions, and to third parties whose primary purpose is enabling customers to make payments, under certain conditions. The FDIC would establish an application process for any third party that wishes to use the primary purpose exception, and would require ongoing reporting.

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

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment for institutions with less than $10 billion in assets is based on that institution’s risk classification under an FDIC risk based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

Mortgage loan origination. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure, but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board has not joined the proposed rulemaking. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations and/or liquidity.

Incentive Compensation Guidance

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

We conduct our operations almost exclusively in the Houston region. As of December 31, 2019, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston region, and the substantial majority of our secured loans were secured by collateral located in the Houston region. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston region are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued low oil or gas prices could have a material adverse impact on our business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects the Houston region or Texas more generally, or our existing borrowers, prospective borrowers or property values in the Company’s market area may affect our profitability more significantly and more adversely than those of our competitors with operations that are less geographically concentrated in the same area.

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

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team, including our Chief Executive Officer, Steven F. Retzloff, and our President, Ramon A. Vitulli, III. Successful implementation of our business strategy is also dependent in part on the continued service of our bank office presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of our officers in the Houston region are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy not to have employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.

A key piece of our strategic growth plan involves decision-making authority at the bank office level, and our business, financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to bank office presidents and their banking teams based on their level of experience. Additionally, all loan relationships in excess of internal specified maximums are reviewed by a senior level loan committee, comprised of senior management of the Bank. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to our decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We focus our business development and marketing strategy primarily on small to medium-sized businesses, which we categorize as commercial borrowing relationships of less than $8 million of exposure. Small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact the Houston region or Texas and small to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

Implementation of CECL will change the way we calculate our Allowance for Loan Losses.

The Company will adopt a new accounting standard that became effective on January 1, 2020. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through the provision for credit losses. CECL changed the prior method of provisioning for loan losses that are probable, which has required us to increase our allowance for loan losses, and is increasing the types and amounts of data we need to collect and review to determine the appropriate level of our allowance for loan losses. In addition, the adoption of CECL may result in more volatility in the level of our allowance for loan losses. An increase, to the extent material, in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

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

As of December 31, 2019, our allowance for loan losses was $29.4 million, which represented 0.75% of our total loans and 103.76% of our total nonperforming loans. As of December 31, 2018, our allowance for loan losses was $26.3 million, which represented 0.71% of our total loans and 79.90% of our total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that became effective on January 1, 2020) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

As of December 31, 2019, $3.18 billion, or 81.1%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business.  In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.

Our commercial real estate and construction, land development and other land loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2019, $1.87 billion, or 47.9%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $410.5 million, or 10.5%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, $689.4 million, or 17.6%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, SBA 7(a) and 504 program loans of $182.2 million comprised 4.7% of our loan portfolio, and we intend to grow this segment of our portfolio in the future. SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA-guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

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

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings, funding unfunded commitments or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expenses and the value of those financial instruments.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2019, the amortized cost of our securities portfolio was $366.3 million, which represented 7.3% of total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. Subsequent to December 31, 2019, our stock price was trading below book value due to stock price volatility in the market. While we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. As of December 31, 2019, our goodwill totaled $223.6 million.

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

Catastrophic events may adversely affect the general economy, financial and capital markets, specific industries and us.

Acts of terrorism, cyber-terrorism, political unrest, war, civil disturbance, armed regional and international hostilities and international responses to these hostilities, natural disasters (including tornadoes, hurricanes, tropical storms, fires, droughts and floods), global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event could materially adversely affect our operating results.

Our business is generated primarily from the Houston region, which is susceptible to damage by hurricanes, tropical storms, tornadoes, floods, droughts and other natural disasters and adverse weather.  These catastrophic events can disrupt our operations, cause widespread property damage and severely depress the local economy in which we operate.  These catastrophic events may have an impact on our customers and in turn, on us.

In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a material adverse impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Our reputation and business could be damaged by negative publicity.

Reputation risk, or the risk to our earnings and capital by negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, perception of our environmental, social and governance practices and disclosures, regulatory compliance, mergers and acquisitions, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may adversely impact our business prospects or financial results.

If the Company fails to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to accurately report its financial results or prevent fraud.

Ensuring that the Company has adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that the Company can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be re-evaluated frequently. In addition, providing for decision-making authority at the bank office level requires that more employees must follow internal policies to maintain adequate disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies and certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, beginning with the annual report for the fiscal year ending December 31, 2020, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

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

We are subject to certain operational risks, including fraudulent activities and data processing system failures and errors.

We are exposed to many types of operational risk, including the risk of fraudulent activities by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees or one of our third-party service providers causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Employee or third-party service provider errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by an employee or third-party service provider could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee or third-party service provider errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee or third-party service provider errors could also subject the Company to financial claims for negligence.

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

We could be adversely impacted by fraudulent activity, breaches of our information security and cybersecurity attacks.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients or third-parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets and litigation.  The occurrence of any of these could also damage our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including within the commercial banking sector, as cyber-criminals have been targeting commercial bank accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third-parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks and in the computer and data management systems and networks of third-parties. In addition, to access our network, products and services, our customers and other third-parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their employees, clients or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their employees, clients and other third-parties to identity theft and fraudulent activity in their debit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur, and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third-parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs and could adversely impact our results of operations, liquidity and financial condition.

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

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that Allegiance, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against Allegiance, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (“U.S. Treasury”) to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Department of Justice”), Drug Enforcement Administration and Internal Revenue Service.

We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2019, our deposits from foreign nationals, primarily residents of Guatemala, accounted for less than 5% of our total deposits.

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

Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws could have a material adverse impact our business, financial condition and results of operations.

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of and transactions with such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. In addition, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action or otherwise gain an unfair business advantage. We are also subject to applicable anti‑corruption laws in the jurisdictions in which we may operate. Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

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

As a result of historical economic conditions and the enactment of the Dodd-Frank Act, the FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020.  At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our regulatory assessments and FDIC insurance costs were $1.7 million and $2.3 million for both of the years ended December 31, 2019 and 2018, respectively. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

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

The market price of Allegiance's common stock could fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:

•	general economic conditions and overall market fluctuations;
•	actual or anticipated fluctuations in our quarterly or annual financial results;
•	operating and stock price performance of other companies that investors deem comparable to ours;
•	the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;
•	announcements by the Company or our competitors of significant acquisitions, dispositions, innovations or new programs and services;
•	the public reaction to our press releases, other public announcements and filings with the SEC;
•	changes in financial estimates and recommendations by securities analysts following Allegiance's stock, or the failure of securities analysts to cover Allegiance's common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the trading volume of Allegiance's common stock;
•	changes in dividends and capital returns;
•	changes in governmental monetary policies, including the policies of the Federal Reserve;
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

Allegiance expects these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly relative to when Allegiance was not a public company. Further, our reporting burden will increase when we no longer qualify for the scaled disclosure allowed to us as an “emerging growth company” under the JOBS Act. The full disclosure requirements will be applicable beginning with the annual report for the fiscal year ending December 31, 2020, and we will likely incur additional expenses and devote increased management effort towards compliance.

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

Allegiance's amended and restated certificate of formation authorizes it to issue up to 1,000,000 shares of one or more series of preferred stock. Allegiance's Board of Directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series and the dividend rate for each series, without any further vote or action by Allegiance's shareholders. Allegiance's preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of Allegiance's common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discouraging bids for Allegiance's common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of Allegiance's common stock.

Allegiance’s ability to declare and pay dividends is limited.

We have not paid dividends on our common stock in the past; however, our Board of Directors approved the payment of a quarterly cash dividend on our common stock during the first quarter of 2020.  There can be no assurance of whether or when we may pay dividends on our common stock in the future. Our ability to pay dividends is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be declared and paid at the discretion of our Board of Directors after taking into account our business, operating results and financial condition, current and anticipated cash needs, plan for expansion and any legal or contractual limitations on our ability to pay dividends. In addition, Allegiance's existing credit agreement restricts our ability to pay dividends.

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

In January 2020, the Federal Reserve approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities, and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule become effective April 1, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2019, we had 27 full-service banking locations, with 26 bank offices and one loan production office located in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We lease twelve of these bank offices, the loan production office, as well as our executive office, and own the remaining sixteen bank offices. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

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

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of March 5, 2020, there were 20,354,168 shares outstanding and 1,041 shareholders of record of Allegiance's common stock. The closing price per share of common stock on December 31, 2019, the last trading day of the year, was $37.60.

Dividends

On January 29, 2020, Allegiance announced its first quarterly dividend of $0.10 to be paid in cash on March 16, 2020 to shareholders of record on February 28, 2020. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Allegiance's ability to pay dividends.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	484,035	$21.66	1,775,509
Equity compensation plans not approved by security holders(1)	132,035	$13.44	—
Total	616,070		1,775,509

(1)	These options were issued under the Post Oak Bancshares, Inc. Stock Option Plan, which was assumed by the Company in connection with the acquisition of Post Oak Bancshares, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 25, 2019, our board of directors authorized a stock repurchase program, under which we may repurchase one million shares of our outstanding common stock at the discretion of management through July 31, 2020.  Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manner as will comply with applicable laws and regulations. During 2019, we repurchased 1,686,277 shares at a total cost of $58.7 million.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2019 to October 31, 2019	14,743	554,267	14,743	$32.88
November 1, 2019 to November 30, 2019	201,429	352,838	201,429	$35.15
December 1, 2019 to December 31, 2019	108,504	244,334	108,504	$36.34

(1)	Pursuant to a repurchase program announced on July 25, 2019, pursuant to which the Company may repurchase up to one million shares through July 31, 2020.

Performance Graph

The performance graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of Allegiance's common stock on the NASDAQ Global Market) to December 31, 2019, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in Allegiance's common stock and on September 30, 2015 in the S&P 500 Total Return Index and the NASDAQ Bank Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.

*	$100 invested on October 8, 2015 in Allegiance's common stock or September 30, 2015 in index, including reinvestment of dividends. Fiscal year ending December 31.

	October 8, 2015	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017	December 31, 2017	June 30, 2018	December 31, 2018	June 30, 2019	December 31, 2019
Allegiance Bancshares, Inc.	100.00	102.29	107.61	156.36	165.66	162.85	187.50	140.01	144.20	162.63
S&P 500	100.00	107.04	111.15	119.84	131.04	146.01	149.88	139.61	165.49	183.56
NASDAQ Bank	100.00	103.55	100.25	142.33	139.92	150.12	156.12	125.21	142.05	155.14

(Copyright © 2020 Standard & Poor's, a division of S&P Global. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2019(1)	2018(2)	2017	2016(3)	2015(4)
	(Dollars in thousands, except share and per share data)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$346,248	$268,947	$182,103	$142,098	$148,431
Available for sale securities	372,545	337,293	309,615	316,455	165,097
Loans held for sale	—	—	—	—	27,887
Loans held for investment	3,915,310	3,708,306	2,270,876	1,891,635	1,653,165
Allowance for loan losses	29,438	26,331	23,649	17,911	13,098
Goodwill and intangible assets, net	245,518	249,712	42,663	43,444	44,619
Total assets	4,992,654	4,655,249	2,860,231	2,450,948	2,084,579
Noninterest-bearing deposits	1,252,232	1,209,300	683,110	593,751	620,320
Interest-bearing deposits	2,815,869	2,453,236	1,530,864	1,276,432	1,138,813
Total deposits	4,068,101	3,662,536	2,213,974	1,870,183	1,759,133
Total shareholders’ equity	709,865	702,984	306,865	279,817	258,490
Total tangible shareholders' equity(5)	464,347	453,272	264,202	236,373	213,871
Selected Income Statement Data:
Net interest income	$179,537	$128,579	$103,668	$89,864	$80,166
Provision for loan losses	5,939	4,248	13,188	5,469	5,792
Net interest income after provision for loan losses	173,598	124,331	90,480	84,395	74,374
Noninterest income	13,423	7,713	5,861	7,268	3,992
Noninterest expense	120,635	86,787	69,962	59,258	54,805
Net income before income taxes	66,386	45,257	26,379	32,405	23,561
Net income	52,959	37,309	17,632	22,851	15,786
Net income attributable to common shareholders(6)	52,959	37,309	17,632	22,851	15,227
Selected Per Share Data:
Earnings per common share, basic	$2.50	$2.41	$1.34	$1.78	$1.45
Earnings per common share, diluted	2.47	2.37	1.31	1.75	1.43
Book value per common share	34.59	32.04	23.20	21.59	20.17
Tangible book value per common share(5)	22.62	20.66	19.97	18.24	16.69
Weighted average common shares outstanding, basic	21,152,255	15,484,757	13,124,900	12,873,326	10,470,465
Weighted average common shares outstanding, diluted	21,424,366	15,773,039	13,457,718	13,073,932	10,654,003
Shares outstanding at end of period	20,523,816	21,937,740	13,226,826	12,958,341	12,812,985

	As of and for the Years Ended December 31,
	2019(1)	2018(2)	2017	2016(3)	2015(4)
	(Dollars in thousands, except share and per share data)
Selected Performance Metrics:
Return on average assets(7)	1.10%	1.11%	0.65%	0.98%	0.81%
Return on average common equity(7)	7.48%	9.02%	5.92%	8.36%	7.43%
Return on average tangible common equity(5)(7)	11.50%	11.20%	6.93%	9.96%	9.52%
Tax equivalent net interest margin(8)	4.22%	4.27%	4.34%	4.37%	4.68%
Efficiency ratio(9)	62.99%	63.68%	63.89%	62.34%	65.27%
Loans to deposits ratio	96.24%	101.25%	102.57%	101.15%	95.56%
Noninterest expense to average assets	2.50%	2.58%	2.59%	2.53%	2.83%
Selected Credit Quality Ratios:
Nonperforming assets to total assets(10)	0.74%	0.72%	0.49%	0.75%	0.25%
Nonperforming loans to total loans(11)	0.72%	0.89%	0.59%	0.88%	0.31%
Allowance for loan losses to nonperforming loans(11)	103.76%	79.90%	177.44%	107.26%	252.66%
Allowance for loan losses to total loans	0.75%	0.71%	1.04%	0.95%	0.78%
Provision for loan losses to average loans	0.15%	0.16%	0.63%	0.31%	0.38%
Net charge-offs to average loans	0.07%	0.06%	0.36%	0.04%	0.06%
Capital Ratios:
Common equity Tier 1 capital ratio	11.42%	11.76%	10.54%	11.30%	11.72%
Tier 1 risk-based capital	11.66%	12.01%	10.92%	11.73%	12.21%
Total risk-based capital	14.83%	13.70%	13.43%	12.57%	12.92%
Leverage capital ratio	10.02%	10.61%	9.84%	10.35%	11.02%
Total equity to total assets	14.22%	15.10%	10.73%	11.42%	12.40%
Tangible common equity to tangible assets(5)	9.78%	10.29%	9.38%	9.82%	10.48%

(1)	We completed the acquisition of the LoweryBank branch on February 1, 2019.

(2)	We completed the acquisition of Post Oak Bancshares, Inc. on October 1, 2018.

(3)	We completed the sale of two Central Texas branches acquired from F&M Bancshares during the first quarter of 2016.

(4)	We completed the acquisition of F&M Bancshares on January 1, 2015.

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

(7)

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

(8)	Net interest margin represents net interest income divided by average interest-earning assets.

(9)

Efficiency ratio represents total noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for loan losses are not part of this calculation.

(10)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.

(11)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

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

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	risks related to loans originated and serviced under the Small Business Administration’s guidelines;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;
•	risks associated with negative public perception of the Company;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	our ability to comply with privacy laws and properly safeguard personal, confidential or proprietary information;
•	risks associated with data processing system failures and errors;
•	potential risk of environmental liability related to owning or foreclosing on real property;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of FDIC insurance and other coverage;
•	systemic risks associated with the soundness of other financial institutions;
•

the effects of war or other conflicts, acts of terrorism (including cyberattacks) or other catastrophic events, including pandemics, storms, droughts, tornadoes and flooding, that may affect general economic conditions; and

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

Overview

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2019 and 2018 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 11, 2019 (the “2018 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2018.

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

Critical Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and related disclosures. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on purchased financial assets with credit deterioration. Effective January 1, 2020, we will adopt ASU 2016-13 as discussed more fully under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Nature of Operations and Summary of Significant Accounting and Reporting Policies" of this Report along with other recent accounting pronouncements that have been or will be adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

We have been able to take advantage of some of the reduced regulatory and reporting requirements that are available to us as we have qualified as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The full regulatory and reporting requirements will be applicable beginning with the annual report for the fiscal year ending December 31, 2020.

Results of Operations

Net income was $53.0 million, or $2.47 per diluted common share, for the year ended December 31, 2019 compared with $37.3 million, or $2.37 per diluted common share, for the year ended December 31, 2018, an increase of $15.7 million, or 41.9%. The increase in net income was primarily the result of a $51.0 million increase in net interest income partially offset by a $33.8 million increase in noninterest expense. Returns on average common equity were 7.48% and 9.02%, returns on average assets were 1.10% and 1.11% and efficiency ratios were 62.99% and 63.68% for the years ended December 31, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 93.0% of total revenue during 2019. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the effective federal funds rate, which is the cost of immediately available overnight funds, and the prime interest rate. The effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end 2017 at 1.50%. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the period at 2.50%. During 2019, the effective federal funds rate decreased 75 basis points (25 basis points in each of July, September and October) to end the period at 1.75%.  Similarly, the prime rate increased 75 basis points (25 basis points in each of March, June and December) during 2017 to end the year at 4.50%. During 2018, the prime rate increased another 100 basis points (25 basis points in each of March, June, September and December) to end the year at 5.50%. During 2019, the prime rate decreased 75 basis points (25 basis points in each of August, September and October) to end the year at 4.75%.

Net interest income before the provision for loan losses for the year ended December 31, 2019 was $179.5 million compared with $128.6 million for the year ended December 31, 2018, an increase of $51.0 million, or 39.6%. The increase in net interest income from the previous year was primarily due to increased average interest-earning asset balances primarily from the acquisition of Post Oak, as well as organic growth for the year.  Average interest-earning assets increased $1.22 billion, or 40.2%, for the year ended December 31, 2019 compared with the year ended December 31, 2018.

Interest income was $232.9 million for the year ended December 31, 2019, an increase of $74.7 million, or 47.2%, compared with the year ended December 31, 2018 primarily due to an increase of $73.1 million of interest income and fees on loans.  This increase in interest income and fees on loans during the year ended December 31, 2019 was primarily due to the Post Oak acquisition during the fourth quarter of 2018 and organic growth during 2019.  Average loans outstanding increased $1.18 billion, or 44.5%, for the same period.  Additionally, interest income during the years ended December 31, 2019 and 2018, included acquisition accounting loan discount accretion of $8.9 million and $2.7 million, respectively.

Interest expense was $53.4 million for the year ended December 31, 2019, an increase of $23.7 million, or 80.0%, compared with the year ended December 31, 2018. This increase was primarily due to an increase in average interest-bearing deposits, rising expenses associated with higher funding costs on interest-bearing liabilities and the subordinated debt issued at the end of September 2019.  Average interest-bearing liabilities increased $759.1 million, or 36.3%, for the year ended December 31, 2019 compared with the year ended December 31, 2018 primarily due to the increase in average interest-bearing deposits. Average interest-bearing deposits increased $857.2 million primarily due to deposits assumed in the Post Oak acquisition and organic growth.  Additionally, average subordinated debt increased $15.7 million during the year ended December 31, 2019 due to the issuance in September 2019.  The increase in interest-bearing deposits for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the increase in average certificates and other time deposits of $336.3 million, or 35.8% and the increase in average money market deposits of $405.0 million, or 73.5%. The overall cost of average interest-bearing liabilities increased to 187 basis points for the year ended December 31, 2019 compared to 142 basis points for the same period in 2018.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2019 was 4.22%, a decrease of 5 basis points compared to 4.27% for the year ended December 31, 2018. The decrease in the net interest margin on a tax equivalent basis was primarily due to an increase in funding costs on certificates of deposit and other borrowed funds partially offset by an increase in the impact of net acquisition accounting adjustments.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities increased during 2019.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. The impact of net acquisition accounting adjustments of $9.6 million and $3.1 million on the tax equivalent net interest margin was an increase of 22 basis points and 10 basis points for the years ended December 31, 2019 and 2018, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2019 and 2018, thus making tax-exempt yields relatively more comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$3,831,894	$221,363	5.78%	$2,652,355	$148,223	5.59%	$2,081,370	$110,331	5.30%
Securities	355,233	9,909	2.79%	317,329	8,527	2.69%	324,926	8,445	2.60%
Deposits in other financial institutions	74,655	1,635	2.19%	70,145	1,473	2.10%	50,917	662	1.30%
Total interest-earning assets	4,261,782	$232,907	5.47%	3,039,829	$158,223	5.21%	2,457,213	$119,438	4.86%
Allowance for loan losses	(28,129)			(24,077)			(20,536)
Noninterest-earning assets	594,981			349,408			262,549
Total assets	$4,828,634			$3,365,160			$2,699,226
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$345,693	$4,010	1.16%	$224,210	$1,834	0.82%	$156,527	$597	0.38%
Money market and savings deposits	1,037,126	14,297	1.38%	637,722	4,644	0.73%	536,415	2,562	0.48%
Certificates and other time deposits	1,276,684	26,656	2.09%	940,356	15,478	1.65%	748,086	9,060	1.21%
Borrowed funds	127,138	4,675	3.68%	240,952	4,788	1.99%	269,633	2,922	1.08%
Subordinated debt	64,451	3,732	5.79%	48,776	2,900	5.95%	11,208	629	5.61%
Total interest-bearing liabilities	2,851,092	$53,370	1.87%	2,092,016	$29,644	1.42%	1,721,869	$15,770	0.92%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,194,496			848,276			672,101
Other liabilities	74,777			11,427			7,629
Total liabilities	4,120,365			2,951,719			2,401,599
Shareholders' equity	708,269			413,441			297,627
Total liabilities and shareholders' equity	$4,828,634			$3,365,160			$2,699,226
Net interest rate spread			3.60%			3.79%			3.94%
Net interest income and margin(1)		$179,537	4.21%		$128,579	4.23%		$103,668	4.22%
Net interest income and margin (tax equivalent)(2)		$180,036	4.22%		$129,652	4.27%		$106,669	4.34%
(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$65,917	$7,223	$73,140	$30,268	$7,625	$37,893
Securities	1,018	364	1,382	(198)	279	81
Deposits in other financial institutions	95	67	162	250	562	812
Total increase in interest income	67,030	7,654	74,684	30,320	8,466	38,786

Interest-Bearing liabilities:
Interest-bearing demand deposits	994	1,182	2,176	258	979	1,237
Money market and savings deposits	2,909	6,744	9,653	484	1,598	2,082
Certificates and other time deposits	5,536	5,642	11,178	2,329	4,089	6,418
Borrowed funds	(2,262)	2,149	(113)	(311)	2,177	1,866
Subordinated debt	932	(100)	832	2,108	163	2,271
Total increase in interest expense	8,109	15,617	23,726	4,868	9,006	13,874
Increase (decrease) in net interest income	$58,921	$(7,963)	$50,958	$25,452	$(540)	$24,912

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2019 and December 31, 2018 was $29.4 million and $26.3 million, respectively, representing 0.75% and 0.71% of total loans as of such dates. We recorded a $5.9 million provision for loan losses for the year ended December 31, 2019 compared with $4.2 million for the year ended December 31, 2018 primarily due to an increase in organic loan growth and net charge-offs of $1.3 million.

Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. Loans acquired from Post Oak were initially recorded at fair value and no corresponding allowance for loan losses was recorded for these loans at acquisition date. We recognized a discount on the acquired loans which will be prospectively accreted, increasing our basis in such loans. At December 31, 2019, the balance of the acquisition accounting loan discount was $5.5 million.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from our correspondent bank and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $13.4 million for the year ended December 31, 2019 compared to $7.7 million for the year ended December 31, 2018, an increase of $5.7 million, or 74.0%. Noninterest income increased in 2019 primarily due to additional noninterest income driven primarily from increased deposit and loan balances resulting from the Post Oak acquisition, additional rebates from correspondent banks along with the gain of $1.5 million on the sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$658	$755	$(97)	$755	$685	$70
Service charges on deposit accounts	1,472	869	603	869	783	86
Gain on sale of securities	1,459	—	1,459	—	18	(18)
Gain (loss) on sale of other real estate and other repossessed assets	26	(428)	454	(428)	6	(434)
Bank owned life insurance income	624	579	45	579	585	(6)
Debit card and ATM card income	1,984	1,331	653	1,331	929	402
Rebate from correspondent bank	3,580	2,609	971	2,609	1,327	1,282
Other(1)	3,620	1,998	1,622	1,998	1,528	470
Total noninterest income	$13,423	$7,713	$5,710	$7,713	$5,861	$1,852

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Noninterest expense was $120.6 million for the year ended December 31, 2019 compared to $86.8 million for the year ended December 31, 2018, an increase of $33.8 million, or 39.0%. This increase was primarily due to additional expenses related to increased headcount and bank offices from the Post Oak acquisition, expenses to support organic growth initiatives and core deposit intangibles amortization partially offset by a $1.0 million FDIC Small Bank Assessment Credit.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$77,593	$56,704	$20,889	$56,704	$44,745	$11,959
Net occupancy and equipment	8,179	5,845	2,334	5,845	5,452	393
Depreciation	3,192	2,132	1,060	2,132	1,637	495
Data processing and software amortization	7,464	5,120	2,344	5,120	4,047	1,073
Professional fees	2,333	2,009	324	2,009	2,926	(917)
Regulatory assessments and FDIC insurance	1,705	2,309	(604)	2,309	2,273	36
Core deposit intangibles amortization	4,711	1,815	2,896	1,815	781	1,034
Communications	1,839	1,185	654	1,185	983	202
Advertising	2,367	1,725	642	1,725	1,289	436
Acquisition and merger-related expenses	1,326	1,661	(335)	1,661	—	1,661
Other real estate expense	614	313	301	313	331	(18)
Printing and supplies	511	388	123	388	299	89
Other	8,801	5,581	3,220	5,581	5,199	382
Total noninterest expense	$120,635	$86,787	$33,848	$86,787	$69,962	$16,825

(1)	Total salaries and employee benefits includes $3.1 million, $1.7 million and $1.8 million in stock based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Salaries and Employee Benefits. Salaries and benefits were $77.6 million for the year ended December 31, 2019, an increase of $20.9 million, or 36.8%, compared to the year ended December 31, 2018 as we experienced a significant increase in the total size of our workforce added through the Post Oak acquisition and to support organic growth. Additionally, we recorded $1.4 million of severance expense during 2019.

Net Occupancy and Equipment. Net occupancy and equipment expenses increased $2.3 million, or 39.9%, for the year ended December 31, 2019 to $8.2 million compared to $5.8 million for the year ended December 31, 2018. This increase was primarily due to expenses associated with the infrastructure and facilities added through the Post Oak acquisition and continued build-out needed to support our growth.

Data Processing and Software Amortization. Data processing and software amortization increased $2.3 million, or 45.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to expenses from added scale as a result of the Post Oak acquisition and to increase efficiencies.

Regulatory assessment and FDIC Insurance. Regulatory assessment and FDIC insurance decreased $604 thousand, or 26.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily due to a $1.0 million FDIC Small Bank Assessment Credit received during 2019.

Core deposit intangibles amortization. Core deposit intangibles amortization increased $2.9 million, or 159.6%, for the year ended December 31, 2019 to $4.7 million from $1.8 million for the year ended December 31, 2018 primarily due to increased core deposit intangibles amortization resulting from the Post Oak acquisition.

Acquisition and merger-related expenses. Acquisition and merger-related expenses are legal, advisory and accounting fees associated with the Post Oak and LoweryBank branch acquisitions.  These expenses also include data processing conversion costs and contract termination costs that resulted from the Post Oak acquisition.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 62.99% for the year ended December 31, 2019 compared to 63.68% for the year ended December 31, 2018 and 63.89% for the year ended December 31, 2017.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2017 to 2018 and again to 2019, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $5.5 million, or 68.9%, to $13.4 million for the year ended December 31, 2019 compared with $7.9 million for the same period in 2018 primarily due to the increase in pre-tax net income.

The effective tax rates were 20.2%, 17.6% and 33.2% for the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rates for 2019 and 2018 were impacted by the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax expense totaling $2.6 million for the year ended December 31, 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income.

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

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2019 and 2018. This information should be read in conjunction with our consolidated financial statements as of and for the fiscal years ended December 31, 2019 and 2018 appearing elsewhere in this Annual Report on Form 10-K.

				Earnings Per Share(1)
	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2019
First quarter	$57,149	$44,603	$12,678	$0.58	$0.58
Second quarter	58,946	45,571	14,248	0.67	0.66
Third quarter	58,665	44,837	12,047	0.57	0.57
Fourth quarter	58,147	44,526	13,986	0.68	0.67

2018
First quarter	$32,391	$26,889	$7,711	$0.58	$0.57
Second quarter	34,193	27,816	7,556	0.57	0.55
Third quarter	35,336	28,036	8,879	0.66	0.65
Fourth quarter	56,303	45,838	13,163	0.60	0.59
(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition

Loan Portfolio

At December 31, 2019, total loans were $3.92 billion, an increase of $207.0 million, or 5.6%, compared with December 31, 2018 primarily due to organic loan growth and loans acquired in the LoweryBank branch acquisition.

Total loans as a percentage of deposits were 96.2% and 101.2% as of December 31, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 78.4% and 79.7% as of December 31, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale(1)	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$27,887	1.7%

Commercial and industrial	$689,360	17.6%	$702,037	18.9%	$457,129	20.1%	$416,752	22.0%	$383,044	22.7%
Mortgage warehouse	8,304	0.2%	48,274	1.3%	69,456	3.1%	67,038	3.5%	59,071	3.5%
Real estate:
Commercial real estate (including multi-family residential)	1,873,782	47.9%	1,650,912	44.6%	1,080,247	47.5%	891,989	47.2%	745,595	44.4%
Commercial real estate construction and land development	410,471	10.5%	430,128	11.6%	243,389	10.7%	159,247	8.4%	154,646	9.2%
1-4 family residential (including home equity)	698,957	17.8%	649,311	17.5%	301,219	13.3%	246,987	13.1%	205,200	12.2%
Residential construction	192,515	4.9%	186,411	5.0%	109,116	4.8%	98,657	5.2%	93,848	5.6%
Consumer and other	41,921	1.1%	41,233	1.1%	10,320	0.5%	10,965	0.6%	11,761	0.7%
Total loans held for investment	3,915,310	100.0%	3,708,306	100.0%	2,270,876	100.0%	1,891,635	100.0%	1,653,165	98.3%
Total loans	3,915,310	100.0%	3,708,306	100.0%	2,270,876	100.0%	1,891,635	100.0%	1,681,052	100.0%
Allowance for Loan Losses	(29,438)		(26,331)		(23,649)		(17,911)		(13,098)
Loans, net	$3,885,872		$3,681,975		$2,247,227		$1,873,724		$1,667,954
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

The principal categories of our loan portfolio (including loans held for sale) are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased $12.7 million, or 1.8%, to $689.4 million as of December 31, 2019 compared to $702.0 million as of December 31, 2018.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $40.0 million, or 82.8%, to $8.3 million as of December 31, 2019 compared to $48.3 million as of December 31, 2018 as we made the strategic decision in 2019 to pursue an orderly exit from this line of business.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. Loans secured by owner-occupied properties generally involve less risk. As of December 31, 2019 and December 31, 2018, 53.8% and 51.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $222.9 million, or 13.5%, to $1.87 billion as of December 31, 2019 from $1.65 billion as of December 31, 2018 primarily as a result of organic loan growth.  Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $3.7 million, or 4.7%, to $82.2 million as of December 31, 2019 from $78.4 million as of December 31, 2018. We had 148 multi-family loans with an average loan size of $555 thousand as of December 31, 2019.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2019 and December 31, 2018, 31.9% and 29.4%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development land loans decreased $19.7 million, or 4.6%, to $410.5 million as of December 31, 2019 compared to $430.1 million as of December 31, 2018.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $49.6 million, or 7.6%, to $699.0 million as of December 31, 2019 from $649.3 million as of December 31, 2018. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $17.0 million, or 17.8%, to $112.5 million as of December 31, 2019 from $95.4 million as of December 31, 2018.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $6.1 million, or 3.3%, to $192.5 million as of December 31, 2019 from $186.4 million as of December 31, 2018.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $688 thousand, or 1.7%, to $41.9 million as of December 31, 2019 from $41.2 million as of December 31, 2018.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2019
		Due After
	Due in	One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$353,313	$260,538	$75,509	$689,360
Mortgage Warehouse	8,304	—	—	8,304
Real estate:
Commercial real estate (including multi family residential)	246,320	1,227,767	399,695	1,873,782
Commercial real estate construction and land development	98,953	231,972	79,546	410,471
1-4 family residential (including home equity)	86,612	397,126	215,219	698,957
Residential construction	128,839	39,334	24,342	192,515
Consumer and other	31,593	9,556	772	41,921
Total loans	$953,934	$2,166,293	$795,083	$3,915,310

Loans with predetermined (fixed) interest rates	$500,662	$1,949,762	$346,813	$2,797,237
Loans with floating interest rates	453,272	216,531	448,270	1,118,073
Total loans	$953,934	$2,166,293	$795,083	$3,915,310

	As of December 31, 2018
		Due After
	Due in	One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$314,719	$311,977	$75,341	$702,037
Mortgage Warehouse	48,274	—	—	48,274
Real estate:
Commercial real estate (including multi- family residential)	228,988	1,008,121	413,803	1,650,912
Commercial real estate construction and land development	99,692	246,814	83,622	430,128
1-4 family residential (including home equity)	85,143	396,085	168,083	649,311
Residential construction	126,432	41,526	18,453	186,411
Consumer and other	24,539	16,314	380	41,233
Total loans	$927,787	$2,020,837	$759,682	$3,708,306

Loans with predetermined (fixed) interest rates	$525,973	$1,741,140	$367,746	$2,634,859
Loans with floating interest rates	401,814	279,697	391,936	1,073,447
Total loans	$927,787	$2,020,837	$759,682	$3,708,306

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston region. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston region. As of December 31, 2019, 2018 and 2017, commercial real estate and commercial construction loans represented 58.3%, 56.1% and 58.3%, respectively, of our total loans.

Asset Quality

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $28.4 million, $33.0 million and $13.3 million in nonperforming loans as of December 31, 2019, 2018 and 2017, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $1.2 million, $1.0 million and $733 thousand would have been recorded as income for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$—	$209
Commercial and industrial	8,388	10,861	6,437	3,896	2,664
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,741	17,776	6,110	11,663	2,006
Commercial real estate construction and land development	9,050	974	—	—	—
1-4 family residential (including home equity)	3,294	3,201	781	217	239
Residential construction	746	—	—	—	—
Consumer and other	152	141	—	12	66
Total nonaccrual loans	28,371	32,953	13,328	15,788	5,184
Accruing loans 90 or more days past due	—	—	—	911	—
Total nonperforming loans(1)	28,371	32,953	13,328	16,699	5,184
Other real estate	8,337	630	365	1,503	—
Other repossessed assets	—	—	205	286	131
Total nonperforming assets(2)	$36,708	$33,583	$13,898	$18,488	$5,315
Restructured loans(3)	$19,239	$13,494	$17,526	$4,831	$491
Nonperforming assets to total assets	0.74%	0.72%	0.49%	0.75%	0.25%
Nonperforming loans to total loans	0.72%	0.89%	0.59%	0.88%	0.31%
(1)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(2)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.
(3)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2019 and 2018, we had $20.2 million and $16.0 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2019, potential problem loans consisted of 27 credit relationships. Of the total outstanding balance at December 31, 2019, 35.2% related to one customer in the hospitality industry, 22.9% related to nine customers in the energy-related industry, 18.2% related to three customers in the customer service industry, 11.8% related to one customer in the residential real estate rental industry, 5.8% related to one customer in the manufacturing industry, 3.2% related to three customers in the commercial services industry, 2.0% related to one customer in the convenience store industry, 0.6% related to five customers in the trucking industry, 0.2% related to two customers in the construction material industry and 0.1% related to one consumer loan. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy related credits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 6 – Loans and Allowance for Loan Losses in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets increased $3.1 million to $36.7 million at December 31, 2019, from $33.6 million at December 31, 2018. Nonaccrual loans consisted of 69 separate credits at December 31, 2019 compared to 87 separate credits at December 31, 2018. Nonperforming assets were 0.94% of total loans at December 31, 2019 compared to 0.91% at December 31, 2018.

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

The remaining discount on the balance of acquired loans as of December 31, 2019 was $5.5 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for credit losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to look at the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At December 31, 2019, our allowance for loan losses amounted to $29.4 million, or 0.75% of total loans, compared with $26.3 million, or 0.71%, as of December 31, 2018.

The ratio of net charge-offs to average loans outstanding increased slightly to 0.07% for the year ended December 31, 2019 from 0.06% at December 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans outstanding	$3,831,894	$2,652,355	$2,081,370	$1,755,319	$1,525,325
Gross loans outstanding at end of period	3,915,310	3,708,306	2,270,876	1,891,635	1,681,052
Allowance for loan losses at beginning of period	26,331	23,649	17,911	13,098	8,246
Provision for loan losses	5,939	4,248	13,188	5,469	5,792
Charge-offs:
Commercial and industrial loans	(2,688)	(2,424)	(7,673)	(722)	(935)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(80)	(42)	(124)	(129)	—
Commercial real estate construction and land development	(44)	—	—	—	—
1-4 family residential (including home equity)	(295)	(25)	—	—	(40)
Residential construction	—	—	—	—	—
Consumer and other	(34)	(24)	(196)	(49)	(65)
Total charge-offs for all loan types	(3,141)	(2,515)	(7,993)	(900)	(1,040)
Recoveries:
Commercial and industrial loans	274	847	516	186	52
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	102	3	43	—
Commercial real estate construction and land development	—	—	10	—	18
1-4 family residential (including home equity)	—	—	10	10	—
Residential construction	—	—	—	—	24
Consumer and other	32	—	4	5	6
Total recoveries for all loan types	309	949	543	244	100
Net charge-offs	(2,832)	(1,566)	(7,450)	(656)	(940)
Allowance for loan losses at end of period	$29,438	$26,331	$23,649	$17,911	$13,098
Allowance for loan losses to total loans	0.75%	0.71%	1.04%	0.95%	0.78%
Net charge-offs to average loans (1)	0.07%	0.06%	0.36%	0.04%	0.06%
Allowance for loan losses to nonperforming loans	103.76%	79.90%	177.44%	107.26%	252.66%

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

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial loans	$8,818	17.6%	$8,351	18.9%	$7,694	20.1%	$5,059	22.0%	$3,644	23.6%
Mortgage Warehouse	—	0.2%	—	1.3%	—	3.1%	—	3.5%	—	3.5%
Real estate:
Commercial real estate (including multi-family residential)	11,170	47.9%	11,901	44.6%	10,253	47.5%	8,950	47.2%	5,914	45.0%
Commercial real estate construction and land development	4,421	10.5%	2,724	11.6%	2,525	10.7%	1,217	8.4%	1,221	9.2%
1-4 family residential (including home equity)	3,852	17.8%	2,242	17.5%	2,140	13.3%	1,876	13.1%	1,432	12.3%
Residential construction	1,057	4.9%	1,040	5.0%	942	4.8%	748	5.2%	820	5.6%
Consumer and other	120	1.1%	73	1.1%	95	0.5%	61	0.6%	67	0.8%
Total allowance for loan losses	$29,438	100.0%	$26,331	100.0%	$23,649	100.0%	$17,911	100.0%	$13,098	100.0%

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2019, the carrying amount of investment securities totaled $372.5 million, an increase of $35.3 million, or 10.5%, compared with $337.3 million as of December 31, 2018. Securities represented 7.5% and 7.2% of total assets as of December 31, 2019 and 2018, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See “Securities” in Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding how and when management evaluates securities for OTTI.

As of December 31, 2019, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2019, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,462	3.30%	$22,129	2.93%	$1,829	2.74%	$29,420	2.99%
Municipal securities	6,402	2.65%	2,087	3.73%	25,792	3.70%	49,919	3.38%	84,200	3.43%
Agency mortgage-backed pass-through securities	—	0.00%	1,160	2.77%	11,682	3.16%	91,827	2.98%	104,669	3.00%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,471	2.78%	80,880	2.47%	106,351	2.55%
Corporate bonds and other	13,820	2.73%	1,518	2.25%	4,000	5.56%	22,353	3.27%	41,691	3.27%
Total	$20,222	2.71%	$10,227	3.17%	$89,074	3.26%	$246,808	2.92%	$366,331	3.00%

	December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$999	2.37%	$5,399	3.30%	$—	0.00%	$2,172	2.74%	$8,570	3.05%
Municipal securities	3,772	2.06%	37,422	2.03%	86,391	3.05%	91,483	3.84%	219,068	3.19%
Agency mortgage-backed pass-through securities	—	0.00%	34	4.05%	13,466	2.92%	53,487	3.21%	66,987	3.15%
Corporate bonds and other	10,106	2.36%	30,854	2.56%	1,000	8.00%	4,343	4.17%	46,303	2.78%
Total	$14,877	2.29%	$73,709	2.34%	$100,857	3.09%	$151,485	3.61%	$340,928	3.12%

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

As of December 31, 2019 and 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.79% during the year ended December 31, 2019 compared with 2.69% for the year ended December 31, 2018. The increase in average yield during 2019 compared to 2018 was primarily due to our increased investment in longer-term securities.  This investment in higher-yielding securities replaced lower-yielding securities that matured or were called or prepaid.

Goodwill and Core Deposit Intangibles

Our goodwill as of December 31, 2019 was $223.6 million compared to $223.1 million as of December 31, 2018 primarily due to goodwill resulting from the LoweryBank branch acquisition.  Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangibles, net, as of December 31, 2019 was $21.9 million compared to $26.6 million as of December 31, 2018.  Core deposit intangibles are amortized over the estimated useful life of seven to ten years.

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

Total deposits at December 31, 2019 were $4.07 billion, an increase of $405.6 million, or 11.1%, compared with $3.66 billion at December 31, 2018. The deposit growth we experienced was largely the result of growth in our loan customer base, many of whom also established a deposit relationship with us.  Noninterest-bearing deposits at December 31, 2019 were $1.25 billion, an increase of $42.9 million, or 3.6%, compared with $1.21 billion at December 31, 2018. Interest-bearing deposits at December 31, 2019 were $2.82 billion, an increase of $362.6 million, or 14.8%, compared with $2.45 billion at December 31, 2018.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$345,693	1.16%	$224,210	0.82%	$156,527	0.38%
Money market and savings	1,037,126	1.38%	637,722	0.73%	536,415	0.48%
Certificates and other time	1,276,684	2.09%	940,356	1.65%	748,086	1.21%
Total interest-bearing deposits	2,659,503	1.69%	1,802,288	1.22%	1,441,028	0.85%
Noninterest-bearing deposits	1,194,496	—	848,276	—	672,101	—
Total deposits	$3,853,999	1.17%	$2,650,564	0.83%	$2,113,129	0.58%

Our ratio of average noninterest-bearing deposits to average total deposits was 31.0%, 32.0% and 31.8% for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Three months or less	$211,349	$243,169
Over three months through six months	126,106	164,687
Over six months through 12 months	249,699	298,921
Over 12 months through three years	198,807	219,818
Over three years	33,987	154,389
Total	$819,948	$1,080,984

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2019, we had a total borrowing capacity of $1.72 billion, of which $1.51 billion was available under this agreement and $204.8 million was outstanding. FHLB advances of $75.0 million were outstanding at December 31, 2019, at a weighted average rate of 2.29%. Letters of credit were $129.8 million at December 31, 2019, of which $8.6 million expired in January 2020, $8.9 million expired in February 2020, $25.0 million will expire in March 2020, $8.5 million will expire in April 2020, $37.1 million will expire in June 2020, $1.7 million will expire in July 2020, $8.4 million will expire in August 2020, $25.0 million will expire in October 2020, $4.1 million will expire in December 2020 and $2.5 million will expire in March 2021.

Credit Agreement

As of December 31, 2019 and 2018, we had $569 thousand of indebtedness owed under our credit agreement with another financial institution.  The interest rate on the outstanding debt under the credit agreement is the Prime Rate minus 25 basis points, or 4.50% at December 31, 2019, and is paid quarterly. On December 28, 2018, we amended the credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2019, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

Subordinated Debt

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.5 million at December 31, 2019. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In September 2019, we completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.6 million. The Company intends to use the net proceeds from the offering to support its growth and for general corporate purposes.

The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-

month LIBOR, plus 313 basis points (3.13%) for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement for the Company Notes), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2019 and 2018 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2019
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	2,867	4,812	2,727	2,162	12,568
Total	$2,867	$4,812	$2,727	$2,731	$13,137

	As of December 31, 2018
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	2,559	1,987	3,242	5,126	12,914
Total	$2,559	$1,987	$3,242	$5,695	$13,483

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2019
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Commitments to extend credit	$570,868	$109,171	$45,660	$313,182	$1,038,881
Standby letters of credit	14,900	103	149	—	15,152
Total	$585,768	$109,274	$45,809	$313,182	$1,054,033

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

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2019, 2018 and 2017, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $4.83 billion, $3.37 billion and $2.70 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2019	2018	2017
Sources of Funds:
Deposits:
Noninterest-bearing	24.7%	25.2%	24.9%
Interest-bearing	55.2%	53.6%	53.4%
Borrowed funds	2.6%	7.2%	10.0%
Subordinated debt	1.3%	1.4%	0.4%
Other liabilities	1.5%	0.3%	0.3%
Shareholders’ equity	14.7%	12.3%	11.0%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	79.4%	78.8%	77.1%
Securities	7.4%	9.4%	12.0%
Deposits in other financial institutions	1.5%	2.1%	1.9%
Noninterest-earning assets	11.7%	9.7%	9.0%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	31.0%	32.0%	31.8%
Average loans to average deposits	99.4%	100.1%	98.5%

Our largest source of funds is deposits and our largest use of funds is loans. Our average loans increased $1.18 billion, or 44.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.4 years and modified duration of 6.0 years at December 31, 2019, and a weighted average life of 6.1 years and modified duration of 5.1 years at December 31, 2018.

As of December 31, 2019 and December 31, 2018, we had outstanding $1.04 billion and $1.00 billion, respectively, in commitments to extend credit and $15.2 million and $23.3 million, respectively, in commitments associated with outstanding standby and performance letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2019, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2019, we had cash and cash equivalents of $346.2 million compared with $268.9 million at December 31, 2018, an increase of $77.3 million. This increase in cash and cash equivalents was primarily due to the increase of $405.6 million in deposits, proceeds from the subordinated note issuance of $58.6 million partially offset by the increase in total loans of $207.0 million.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2019 and 2018, the Bank was well-capitalized.

Basel III Capital Rules impact regulatory capital ratios of banking organizations in the following manner: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2019 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
Total capital (to risk weighted assets)	14.83%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.42%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.66%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	10.02%	4.00%	4.00%	N/A

ALLEGIANCE BANK:
Total capital (to risk weighted assets)	14.39%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.67%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.67%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	10.89%	4.00%	4.00%	5.00%

Total shareholder’s equity was $709.9 million at December 31, 2019, compared with $703.0 million at December 31, 2018, an increase of $6.9 million, or 1.0%, primarily due to net income during 2019 partially offset by the share repurchases during the year.

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

Our exposure to interest rate risk is managed by our Asset Liability Committee (“ALCO”), which is composed of certain members of our Board of Directors and Bank management. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
+300	(5.3)%	0.9%	5.0%	0.2%
+200	(3.3)%	0.9%	5.3%	0.9%
+100	(1.6)%	0.6%	3.7%	1.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	2.3%	(1.1)%	(6.9)%	(2.7)%

These results are primarily due to the duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2019, the overall duration of our combined loan and securities portfolios decreased, money market deposit balances increased and FHLB borrowings represented a smaller proportion of our funding mix at year end due to deposit growth exceeding loan growth in 2019.

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

•

“Return on Average Tangible Shareholders’ Equity” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  Return on average tangible shareholders’ equity is computed by dividing net earnings by average total shareholders’ equity reduced by average goodwill and core deposit intangibles, net of accumulated amortization. For return on average tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average shareholders’ equity. This measure is important to investors because it measures the performance of the business consistently, exclusive of changes in intangible assets.

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

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Total shareholders' equity	$709,865	$702,984	$306,865	$279,817	$258,490
Less:
Goodwill and core deposit intangibles, net	245,518	249,712	42,663	43,444	44,619
Tangible shareholders' equity	$464,347	$453,272	$264,202	$236,373	$213,871

Shares outstanding at end of period(1)	20,523,816	21,937,740	13,226,826	12,958,341	12,812,985

Tangible book value per share	$22.62	$20.66	$19.97	$18.24	$16.69

Net income attributable to shareholders	$52,959	$37,309	$17,632	$22,851	$15,227

Average shareholders' equity	$708,269	$413,441	$297,627	$273,211	$204,935
Less:
Average goodwill and other intangible assets, net	247,854	80,384	43,050	43,880	45,055
Average tangible common shareholders’ equity	$460,415	$333,057	$254,577	$229,331	$159,880

Return on average tangible common equity	11.50%	11.20%	6.93%	9.96%	9.52%

Total assets	$4,992,654	$4,655,249	$2,860,231	$2,450,948	$2,084,579
Less:
Goodwill and core deposit intangibles, net	245,518	249,712	42,663	43,444	44,619
Tangible assets	$4,747,136	$4,405,537	$2,817,568	$2,407,504	$2,039,960
Tangible common equity to tangible assets	9.78%	10.29%	9.38%	9.82%	10.48%

(1)	Does not include 1,711 shares of treasury stock as of December 31, 2015. There were no shares of treasury stock outstanding as of December 31, 2019, 2018, 2017 or 2016.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

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

3.1	Amended and Restated Certificate of Formation of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019)

3.2	Bylaws of Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-206536) (the “Registration Statement”)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.3

Form of Allegiance Bank Fixed-to-Floating Rate Subordinated Note due December 15, 2027 Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 14, 2017)

4.4

Subordinated Debt Indenture, dated as of September 20, 2019, between Allegiance Bancshares, Inc. and U.S. Bank

National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K

filed on October 1, 2019)

4.5

First Supplemental Indenture, dated as of September 27, 2019, between Allegiance Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 1, 2019)

4.6

Form of Allegiance Bancshares, Inc. 4.70% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 2019)

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

10.11

Purchase Agreement for Real Property at 8727 W. Sam Houston Parkway, Houston, Texas 77040 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019)

10.12

Purchase Agreement for Real Property at 8807 W. Sam Houston Parkway, Houston, Texas 77040 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019)

10.13	Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2019)

10.14	Allegiance Bancshares, Inc. 2019 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019)

10.15	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 (Registration No. 333-231142))
10.16	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company's Form S-8 (Registration No. 333-231142))
10.17	Form of Restricted Stock Award Agreement for Non-Employee Director (incorporated by reference to Exhibit 99.4 to the Company's Form S-8 (Registration No. 333-231142))

21.1*	Subsidiaries of Allegiance Bancshares, Inc.

23.1*	Consent of Crowe LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2020

ALLEGIANCE BANCSHARES, INC.

By:	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Steven F. Retzloff	Chief Executive Officer	March 9, 2020
Steven F. Retzloff	(Principal Executive Officer); Director

/s/ Paul P. Egge	Chief Financial Officer	March 9, 2020
Paul P. Egge	(Principal Financial and Principal Accounting Officer)

/s/ George Martinez	Chairman of the Board	March 9, 2020
George Martinez	Director

/s/ Ramon A. Vitulli, III	Director	March 9, 2020
Ramon A. Vitulli, III

/s/ John Beckworth	Director	March 9, 2020
John Beckworth

/s/ Matthew H. Hartzell	Director	March 9, 2020
Matthew H. Hartzell

/s/ Robert Ivany	Director	March 9, 2020
Robert Ivany

/s/ Umesh Jain	Director	March 9, 2020
Umesh Jain

/s/ Frances H. Jeter	Director	March 9, 2020
Frances H. Jeter

Signature	Positions	Date

/s/ Robert E. McKee III	Director	March 9, 2020
Robert E McKee III

/s/ David B. Moulton	Director	March 9, 2020
David B. Moulton

/s/ William S. Nichols, III	Director	March 9, 2020
William S. Nichols, III

/s/ Thomas A. Reiser	Director	March 9, 2020
Thomas A. Reiser

/s/ Raimundo Riojas E.	Director	March 9, 2020
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 9, 2020
Fred S. Robertson

/s/ Louis A. Waters Jr.	Director	March 9, 2020
Louis A. Waters Jr.

/s/ Roland L. Williams	Director	March 9, 2020
Roland L. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Allegiance Bancshares, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 9, 2020

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$213,347	$118,771
Interest-bearing deposits at other financial institutions	132,901	150,176
Total cash and cash equivalents	346,248	268,947
Available for sale securities, at fair value	372,545	337,293
Loans held for investment	3,915,310	3,708,306
Less: allowance for loan losses	(29,438)	(26,331)
Loans, net	3,885,872	3,681,975
Accrued interest receivable	15,468	17,010
Premises and equipment, net	66,790	41,717
Other real estate owned	8,337	630
Federal Home Loan Bank stock	6,242	10,941
Bank owned life insurance	27,104	26,480
Goodwill	223,642	223,125
Core deposit intangibles, net	21,876	26,587
Other assets	18,530	20,544
TOTAL ASSETS	$4,992,654	$4,655,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,252,232	$1,209,300
Interest-bearing
Demand	367,278	366,905
Money market and savings	1,258,008	879,840
Certificates and other time	1,190,583	1,206,491
Total interest-bearing deposits	2,815,869	2,453,236
Total deposits	4,068,101	3,662,536
Accrued interest payable	4,326	2,812
Borrowed funds	75,503	225,493
Subordinated debt	107,799	48,899
Other liabilities	27,060	12,525
Total liabilities	4,282,789	3,952,265
COMMITMENTS AND CONTINGENCIES (See Note 16)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,523,816 shares issued and outstanding at December 31, 2019 and 21,937,740 shares issued and outstanding at December 31, 2018	20,524	21,938
Capital surplus	521,066	571,803
Retained earnings	163,375	112,131
Accumulated other comprehensive income (loss)	4,900	(2,888)
Total shareholders’ equity	709,865	702,984
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,992,654	$4,655,249

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$221,363	$148,223	$110,331
Securities:
Taxable	6,975	2,725	2,111
Tax-exempt	2,934	5,802	6,334
Deposits in other financial institutions	1,635	1,473	662
Total interest income	232,907	158,223	119,438
INTEREST EXPENSE:
Demand, money market and savings deposits	18,307	6,478	3,159
Certificates and other time deposits	26,656	15,478	9,060
Borrowed funds	4,675	4,788	2,922
Subordinated debt	3,732	2,900	629
Total interest expense	53,370	29,644	15,770
NET INTEREST INCOME	179,537	128,579	103,668
Provision for loan losses	5,939	4,248	13,188
Net interest income after provision for loan losses	173,598	124,331	90,480
NONINTEREST INCOME:
Nonsufficient funds fees	658	755	685
Service charges on deposit accounts	1,472	869	783
Gain on sale of securities	1,459	—	18
Gain (loss) on sale of other real estate and other repossessed assets	26	(428)	6
Bank owned life insurance income	624	579	585
Rebate from correspondent bank	3,580	2,609	1,327
Other	5,604	3,329	2,457
Total noninterest income	13,423	7,713	5,861
NONINTEREST EXPENSE:
Salaries and employee benefits	77,593	56,704	44,745
Net occupancy and equipment	8,179	5,845	5,452
Depreciation	3,192	2,132	1,637
Data processing and software amortization	7,464	5,120	4,047
Professional fees	2,333	2,009	2,926
Regulatory assessments and FDIC insurance	1,705	2,309	2,273
Core deposit intangibles amortization	4,711	1,815	781
Communications	1,839	1,185	983
Advertising	2,367	1,725	1,289
Acquisition and merger-related expenses	1,326	1,661	—
Other	9,926	6,282	5,829
Total noninterest expense	120,635	86,787	69,962
INCOME BEFORE INCOME TAXES	66,386	45,257	26,379
Provision for income taxes	13,427	7,948	8,747
NET INCOME	$52,959	$37,309	$17,632
EARNINGS PER SHARE:
Basic	$2.50	$2.41	$1.34
Diluted	$2.47	$2.37	$1.31

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$52,959	$37,309	$17,632
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	11,308	(4,152)	5,213
Reclassification of gain realized through the sale of securities	(1,459)	—	(18)
Total other comprehensive income (loss)	9,849	(4,152)	5,195
Deferred tax (expense) benefit related to other comprehensive income	(2,061)	928	(1,807)
Other comprehensive income (loss), net of tax	7,788	(3,224)	3,388
Comprehensive income	$60,747	$34,085	$21,020

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2016	12,958,341	$12,958	$212,649	$57,262	$(3,052)	$279,817
Net income				17,632		17,632
Other comprehensive income					3,388	3,388
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	268,485	269	3,979			4,248
Stock based compensation expense			1,780			1,780
BALANCE AT DECEMBER 31, 2017	13,226,826	$13,227	$218,408	$74,894	$336	$306,865
Net income				37,309		37,309
Other comprehensive loss					(3,224)	(3,224)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)		(72)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	378,293	378	3,372			3,750
Common stock issued in connection with the acquisition of Post Oak Bancshares, Inc., net of registration expenses	8,402,010	8,402	350,381			358,783
Repurchase of common stock	(69,389)	(69)	(2,043)			(2,112)
Stock based compensation expense			1,685			1,685
BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				52,959		52,959
Other comprehensive income					7,788	7,788
Common stock issued in connection with the exercise of stock options and restricted stock awards and the ESPP	272,353	272	3,140			3,412
Repurchase of common stock	(1,686,277)	(1,686)	(56,977)			(58,663)
Stock based compensation expense			3,100			3,100
BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,959	$37,309	$17,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,903	3,947	2,418
Provision for loan losses	5,939	4,248	13,188
Deferred income tax (benefit) expense	(87)	(256)	427
Net amortization of premium on investments	4,051	3,533	3,427
Excess tax benefit related to the exercise of stock options	(11)	(587)	(1,149)
Bank owned life insurance income	(624)	(579)	(585)
Net accretion of discount on loans	(8,853)	(2,702)	(632)
Net accretion of discount on subordinated debt	111	110	108
Net accretion of discount on certificates of deposit	(772)	(367)	(3)
(Gain) loss on sale of other real estate and other repossessed assets	(26)	428	(6)
Net gain on sale of securities	(1,459)	—	(18)
Federal Home Loan Bank stock dividends	(403)	(396)	(273)
Stock based compensation expense	3,100	1,685	1,780
Net change in operating leases	2,097	—	—
Increase in accrued interest receivable and other assets	(111)	(2,136)	(6,018)
Increase in accrued interest payable and other liabilities	3,053	1,822	3,136
Net cash provided by operating activities	66,867	46,059	33,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	3,462,495	2,328,864	2,007,842
Proceeds from sales of available for sale securities	173,024	12,701	39,125
Purchase of available for sale securities	(3,663,770)	(2,334,149)	(2,038,323)
Net change in total loans	(165,984)	(270,314)	(386,059)
Purchase of bank premises and equipment	(13,385)	(3,419)	(2,133)
Proceeds from sale of bank premises, equipment and other real estate	1,871	—	1,138
Net redemptions of Federal Home Loan Bank stock	5,102	4,746	586
Net cash paid for the LoweryBank branch acquisition	(32,867)	—	—
Net cash and cash equivalents acquired in the purchase of Post Oak Bancshares, Inc.	—	230,416	—
Net cash used in investing activities	(233,514)	(31,155)	(377,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	29,052	93,053	89,359
Net increase in interest-bearing deposits	361,536	64,566	254,435
Net change in other borrowed funds	(149,990)	(87,076)	(3,000)
Proceeds from the credit agreement	34,000	—	—
Paydowns on the credit agreement	(34,000)	—	—
Proceeds from subordinated notes issuance, net of offering expenses	58,601	—	39,355
Proceeds from the issuance of common stock, stock option exercises and the ESPP	3,412	3,750	4,248
Cash paid for fractional shares related to the Post Oak acquisition	—	(21)	—
Registration expenses related to common stock issued in the Post Oak acquisition	—	(220)	—
Repurchase of common stock	(58,663)	(2,112)	—
Net cash provided by financing activities	243,948	71,940	384,397
NET CHANGE IN CASH AND CASH EQUIVALENTS	77,301	86,844	40,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268,947	182,103	142,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$346,248	$268,947	$182,103
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$15,400	$6,650	$7,850
Interest paid	51,856	27,442	15,442
Cash paid for operating lease liabilities	3,543	—	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$13,277	$—	$—
Loans transferred to other real estate	7,707	265	—

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 27 offices, with 26 bank offices and one loan production office in the Houston metropolitan area and one office in Beaumont, just outside of the Houston metropolitan area, as of the year ended December 31, 2019. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

Acquisitions – On October 1, 2018, Allegiance completed the acquisition of Post Oak Bancshares, Inc. On February 1, 2019, Allegiance completed the acquisition of the LoweryBank branch, the Sugar Land location of Huntington State Bank.  See Note 2 – Acquisitions for additional information pertaining to the Post Oak and LoweryBank acquisitions and the impact of the Post Oak transaction on the Company’s consolidated financial statements.

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

Acquired Loans—Acquired loans are recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged-off or charged-down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and timing of the charge-off or charge-down: (1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency; (2) the collateral securing the loan has been sold and there is an actual deficiency; (3) the Bank is proceeding with lengthy legal action to collect its balance; (4) the borrower is unable to be located; or (5) the borrower has filed bankruptcy. Charge-offs occur when the Company confirms a loss on a loan.

Troubled debt restructurings (TDRs)—Loans on which terms have been modified resulting in a concession have been granted because of a borrower’s financial difficulty are considered troubled debt restructurings and classified as impaired. The restructuring of a loan is considered a troubled debt restructuring if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession that it would not otherwise consider. Concessions may include reductions of interest rates to a below market interest rate; extension of the terms of the debt, principal forgiveness, restructuring the payment of the debt obligation; and other actions intended to minimize potential losses. Subsequent to identification as a troubled debt restructuring such loans are then evaluated for impairment on an individual basis whereby the loans are measured at the present value of estimated future cash flows

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan; the loan is reported, net, at the fair value of the collateral.

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

Leases— On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) through the required modified retrospective approach by applying the allowed transition method whereby comparative periods were not restated. The Company elected to apply several of the available practical expedients provided by ASU 2016-12, including carryover of historical lease determination, carryover of historical initial direct cost balances for existing leases and accounting for lease and non-lease components in contracts in which the Company is a lease as a single lease component. Upon adoption of the new leasing standard on January 1, 2019, the Company recognized $15.3 million of right-of-use assets, and $15.7 million of related lease liabilities on the Consolidated Balance Sheet.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain office facilities under operating leases. We also own certain office facilities which we lease to outside parties under operating lessor leases; however, such leases are not significant. Under the new standards, for operating leases other than those considered to be short-term, we recognize lease right-of-use assets and related lease liabilities. Such amounts are reported as components of premises and equipment and other liabilities, respectively, on our consolidated balance sheet.

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2019, the $8.3 million balance of other real estate owned primarily consisted of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property.

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

Bank Owned Life Insurance—The Company purchased bank owned life insurance policies on certain key executives and acquired life insurance policies in conjunction with the acquisitions of F&M Bancshares and Post Oak. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, and the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

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

Stock Based Compensation—Compensation cost is recognized for stock options, restricted stock awards and performance share units (“PSUs”) issued to employees, based on the fair value of these awards at the date of grant. The expense associated with stock based compensation is recognized over the required service period, generally defined as the vesting period of each individual arrangement.

The fair value of stock options granted and employee stock purchase plan awards are estimated at the date of grant using the Black-Scholes option-pricing model.

The fair value of restricted stock awards and PSUs is generally the market price of our stock on the date of grant. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. PSUs are contingent upon performance and service conditions, which affect the number of shares ultimately issued. The Company periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from Contracts with Customers—The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

New Accounting Standards

Adoption of New Accounting Standards

ASU 2016-02, “Leases (Topic 842)."  ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for the Company on January 1, 2019.  The Company adopted the standard through the required modified retrospective approach by applying the allowed transition method whereby comparative periods were not restated and a cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019.  Topic 842 requires the recognition of a lease liability measured as the present value of unpaid lease payments for operating leases where the Company is the lessee, and a corresponding right-of-use (ROU) asset for the right to use the leased properties. The Company elected not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases, a set of practical expedients for transition provided by ASU 2016-12. Further, the Company elected the practical expedient to use hindsight in determining the lease term and assessing impairment. The election of the hindsight practical expedient resulted in longer lease terms for a limited number of strategic locations based on relevant factors as of the adoption date. The Company implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure the Company meets the ASU’s reporting and disclosure requirements. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification (ASC) 840, “Leases.” As of January 1, 2019, right-of-use assets and related lease liabilities totaled $15.3 million and $15.7 million, respectively.  See Note 9 – Leases for further information regarding the Company’s leases on certain properties and equipment under operating leases.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques historically applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASU 2016-13 requires a new credit loss methodology, the current expected credit loss (“CECL”) model, which requires the recognition of an allowance for lifetime expected credit losses on loans. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The Company expects the adoption of CECL will result in an increase of its combined allowance for loan losses and reserve for unfunded commitments of 25% to 50%. The increase is primarily attributable to applying the CECL model to the Company's acquired loans, which, under prior guidance, were recorded at fair value without an allowance at acquisition date, and the requirement to record an allowance on unfunded commitments.  In addition, the increase is the result of changing from an incurred loss model, which encompasses allowances for current known and incurred losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  The Company will adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings. The Company is currently finalizing the execution of its implementation controls and processes; therefore, the ultimate impact of the adoption of ASU 2016-13 could differ from our current expectation.  The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company's financial statements.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2019 Acquisition

Acquisition of LoweryBank Branch—On February 1, 2019, the Bank completed the acquisition of the LoweryBank branch, the Sugar Land location of Huntington State Bank. The Bank paid $32.9 million in cash to acquire certain assets which included approximately $45.0 million in loans and assumed approximately $16.0 million in customer deposits. The Bank consolidated its existing Sugar Land bank office into this new bank office location, which was less than one mile away. The acquisition of LoweryBank was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company recognized goodwill of $578 thousand which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, which was deductible for tax purposes. Income and expense generated from acquired assets and liabilities assumed would not have a material impact, therefore, proforma numbers are not presented.

2018 Acquisition

Acquisition of Post Oak Bancshares, Inc.—On October 1, 2018, the Company completed the acquisition of Post Oak Bancshares, Inc. (“Post Oak”) and its wholly-owned subsidiary Post Oak Bank, N.A. headquartered in Houston, Texas. Post Oak operated thirteen bank offices, twelve located throughout the greater Houston metropolitan area and one in Beaumont, just outside of the Houston metropolitan area. The Company acquired Post Oak to further expand its Houston, Texas area market. Goodwill resulted from a combination of expected operational synergies and an enhanced branching network and was not deductible for tax purposes.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the Company finalized its valuation of all assets and liabilities acquired. A summary of the final purchase price allocation is as follows (dollars in thousands):

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans.

The following presents information at the acquisition date for PCI loans acquired in the transaction (dollars in thousands):

Contractually required principal and interest payments	$28,340
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,163)
Expected cash flows at acquisition	25,177
Interest component of expected cash flows (accretable yield)	(495)
Fair value of loans acquired with deterioration of credit quality	$25,672

Non-PCI Loans.

The following table presents information at the acquisition date for non-PCI loans acquired in the transaction (dollars in thousands):

Contractually required principal and interest payments	$1,152,892
Accretable discount	(13,293)
Fair value at acquisition	$1,166,185

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

To determine pro forma information, the Company adjusted its year ended December 31, 2018 and 2017 historical results to include the historical results for Post Oak for the year ended December 31, 2017 and the year ended December 31, 2018.

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

The Company incurred approximately $1.3 million and $1.7 million of pre-tax acquisition and merger-related expenses during the years ended December 31, 2019 and 2018, respectively, related to the Post Oak acquisition. The acquisition and merger-related expenses are reflected on the Company’s income statement for 2019 and 2018 but are excluded from the calculation of pro forma income above.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2016	$39,389	$4,055
Amortization	—	(781)
Balance as of December 31, 2017	39,389	3,274
Acquisition of Post Oak Bancshares, Inc.	183,736	25,128
Amortization	—	(1,815)
Balance as of December 31, 2018	223,125	26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	$223,642	$21,876

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Company performed its annual impairment test on October 1, 2019 and determined no impairment was necessary.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2019 is as follows (dollars in thousands):

2020	$3,922
2021	3,296
2022	3,003
2023	2,323
2024	2,188
Thereafter	7,144
Total	$21,876

4. CASH AND DUE FROM BANKS

The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2019.  “Cash and due from banks” in the consolidated balance sheets included a reserve amount of $27.7 million at December 31, 2018.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$8,570	$161	$(46)	$8,685
Municipal securities	219,068	1,258	(3,541)	216,785
Agency mortgage-backed pass-through securities	66,987	237	(1,029)	66,195
Corporate bonds and other	46,303	15	(690)	45,628
Total	$340,928	$1,671	$(5,306)	$337,293

As of December 31, 2019, the Company's management did not expect to sell any securities classified as available for sale with material unrealized losses; and the Company believes that it is more likely than not it will not be required to sell any of these securities before their anticipated recovery at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$20,222	$20,291
Due after one year through five years	9,067	9,374
Due after five years through ten years	51,921	53,409
Due after ten years	74,101	75,961
Subtotal	155,311	159,035
Agency mortgage-backed pass through and collateralized mortgage obligation securities	211,020	213,510
Total	$366,331	$372,545

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$22,295	$(239)	$436	$(4)	$22,731	$(243)
Agency mortgage-backed pass-through securities	20,792	(155)	4,369	(59)	25,161	(214)
Agency collateralized mortgage obligations	22,340	(208)	—	—	22,340	(208)
Municipal securities	9,514	(116)	—	—	9,514	(116)
Corporate bonds and other	5,492	(14)	—	—	5,492	(14)
Total	$80,433	$(732)	$4,805	$(63)	$85,238	$(795)

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. Government and agency securities	$999	$—	$1,417	$(46)	$2,416	$(46)
Municipal securities	10,140	(29)	136,934	(3,512)	147,074	(3,541)
Agency mortgage-backed pass-through securities	17,168	(209)	22,819	(820)	39,987	(1,029)
Corporate bonds and other	13,634	(35)	29,014	(655)	42,648	(690)
Total	$41,941	$(273)	$190,184	$(5,033)	$232,125	$(5,306)

During 2019, the Company received proceeds of $173.0 million related to the available for sale securities sold and recorded gross gains of $2.1 million and gross losses of $596 thousand for a net gain of $1.5 million. During 2018, the Company acquired $42.8 million and sold $12.7 million of securities acquired in the Post Oak transaction. No gains or losses were recognized.

At December 31, 2019 and 2018, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $24.3 million and $28.9 million at December 31, 2019 and 2018, respectively. The majority of the securities were pledged to collateralize public fund deposits.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial and industrial	$689,360	$702,037
Mortgage warehouse(1)	8,304	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,873,782	1,650,912
Commercial real estate construction and land development	410,471	430,128
1-4 family residential (including home equity)	698,957	649,311
Residential construction	192,515	186,411
Consumer and other	41,921	41,233
Total loans	3,915,310	3,708,306
Allowance for loan losses	(29,438)	(26,331)
Loans, net	$3,885,872	$3,681,975

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

Loans secured by owner-occupied properties represented 53.8% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2019. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans to be secured by property with adequate margins and to be guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.

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

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at December 31, 2019 and 2018 are presented in the table below (dollars in thousands):

	As of December 31, 2019	As of December 31, 2018
Outstanding balance	$16,589	$26,862
Less: Discount	(2,414)	(3,599)
Less: Allowance	(259)	—
Recorded investment	$13,916	$23,263

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the accretable yield for PCI loans for the years ended December 31, 2019 and 2018 were deemed immaterial.

Non-PCI Loans

The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance owed are presented in the table below (dollars in thousands).

	As of December 31, 2019	As of December 31, 2018
Outstanding balance	$672,927	$1,124,342
Less: Discount	(3,069)	(10,650)
Recorded investment	$669,858	$1,113,692

Changes in the discount accretion for Non-PCI loans were as follows (dollars in thousands):

	2019	2018
Balance at beginning of period	$10,650	$—
Additions	573	13,293
Accretion	(8,154)	(2,643)
Balance at end of period	$3,069	$10,650

Concentrations of Credit

The vast majority of the Company’s lending activity occurs in and around the Houston, Texas area. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

Related Party Loans

As of December 31, 2019 and 2018, loans outstanding to directors, officers and their affiliates totaled $6.8 million and $7.9 million, respectively.

An analysis of activity with respect to these related-party loans is as follows:

2019
(Dollars in thousands)
Beginning balance on January 1	$7,870
New loans and reclassified related loans	1,685
Repayments and reclassified related loans	(2,773)
Ending balance on December 31	$6,782

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below.  For purposes of this and future disclosures recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $15.5 million and $17.0 million as of December 31, 2019 and 2018, respectively, due to immateriality.

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,098	$—	$3,098	$8,388	$677,874	$689,360
Mortgage warehouse	—	—	—	—	8,304	8,304
Real estate:
Commercial real estate (including multi-family residential)	4,421	—	4,421	6,741	1,862,620	1,873,782
Commercial real estate construction and land development	66	—	66	9,050	401,355	410,471
1-4 family residential (including home equity)	1,598	—	1,598	3,294	694,065	698,957
Residential construction	564	—	564	746	191,205	192,515
Consumer and other	254	—	254	152	41,515	41,921
Total loans	$10,001	$—	$10,001	$28,371	$3,876,938	$3,915,310

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,951	$—	$1,951	$10,861	$689,225	$702,037
Mortgage warehouse	—	—	—	—	48,274	48,274
Real estate:
Commercial real estate (including multi-family residential)	3,502	—	3,502	17,776	1,629,634	1,650,912
Commercial real estate construction and land development	1,300	—	1,300	974	427,854	430,128
1-4 family residential (including home equity)	3,643	—	3,643	3,201	642,467	649,311
Residential construction	—	—	—	—	186,411	186,411
Consumer and other	91	—	91	141	41,001	41,233
Total loans	$10,487	$—	$10,487	$32,953	$3,664,866	$3,708,306

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.2 million and $1.0 million would have been recorded as income for the years ended December 31, 2019 and 2018, respectively.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,721	$6,136	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,478	19,558	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	208	208	—
Consumer and other	38	38	—
Total	27,445	27,940	—
With an allowance recorded:
Commercial and industrial	7,812	7,286	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,335	5,335	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	—	—	—
Residential construction	537	537	66
Consumer and other	26	26	26
PCI	2,039	2,959	659
Total	27,891	28,285	6,775
Total:
Commercial and industrial	13,533	13,422	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,813	24,893	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	745	745	66
Consumer and other	64	64	26
PCI	2,039	2,959	659
	$55,336	$56,225	$6,775

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment of impaired loans and interest recognized on impaired loans.

	Years Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$13,376	$399	$14,555	$423
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	25,856	489	23,198	756
Commercial real estate construction and land development	10,251	185	4,247	98
1-4 family residential (including home equity)	2,058	6	2,815	—
Residential construction	594	—	—	—
Consumer and other	75	1	3	5
PCI	3,133	8	—	—
Total	$55,343	$1,088	$44,818	$1,282

The average recorded investment of impaired loans for the year ended December 31, 2017 was $34.1 million. Interest income recognized for the year ended December 31, 2017 was $922 thousand.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the most recent analysis performed, the risk category of loans by class of loan at December 31, 2019 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$641,696	$14,170	$9,121	$24,295	$78	$689,360
Mortgage warehouse	8,304	—	—	—	—	8,304
Real estate:
Commercial real estate (including multi-family residential)	1,775,789	47,762	9,289	40,942	—	1,873,782
Commercial real estate construction and land development	388,151	9,583	639	12,098	—	410,471
1-4 family residential (including home equity)	669,288	15,798	5,844	8,027	—	698,957
Residential construction	189,209	2,560	—	746	—	192,515
Consumer and other	41,355	6	358	202	—	41,921
Total loans	$3,713,792	$89,879	$25,251	$86,310	$78	$3,915,310

The following table presents the risk category of loans by class of loan at December 31, 2018:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$656,783	$9,696	$13,874	$21,684	$—	$702,037
Mortgage warehouse	48,274	—	—	—	—	48,274
Real estate:
Commercial real estate (including multi-family residential)	1,570,243	29,702	7,101	43,866	—	1,650,912
Commercial real estate construction and land development	424,460	729	2,149	2,790	—	430,128
1-4 family residential (including home equity)	629,657	3,797	4,216	11,641	—	649,311
Residential construction	186,411	—	—	—	—	186,411
Consumer and other	40,673	31	301	228	—	41,233
Total loans	$3,556,501	$43,955	$27,641	$80,209	$—	$3,708,306

Allowance for Loan Losses

At December 31, 2019, the allowance for loan losses totaled $29.4 million, or 0.75% of total loans. At December 31, 2018, the allowance totaled $26.3 million or 0.71% of total loans. Acquired loans are carried over without an allowance for loan losses as they are recorded at fair value at the acquisition date.  However, the Company recorded a discount on the acquired loans which will be prospectively accreted, increasing its basis in such loans. At December 31, 2019, the balance of the acquisition accounting discount was $5.5 million.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31, 2019, 2018 and 2017:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	2,881	—	(654)	1,741	1,905	17	49	5,939
Charge-offs	(2,688)	—	(80)	(44)	(295)	—	(34)	(3,141)
Recoveries	274	—	3	—	—	—	32	309
Net charge-offs	(2,414)	—	(77)	(44)	(295)	—	(2)	(2,832)
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Allowance for loan losses:
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,234	—	1,588	199	127	98	2	4,248
Charge-offs	(2,424)	—	(42)	—	(25)	—	(24)	(2,515)
Recoveries	847	—	102	—	—	—	—	949
Net charge-offs	(1,577)	—	60	—	(25)	—	(24)	(1,566)
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Allowance for loan losses:
Balance December 31, 2016	$5,059	$—	$8,950	$1,217	$1,876	$748	$61	$17,911
Provision for loan losses	9,792	—	1,424	1,298	254	194	226	13,188
Charge-offs	(7,673)	—	(124)	—	—	—	(196)	(7,993)
Recoveries	516	—	3	10	10	—	4	543
Net charge-offs	(7,157)	—	(121)	10	10	—	(192)	(7,450)
Balance December 31, 2017	$7,694	$—	$10,253	$2,525	$2,140	$942	$95	$23,649

The following table presents the balance in the allowance for loan losses by portfolio type based on the impairment method as of December 31, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
December 31, 2019
Individually evaluated for impairment	$4,139	$—	$459	$2,085	$—	$66	$26	$6,775
Collectively evaluated for impairment	4,679	—	10,711	2,336	3,852	991	94	22,663
Total allowance for loan losses	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438

Allowance for loan losses related to:
December 31, 2018
Individually evaluated for impairment	$3,898	$—	$2,641	$190	$—	$—	$—	$6,729
Collectively evaluated for impairment	4,453	—	9,260	2,534	2,242	1,040	73	19,602
Total allowance for loan losses	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of December 31, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
December 31, 2019
Individually evaluated for impairment	$15,572	$—	$24,813	$12,142	$2,000	$745	$64	$55,336
Collectively evaluated for impairment	673,788	8,304	1,848,969	398,329	696,957	191,770	41,857	3,859,974
Total loans evaluated for impairment	$689,360	$8,304	1,873,782	$410,471	$698,957	$192,515	$41,921	$3,915,310

Recorded investment in loans:
December 31, 2018
Individually evaluated for impairment	$13,504	$—	$22,864	$4,440	$2,742	$—	$3	$43,553
Collectively evaluated for impairment	688,533	48,274	1,628,048	425,688	646,569	186,411	41,230	3,664,753
Total loans evaluated for impairment	$702,037	$48,274	$1,650,912	$430,128	$649,311	$186,411	$41,233	$3,708,306

Troubled Debt Restructurings

As of December 31, 2019 and 2018, the Company had a recorded investment in troubled debt restructurings of $28.9 million and $33.1 million, respectively. The Company allocated $3.2 million and $3.0 million of specific reserves for these loans at December 31, 2019 and 2018, respectively, and did not commit to lend additional amounts on these loans.

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2019, 2018 and 2017:

	As of December 31,
	2019			2018			2017
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	13	$4,358	$4,358	11	$2,770	$2,770	9	$2,399	$2,399
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	303	303	3	4,288	4,288	6	11,837	11,837
Commercial real estate construction and land development	—	—	—	1	3,114	3,114	1	210	210
1-4 family residential (including home equity)	1	396	396	—	—	—	1	86	86
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	2	43	43	—	—	—	—	—	—
Total	17	$5,100	$5,100	15	$10,172	$10,172	17	$14,532	$14,532

Troubled debt restructurings resulted in charge-offs of $251 thousand, $272 thousand and $136 thousand during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there were five loans for a total of $472 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2019.  As of December 31, 2018, no loans were modified under a troubled debt restructurings during the previous twelve-month period that subsequently defaulted during the year 2018. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2019 and 2018. During the year ended December 31, 2019, the Company added $5.1 million in new troubled debt restructurings, of which $4.6 million was still outstanding on December 31, 2019.  During the year ended December 31, 2018, the Company added $10.2 million in new troubled debt restructurings, of which $9.8 million was still outstanding on December 31, 2018.

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$346,248	$346,248	$—	$—	$346,248
Available for sale securities	372,545	—	372,545	—	372,545
Loans held for investment, net of allowance	3,885,872	—	—	3,918,210	3,918,210
Accrued interest receivable	15,468	13	1,783	13,672	15,468
Financial liabilities
Deposits	$4,068,101	$—	$4,073,031	$—	$4,073,031
Accrued interest payable	4,326	—	4,326	—	4,326
Borrowed funds	75,503	—	83,302	—	83,302
Subordinated debt	107,799	—	109,607	—	109,607

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$268,947	$268,947	$—	$—	$268,947
Available for sale securities	337,293	—	337,293	—	337,293
Loans held for investment, net of allowance	3,681,975	—	—	3,674,241	3,674,241
Accrued interest receivable	17,010	65	3,498	13,447	17,010
Financial liabilities
Deposits	$3,662,536	$—	$3,653,244	$—	$3,653,244
Accrued interest payable	2,812	—	2,812	—	2,812
Borrowed funds	225,493	—	230,445	—	230,445
Subordinated debt	48,899	—	49,663	—	49,663

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

Loans Held for Investment—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which reprice infrequently are estimated by discounting future cash flows. In accordance with ASU 2016-01, which was adopted effective January 1, 2018,  the discount rates used to determine the fair value of loans used interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.

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

Accrued Interest—The carrying amounts of accrued interest approximate their fair values resulting in a Level 1, 2 or 3 classification.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. government and agency securities	$—	$29,475	$—	$29,475
Municipal securities	—	87,537	—	87,537
Agency mortgage-backed pass-through securities	—	106,168	—	106,168
Agency collateralized mortgage obligations	—	107,342		107,342
Corporate bonds and other	—	42,023	—	42,023
Total	$—	$372,545	$—	$372,545

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. government and agency securities	$—	$8,685	$—	$8,685
Municipal securities	—	216,785	—	216,785
Agency mortgage-backed pass-through securities	—	66,195	—	66,195
Corporate bonds and other	—	45,628	—	45,628
Total	$—	$337,293	$—	$337,293

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 or 2018. There were no transfers between levels during 2019 or 2018.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of December 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,332
Commercial real estate (including multi- family residential)	—	—	4,876
Commercial real estate construction and land development	—	—	10,057
Residential construction	—	—	471
PCI	—	—	1,380
Other real estate owned	—	—	8,337
	$—	$—	$29,453

	As of December 31, 2018
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$5,252
Commercial real estate (including multi- family residential)	—	—	8,901
Commercial real estate construction and land development	—	—	2,924
Other real estate owned	—	—	630
	$—	$—	$17,707

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

During the years ended December 31, 2019 and 2018, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At December 31, 2019, the total reported fair value of impaired loans of $21.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $27.9 million that was reduced by specific allowance allocations totaling $6.8 million. At December 31, 2018, the total reported fair value of impaired loans of $17.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $23.8 million that was reduced by specific allowance allocations totaling $6.7 million.

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

At December 31, 2019, the balance of other real estate owned was $8.3 million consisting primarily of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. The Company had $630 thousand of other real estate owned at December 31, 2018. As of December 31, 2019 and 2018, no valuation allowance was recorded.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Land	$13,913	$11,586
Buildings	36,826	23,455
Lease right-of-use assets	11,180	—
Leasehold improvements	4,522	5,291
Furniture, fixtures and equipment	13,612	11,858
Construction in progress	250	480
Total	80,303	52,670
Less: accumulated depreciation	13,513	10,953
Premises and equipment, net	$66,790	$41,717

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $3.2 million for the year ended December 31, 2019 and $2.1 million for the year ended December 31, 2018.

9. LEASES

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2019.

At December 31, 2019, the Company had 14 leases consisting of branch locations and office space along with equipment. On the December 31, 2019 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the year 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Operating lease costs classified as occupancy and equipment expense were $3.6 million for the year ended December 31, 2019.  Included in these amounts were short-term lease costs of $553 thousand for the year ended December 31, 2019.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at or for the year ended December 31, 2019 is as follows (dollars in thousands):

Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$11,180
Operating lease liability classified as other liabilities	11,477
Income Statement:
Operating lease cost classified as occupancy and equipment expense	$3,554
Weighted average lease term, in years	5.53
Weighted average discount rate	3.19%

A maturity analysis of the Company’s lease liabilities at December 31, 2019 is as follows (dollars in thousands):

Lease payments due:
Within one year	$2,867
After one but within two years	2,608
After two but within three years	2,204
After three but within four years	1,596
After four but within five years	1,131
After five years	2,162
Total lease payments	12,568
Discount on cash flows	1,091
Total lease liability	$11,477

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2019 and December 31, 2018 were $485.8 million and $509.3 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$767,273
After one but within two years	206,600
After two but within three years	105,985
After three but within four years	73,145
After four but within five years	37,580
Total	$1,190,583

The Company had $263.5 million and $261.1 million of brokered deposits. There were no concentrations of deposits with any one depositor at December 31, 2019 and 2018, respectively.

Related party deposits from principal officers, directors and their affiliates at December 31, 2019 and 2018 were $9.2 million and $9.6 million, respectively.

11. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2019, the Company had total borrowing capacity of $1.72 billion, of which $1.51 billion was available under this agreement and $204.8 million was outstanding. FHLB advances of $75.0 million were outstanding at December 31, 2019, at a weighted average rate of 2.29%. Letters of credit were $129.8 million at December 31, 2019, of which $8.6 million expired in January 2020, $8.9 million expired in February 2020, $25.0 million will expire in March 2020, $8.5 million will expire in April 2020, $37.1 million will expire in June 2020, $1.7 million will expire in July 2020, $8.4 million will expire in August 2020, $25.0 million will expire in October 2020, $4.1 million will expire in December 2020 and $2.5 million will expire in March 2021.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. The credit agreement contains certain restrictive covenants. At December 31, 2019, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.50%, at December 31, 2019, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2020	$—
2021	—
2022	—
2023	—
2024 and thereafter	569
Total	$569

12. SUBORDINATED DEBT

Junior Subordinated Debentures

On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III with an aggregate original principal amount of $11.3 million and a current carrying value of $9.5 million at December 31, 2019. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

A summary of pertinent information related to the Company's issuances of junior subordinated debentures outstanding at December 31, 2019 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of December 31, 2019 was 1.9124%.
(2)	All debentures are currently callable.

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

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.6 million. The Company intends to use the net proceeds from the offering to support its growth and for general corporate purposes.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current	$13,514	$8,204	$8,320
Deferred	(87)	(256)	427
Total	$13,427	$7,948	$8,747

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2019, 2018 and 2017 due to the following:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Taxes calculated at statutory rate	$13,940	$9,504	$9,233
Increase (decrease) resulting from:
Stock based compensation	(11)	(400)	(755)
Effect of tax exempt income	(698)	(1,284)	(2,328)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	—	—	2,621
Other, net	196	128	(24)
Total	$13,427	$7,948	$8,747

The Company recognized net tax benefits related to stock based compensation totaling $11 thousand in 2019, $587 thousand in 2018 and $1.1 million in 2017.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2019 and 2018 are based on the 21% maximum federal statutory tax rate.

Deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,432	$5,898
Net unrealized loss on available for sale securities	—	761
Deferred compensation	855	366
Total deferred tax assets	7,287	7,025
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(3,591)	(2,718)
Net unrealized gain on available for sale securities	(1,307)	—
Premises and equipment basis difference	(2,099)	(2,035)
Total deferred tax liabilities	(6,997)	(4,753)
Net deferred tax assets	$290	$2,272

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2019, 2018 and 2017. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2016.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION

At December 31, 2019, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc., on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company and its affiliates. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $3.1 million, $1.7 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of December 31, 2019. There were no stock options granted during 2019. Under the Plan, options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

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

	2018	2017
Risk-free interest rate	2.72%	2.40%
Expected term	10.00	10.00
Expected stock price volatility	29.26%	29.70%
Dividend yield	—	—

A summary of the activity in the stock option plans during the years ended December 31, 2019 and 2018 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2018	775	$19.94	5.72	$13,718
Options granted	4	40.40
Options assumed	299	12.83
Options exercised	(244)	13.88
Options forfeited	(32)	29.53
Options outstanding, December 31, 2018	802	$18.88	4.61	$10,830
Options granted	—	—
Options exercised	(179)	15.16
Options forfeited	(7)	24.18
Options outstanding, December 31, 2019	616	$19.90	4.00	$10,904
Options vested and exercisable, December 31, 2019	571	$18.98	3.75	$10,634

The Company expects all outstanding options at December 31, 2019 to vest.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the stock option plans during each year is as follows:

	2019(1)	2018	2017
	(In thousands)
Intrinsic value of options exercised	$751	$3,254	$3,371
Cash received from option exercises	2,709	3,393	3,743
Weighted average fair value of options granted	$—	$18.00	$16.55

(1)	There were no options granted in 2019.

As of December 31, 2019, there was $402 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.88 years.

Restricted Stock Awards

The Company has issued 314,539 restricted stock awards under the Plan as of December 31, 2019.  During 2018, the Company awarded 122,127 shares of restricted stock with a weighted average grant date fair value of $39.04.  During 2019, the Company awarded 87,950 shares of restricted stock with a weighted average grant date fair value of $34.97. The shares of restricted stock generally vest over a period of 4 years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2019 and 2018 including changes during the years then ended is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2018	41	$30.46
Share awards granted	122	39.04
Share awards vested	(20)	30.12
Unvested share awards forfeited or cancelled	—	—
Nonvested share awards outstanding, December 31, 2018	143	$37.48
Share awards granted	88	34.97
Share awards vested	(45)	36.70
Unvested share awards forfeited or cancelled	(19)	38.46
Nonvested share awards outstanding, December 31, 2019	167	$36.23

At December 31, 2019, there was $5.3 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2019, 2018 and 2017 was approximately $1.6 million, $621 thousand and $203 thousand, respectively.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  During 2019, the Company awarded 34,628 PSUs.  At December 31, 2019, there was $888 thousand of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.27 years.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee's contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2019, 2018 and 2017 was $1.4 million, $962 thousand and $789 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $3.7 million, $2.5 million and $1.5 million for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. 2019 Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $210 thousand, $48 thousand and $144 thousand for the years ended December 31, 2019, 2018, and 2017 respectively.

16. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$507,411	$531,470	$471,440	$530,546
Standby letters of credit	10,843	4,309	14,217	9,067
Total	$518,254	$535,779	$485,657	$539,613

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2019, the fixed rate loan commitments have interest rates ranging from 1.95% to 8.40% with a weighted average maturity and rate of 3.59 years and 5.32%, respectively.

17. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guideline for U.S. Banks (Basel III Rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and were fully phased in on January 1, 2019. Management believes as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2019 and 2018:

							To Be Categorized As
							Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2019
Total Capital (to risk weighted assets)	$596,684	14.83%	$321,775	8.00%	$422,330	10.500%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	459,447	11.42%	180,999	4.50%	281,553	7.000%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	468,972	11.66%	241,331	6.00%	341,886	8.500%	N/A	N/A
Tier 1 Capital (to average tangible assets)	468,972	10.02%	187,146	4.00%	187,146	4.000%	N/A	N/A
As of December 31, 2018
Total Capital (to risk weighted assets)	$531,453	13.70%	$310,295	8.00%	$383,020	9.875%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	456,223	11.76%	174,541	4.50%	247,266	6.375%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	465,637	12.01%	232,721	6.00%	305,446	7.875%	N/A	N/A
Tier 1 Capital (to average tangible assets)	465,637	10.61%	175,621	4.00%	175,621	4.000%	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2019
Total Capital (to risk weighted assets)	$578,425	14.39%	$321,556	8.00%	$422,043	10.500%	$401,945	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	509,372	12.67%	180,875	4.50%	281,362	7.000%	261,265	6.50%
Tier 1 Capital (to risk weighted assets)	509,372	12.67%	241,167	6.00%	341,654	8.500%	321,556	8.00%
Tier 1 Capital (to average tangible assets)	509,372	10.89%	187,018	4.00%	187,018	4.000%	233,773	5.00%
As of December 31, 2018
Total Capital (to risk weighted assets)	$524,660	13.53%	$310,179	8.00%	$382,877	9.875%	$387,724	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	458,844	11.83%	174,476	4.50%	247,174	6.375%	252,021	6.50%
Tier 1 Capital (to risk weighted assets)	458,844	11.83%	232,634	6.00%	305,333	7.875%	310,179	8.00%
Tier 1 Capital (to average tangible assets)	458,844	10.45%	175,552	4.00%	175,552	4.000%	219,440	5.00%

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

18. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company represent the only dilutive effect reflected in diluted weighted average shares. Common shares issuable under restricted stock awards, stock options and the Employee Stock Purchase Plan are considered outstanding at the date of grant, are accounted for as participating securities and are included in basic and diluted weighted average common shares outstanding.

	Years Ended December 31,
	2019		2018		2017
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$52,959		$37,309		$17,632
Basic:
Weighted average shares outstanding	21,152	$2.50	15,485	$2.41	13,125	$1.34

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	272		288		333
Total	21,424	$2.47	15,773	$2.37	13,458	$1.31

Stock options for 23,125, 54,175 and 28,300 shares were not considered in computing diluted earnings per share as of December 31, 2019, 2018 and 2017, respectively, because they were antidilutive.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$17,775	$6,780
Investment in subsidiary	760,131	705,947
Other assets	1,665	1,026
TOTAL	$779,571	$713,753
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$504	$492
Subordinated debentures	68,184	9,414
Accrued interest payable and other liabilities	1,018	862
Total liabilities	69,706	10,768
SHAREHOLDERS’ EQUITY:
Common stock	20,524	21,938
Capital surplus	521,066	571,804
Retained earnings	163,375	112,131
Accumulated other comprehensive income (loss)	4,900	(2,888)
Total shareholders’ equity	709,865	702,985
TOTAL	$779,571	$713,753

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
OPERATING INCOME:
Other income	$25	$16	$13
Total income	25	16	13
OPERATING EXPENSE:
Interest expense on borrowed funds	1,459	38	33
Other expenses	1,922	1,692	1,465
Total operating expense	3,381	1,730	1,498
Income before income tax benefit and equity in undistributed income of subsidiaries	(3,356)	(1,714)	(1,485)
Income tax benefit	705	360	756
Income before equity in undistributed income of subsidiaries	(2,651)	(1,354)	(729)
Dividends from subsidiary and equity in undistributed income of subsidiaries	55,610	38,663	18,361
Net income	$52,959	$37,309	$17,632

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,959	$37,309	$17,632
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(55,610)	(38,663)	(18,361)
Net amortization of discount on subordinated debentures	169	110	107
Stock based compensation expense	3,100	1,685	1,780
Increase in other assets	(639)	(236)	(378)
Increase (decrease) in accrued interest payable and other liabilities	166	279	(377)
Net cash provided by operating activities	145	484	403
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from subsidiary	7,500	—	—
Capital investment in bank subsidiary	—	—	(21,000)
Net cash provided by (used in) investing activities	7,500	—	(21,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,412	3,552	4,248
Proceeds from subordinated notes issuance, net of offering expenses	58,601	—	—
Repurchase of treasury stock	(58,663)	(2,113)	—
Net cash provided by financing activities	3,350	1,439	4,248
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,995	1,923	(16,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,780	4,857	21,206
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,775	$6,780	$4,857

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share(1)
	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2019
First quarter	$57,149	$44,603	$12,678	$0.58	$0.58
Second quarter	58,946	45,571	14,248	0.67	0.66
Third quarter	58,665	44,837	12,047	0.57	0.57
Fourth quarter	58,147	44,526	13,986	0.68	0.67

2018
First quarter	$32,391	$26,889	$7,711	$0.58	$0.57
Second quarter	34,193	27,816	7,556	0.57	0.55
Third quarter	35,336	28,036	8,879	0.66	0.65
Fourth quarter	56,303	45,838	13,163	0.60	0.59

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year

21. SUBSEQUENT EVENT

Dividend Declaration

On January 28, 2020, the Company declared its first quarterly cash dividend of $0.10 per share of common stock to be paid on March 16, 2020 to all shareholders of record as of February 28, 2020.

Other Real Estate

On February 4, 2020, the Company foreclosed on a loan and recorded a $6.9 million property as other real estate.  The loan was classified as impaired with a specific reserve charged through the allowance for loan loss of $1.9 million at December 31, 2019. At foreclosure, the Company recorded a charge-off of $2.1 million to record the property at fair value less estimated selling costs.

Stock Repurchase Authorization

On February 26, 2020, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of its common stock outstanding at the discretion of management through March 31, 2021. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations.  On February 20, 2020, the Company completed its second one million share repurchase authorization previously approved on July 25, 2019.