Form 10-Q
period 2020-03-31
Allegiance Bancshares, Inc.
filed 2020-05-01
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of April 29, 2020, the registrant had 20,402,965 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

March 31, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$156,700	$213,347
Interest-bearing deposits at other financial institutions	18,189	132,901
Total cash and cash equivalents	174,889	346,248
Available for sale securities, at fair value	508,250	372,545
Loans held for investment	3,955,546	3,915,310
Less: allowance for loan losses	(37,511)	(29,438)
Loans, net	3,918,035	3,885,872
Accrued interest receivable	17,203	15,468
Premises and equipment, net	66,798	66,790
Other real estate owned	12,617	8,337
Federal Home Loan Bank stock	12,798	6,242
Bank owned life insurance	27,255	27,104
Goodwill	223,642	223,642
Core deposit intangibles, net	20,886	21,876
Other assets	20,056	18,530
TOTAL ASSETS	$5,002,429	$4,992,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,217,532	$1,252,232
Interest-bearing
Demand	341,524	367,278
Money market and savings	1,110,631	1,258,008
Certificates and other time	1,283,887	1,190,583
Total interest-bearing deposits	2,736,042	2,815,869
Total deposits	3,953,574	4,068,101
Accrued interest payable	3,821	4,326
Borrowed funds	190,506	75,503
Subordinated debt	107,930	107,799
Other liabilities	40,005	27,060
Total liabilities	4,295,836	4,282,789
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,355,120 shares issued and outstanding at March 31, 2020 and 20,523,816 shares issued and outstanding at December 31, 2019	20,355	20,524
Capital surplus	513,894	521,066
Retained earnings	164,858	163,375
Accumulated other comprehensive income	7,486	4,900
Total shareholders’ equity	706,593	709,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002,429	$4,992,654

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$54,624	$54,189
Securities:
Taxable	2,087	982
Tax-exempt	546	1,290
Deposits in other financial institutions	195	688
Total interest income	57,452	57,149
INTEREST EXPENSE:
Demand, money market and savings deposits	4,364	3,728
Certificates and other time deposits	6,084	6,256
Borrowed funds	506	1,827
Subordinated debt	1,473	735
Total interest expense	12,427	12,546
NET INTEREST INCOME	45,025	44,603
Provision for loan losses	10,990	1,002
Net interest income after provision for loan losses	34,035	43,601
NONINTEREST INCOME:
Nonsufficient funds fees	169	162
Service charges on deposit accounts	457	325
Gain on sale of securities	194	—
(Loss) gain on sale of other real estate and other repossessed assets	(69)	1
Bank owned life insurance income	151	159
Rebate from correspondent bank	493	896
Other	1,330	1,746
Total noninterest income	2,725	3,289
NONINTEREST EXPENSE:
Salaries and employee benefits	19,781	19,684
Net occupancy and equipment	1,907	2,098
Depreciation	866	753
Data processing and software amortization	1,826	1,577
Professional fees	573	599
Regulatory assessments and FDIC insurance	632	728
Core deposit intangibles amortization	990	1,178
Communications	417	430
Advertising	521	704
Acquisition and merger-related expenses	—	1,173
Other	4,888	2,191
Total noninterest expense	32,401	31,115
INCOME BEFORE INCOME TAXES	4,359	15,775
Provision for income taxes	843	3,097
NET INCOME	$3,516	$12,678
EARNINGS PER SHARE:
Basic	$0.17	$0.58
Diluted	$0.17	$0.58
DIVIDENDS PER SHARE	$0.10	$—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$3,516	$12,678
Other comprehensive income, before tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period	3,466	7,462
Reclassification of gain realized through the sale of securities	(194)	—
Total other comprehensive income	3,272	7,462
Deferred tax expense related to other comprehensive income	(686)	(1,559)
Other comprehensive income, net of tax	2,586	5,903
Comprehensive income	$6,102	$18,581

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				12,678		12,678
Other comprehensive income					5,903	5,903
Common stock issued in connection with the exercise of stock options and restricted stock awards	32,647	32	632			664
Repurchase of common stock	(486,415)	(486)	(16,858)			(17,344)
Stock based compensation expense			607			607
BALANCE AT MARCH 31, 2019	21,483,972	$21,484	$556,184	$123,094	$3,015	$703,777

BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				3,516		3,516
Other comprehensive income					2,586	2,586
Cash dividends declared, $0.10 per share				(2,033)		(2,033)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,638	75	1,082			1,157
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			804			804
BALANCE AT MARCH 31, 2020	20,355,120	$20,355	$513,894	$164,858	$7,486	$706,593

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,516	$12,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,856	1,931
Provision for loan losses	10,990	1,002
Deferred income tax (benefit) expense	(2,250)	40
Net amortization of premium on investments	506	934
Excess tax benefit from stock based compensation	(25)	(420)
Bank owned life insurance income	(151)	(159)
Net accretion of discount on loans	(1,149)	(2,678)
Net amortization of discount on subordinated debt	28	28
Net accretion of discount on certificates of deposit	(110)	(287)
Loss (gain) on sale or write-downs of other real estate and other repossessed assets	2,283	(1)
Net gain on sale of securities	(194)	—
Federal Home Loan Bank stock dividends	(71)	(58)
Stock based compensation expense	804	607
Net change in operating leases	636	11
(Increase) decrease in accrued interest receivable and other assets	(4,141)	2,177
(Decrease) Increase in accrued interest payable and other liabilities	(2,118)	3,820
Net cash provided by operating activities	10,410	19,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	164,575	554,829
Proceeds from sales of available for sale securities	29,735	—
Purchase of available for sale securities	(309,922)	(558,438)
Net change in total loans	(49,052)	(51,357)
Purchase of bank premises and equipment	(1,510)	(415)
Proceeds from sale of bank premises, equipment and other real estate	485	—
Net purchases of Federal Home Loan Bank stock	(6,485)	(3,366)
Net cash paid for the LoweryBank branch acquisition	—	(32,867)
Net cash used in investing activities	(172,174)	(91,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(34,700)	(41,260)
Net (decrease) increase in interest-bearing deposits	(79,717)	143,323
Net change in other borrowed funds	100,000	(23,498)
Net increase in borrowings under credit agreement	15,000	—
Dividends paid to common shareholders	(2,033)	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	1,157	664
Repurchase of common stock	(9,302)	(17,344)
Net cash (used in) provided by financing activities	(9,595)	61,885
NET CHANGE IN CASH AND CASH EQUIVALENTS	(171,359)	(10,104)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	346,248	268,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,889	$258,843
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	12,932	10,847
Cash paid for operating lease liabilities	817	931
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$—	$15,266
Loans transferred to other real estate	4,280	522
Other real estate transferred to loans	1,615	—
Security trades not yet settled	16,939	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service bank offices in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of March 31, 2020. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies has and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for 395 loans with an aggregate loan balance of $203.8 million. Through April 26, 2020, the number of deferrals increased to 1,563 with an aggregate loan balance of $838.1 million, with substantially all considered performing at the time of deferral. These deferrals were generally no more than 90 days in duration.

Additionally, the Bank is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. Through April 26, 2020, the Company had approved more than 3,500 PPP loans in excess of $640 million under the allocation approved by Congress.

The Company identified several loan portfolio categories that it considered to be most “at-risk” from the COVID-19 pandemic, such as, oil and gas, hotel, and restaurants and bars with outstanding loan balances of $80.7 million, $133.0 million and $101.3 million at March 31, 2020, respectively.  The Company’s exposure to the oil and gas industry is minimal as it does not participate in exploration and production or reserve-based lending; however, this industry is vital to the Houston region and the indirect effects could be significant. The Company considers these “at-risk” portfolios to be the most vulnerable to financial difficulties and risks from business disruptions caused by the pandemic spread mitigation efforts. Due to the uncertainty in the economy and unemployment from COVID-19 and the sharp reduction in crude oil prices, the impact could extend to the Company’s securities portfolio, income taxes, other real estate owned and goodwill and intangibles among other items, although the impact is dependent on future events which are highly uncertain and cannot be predicted at this time.

In a period of economic contraction, additional loan losses and lost interest income may occur, either in the industries previously noted or others to which the Company has exposure.  The Company continues to accrue interest on loans modified under the new accounting standards.  To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

New Accounting Standards

Adoption of New Accounting Standards

ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. In response to COVID-19, new guidance was issued that complies with GAAP whereby, subject to certain restrictions, loan modifications may not be subject to classification as TDRs.  Through April 26, 2020, the Company granted deferrals on 1,563 loans with an aggregate loan balance of $838.1 million. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have an impact on the Company’s financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820). – Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures and add disclosure requirements identified as relevant. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company's financial statements.

ASU 2016-02, “Leases (Topic 842)."  ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for the Company on January 1, 2019.  The Company adopted the standard through the required modified retrospective approach by applying the allowed transition method whereby comparative periods were not restated and a cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019.  Topic 842 requires the recognition of a lease liability measured as the present value of unpaid lease payments for operating leases where the Company is the lessee, and a corresponding right-of-use (ROU) asset for the right to use the leased properties. The Company elected not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases, a set of practical expedients for transition provided by ASU 2016-12. Further, the Company elected the practical expedient to use hindsight in determining the lease term and assessing impairment. The election of the hindsight practical expedient resulted in longer lease terms for a limited number of strategic locations based on relevant factors as of the adoption date. The Company implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure the Company meets the ASU’s reporting and disclosure requirements. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification (ASC) 840, “Leases.” See Note 6 – Leases for further information regarding the Company’s leases on certain properties and equipment under operating leases.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 (“CECL”) requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, CECL amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, the CARES Act, signed by the President of the United States on March 27, 2020 includes an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company expects to adopt CECL as of January 1, 2020 after the deferral period ends. Due to the uncertainty of the impact of COVID-19 and the sharp decline in crude oil prices, which can be impactful to the Houston market, the Company has delayed its implementation of CECL and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The Company will continue to perform and enhance CECL model operations parallel with the incurred loss model throughout 2020, or until adoption.

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendment is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be become effective for the Company on January 1, 2021 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company incurred approximately $1.7 million and $1.3 million of pre-tax acquisition and merger-related expenses reflected on the Company’s income statement during the years ended December 31, 2018 and 2019, respectively, related to the Post Oak acquisition.

2019 Acquisition

Acquisition of LoweryBank Branch—On February 1, 2019, the Bank completed the acquisition of LoweryBank, the Sugar Land location of Huntington State Bank. The Bank paid $32.9 million in cash to acquire certain assets which included approximately $45.0 million in loans and assumed approximately $16.0 million in customer deposits. The Bank consolidated its existing Sugar Land bank office into this new bank office location, which was less than one mile away. The acquisition of LoweryBank was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company recognized goodwill of $578 thousand which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, which is expected to be deductible for tax purposes. Income and expense generated from acquired assets and liabilities assumed would not have a material impact; therefore, proforma numbers are not presented.

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	223,642	21,876
Amortization	—	(990)
Balance as of March 31, 2020	$223,642	$20,886

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. While the Company’s stock was trading above book value for most of the first quarter of 2020, it did decline at the end of the quarter. Although management did not deem this to be a sustained decline in the Company’s stock price at March 31, 2020, it performed an impairment analysis concluding it is more likely than not the fair value exceeded the carrying amount.  In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2020 is as follows (dollars in thousands):

Remaining 2020	$2,941
2021	3,296
2022	3,003
2023	2,323
2024	2,188
Thereafter	7,135
Total	$20,886

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$27,914	$506	$(118)	$28,302
Municipal securities	252,906	3,634	—	256,540
Agency mortgage-backed pass-through securities	93,965	3,961	—	97,926
Agency collateralized mortgage obligations	102,361	3,036	(1,411)	103,986
Corporate bonds and other	21,618	78	(200)	21,496
Total	$498,764	$11,215	$(1,729)	$508,250

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of March 31, 2020, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2020, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$15,007	$14,997
Due after one year through five years	10,520	10,931
Due after five years through ten years	57,109	58,760
Due after ten years	219,802	221,650
Subtotal	302,438	306,338
Agency mortgage-backed pass through and collateralized mortgage obligation securities	196,326	201,912
Total	$498,764	$508,250

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$20,702	$(118)	$—	$—	$20,702	$(118)
Agency collateralized mortgage obligations	41,822	(1,411)	—	—	41,822	(1,411)
Corporate bonds and other	14,387	(200)	—	—	14,387	(200)
Total	$76,911	$(1,729)	$—	$—	$76,911	$(1,729)

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$22,295	$(239)	$436	$(4)	$22,731	$(243)
Agency mortgage-backed pass-through securities	20,792	(155)	4,369	(59)	25,161	(214)
Agency collateralized mortgage obligations	22,340	(208)	—	—	22,340	(208)
Municipal securities	9,514	(116)	—	—	9,514	(116)
Corporate bonds and other	5,492	(14)	—	—	5,492	(14)
Total	$80,433	$(732)	$4,805	$(63)	$85,238	$(795)

 The Company sold $29.7 million in securities and recorded gross gains of $298 thousand and gross losses of $104 thousand for a net gain of $194 thousand during the three months ended March 31, 2020. There were no securities sold during the three months ended March 31, 2019.  At March 31, 2020 and December 31, 2019, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $25.1 million at March 31, 2020 and $24.3 million at December 31, 2019, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Commercial and industrial	$702,267	$689,360
Mortgage warehouse	1,051	8,304
Real estate:
Commercial real estate (including multi-family residential)	1,951,080	1,873,782
Commercial real estate construction and land development	378,987	410,471
1-4 family residential (including home equity)	704,212	698,957
Residential construction	177,025	192,515
Consumer and other	40,924	41,921
Total loans	3,955,546	3,915,310
Allowance for loan losses	(37,511)	(29,438)
Loans, net	$3,918,035	$3,885,872

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at March 31, 2020 are presented in the table below:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Outstanding balance	$16,372	$16,589
Less: Discount	(2,267)	(2,414)
Less: Allowance	(1,111)	(259)
Recorded investment	$12,994	$13,916

The recorded investment of PCI loans at March 31, 2019 was $21.4 million. Acquired loans were recorded through acquisition accounting without an allowance. There was an allocation of $1.1 million in the allowance for loan losses relating to PCI loans at March 31, 2020.

Changes in the accretable yield for PCI loans for the three months ended March 31, 2020 and 2019 were deemed immaterial.

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment, defined as the unpaid principal balance, in past due loans, segregated by class of loans, is as follows:

	March 31, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$5,536	$—	$5,536	$8,669	$688,062	$702,267
Mortgage warehouse	—	—	—	—	1,051	1,051
Real estate:
Commercial real estate (including multi-family residential)	9,787	—	9,787	7,024	1,934,269	1,951,080
Commercial real estate construction and land development	4,049	—	4,049	1,958	372,980	378,987
1-4 family residential (including home equity)	3,664	—	3,664	2,845	697,703	704,212
Residential construction	447	—	447	982	175,596	177,025
Consumer and other	57	—	57	143	40,724	40,924
Total loans	$23,540	$—	$23,540	$21,621	$3,910,385	$3,955,546

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,098	$—	$3,098	$8,388	$677,874	$689,360
Mortgage warehouse	—	—	—	—	8,304	8,304
Real estate:
Commercial real estate (including multi-family residential)	4,421	—	4,421	6,741	1,862,620	1,873,782
Commercial real estate construction and land development	66	—	66	9,050	401,355	410,471
1-4 family residential (including home equity)	1,598	—	1,598	3,294	694,065	698,957
Residential construction	564	—	564	746	191,205	192,515
Consumer and other	254	—	254	152	41,515	41,921
Total loans	$10,001	$—	$10,001	$28,371	$3,876,938	$3,915,310

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of March 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,368	$5,433	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	20,673	20,753	—
Commercial real estate construction and land development	1,958	1,958	—
1-4 family residential (including home equity)	1,389	1,389	—
Residential construction	—	—	—
Consumer and other	33	33	—
Total	29,421	29,566	—
With an allowance recorded:
Commercial and industrial	6,827	7,522	2,692
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3,416	3,416	238
Commercial real estate construction and land development	3,386	3,386	225
1-4 family residential (including home equity)	93	93	2
Residential construction	982	982	144
Consumer and other	25	25	7
Total	14,729	15,424	3,308
Total:
Commercial and industrial	12,195	12,955	2,692
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,089	24,169	238
Commercial real estate construction and land development	5,344	5,344	225
1-4 family residential (including home equity)	1,482	1,482	2
Residential construction	982	982	144
Consumer and other	58	58	7
	$44,150	$44,990	$3,308

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,721	$6,136	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,478	19,558	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	208	208	—
Consumer and other	38	38	—
Total	27,445	27,940	—
With an allowance recorded:
Commercial and industrial	7,812	7,286	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,335	5,335	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	—	—	—
Residential construction	537	537	66
Consumer and other	26	26	26
PCI	2,039	2,959	659
Total	27,891	28,285	6,775
Total:
Commercial and industrial	13,533	13,422	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,813	24,893	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	745	745	66
Consumer and other	64	64	26
PCI	2,039	2,959	659
	$55,336	$56,225	$6,775

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$12,469	$102	$14,352	$92
Mortgage warehouse	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,192	233	22,499	95
Commercial real estate construction and land development	5,197	47	3,786	31
1-4 family residential (including home equity)	1,499	3	2,495	4
Residential construction	864	—	—	—
Consumer and other	61	—	40	—
Total	$44,282	$385	$43,172	$222

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including factors such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans by credit risk. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk ratings to be used as credit quality indicators.

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

Based on the most recent analysis performed, the risk category of loans by class of loan at their recorded investment at March 31, 2020 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$647,621	$19,691	$10,352	$24,527	$76	$702,267
Mortgage warehouse	1,051	—	—	—	—	1,051
Real estate:
Commercial real estate (including multi-family residential)	1,838,807	55,719	14,240	42,314	—	1,951,080
Commercial real estate construction and land development	363,533	9,451	644	5,359	—	378,987
1-4 family residential (including home equity)	679,037	11,229	6,687	7,259	—	704,212
Residential construction	173,563	2,480	—	982	—	177,025
Consumer and other	40,223	158	352	191	—	40,924
Total loans	$3,743,835	$98,728	$32,275	$80,632	$76	$3,955,546

The following table presents the risk category of loans by class of loan at December 31, 2019:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$641,696	$14,170	$9,121	$24,295	$78	$689,360
Mortgage warehouse	8,304	—	—	—	—	8,304
Real estate:
Commercial real estate (including multi-family residential)	1,775,789	47,762	9,289	40,942	—	1,873,782
Commercial real estate construction and land development	388,151	9,583	639	12,098	—	410,471
1-4 family residential (including home equity)	669,288	15,798	5,844	8,027	—	698,957
Residential construction	189,209	2,560	—	746	—	192,515
Consumer and other	41,355	6	358	202	—	41,921
Total loans	$3,713,792	$89,879	$25,251	$86,310	$78	$3,915,310

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31, 2020 and 2019:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	1,865	—	5,725	732	2,296	374	(2)	10,990
Charge-offs	(734)	—	(144)	(2,164)	(90)	—	—	(3,132)
Recoveries	215	—	—	—	—	—	—	215
Net charge-offs	(519)	—	(144)	(2,164)	(90)	—	—	(2,917)
Balance March 31, 2020	$10,164	$—	$16,751	$2,989	$6,058	$1,431	$118	$37,511
Allowance for loan losses:
Three Months Ended
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	803	—	(85)	(435)	653	84	(18)	1,002
Charge-offs	(246)	—	(80)	—	—	—	—	(326)
Recoveries	91	—	3	—	—	—	22	116
Net charge-offs	(155)	—	(77)	—	—	—	22	(210)
Balance March 31, 2019	$8,999	$—	$11,739	$2,289	$2,895	$1,124	$77	$27,123

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of March 31, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
March 31, 2020
Individually evaluated for impairment	$2,692	$—	$238	$225	$2	$144	$7	$3,308
Collectively evaluated for impairment	7,472	—	16,513	2,764	6,056	1,287	111	34,203
Total allowance for loan losses	$10,164	$—	$16,751	$2,989	$6,058	$1,431	$118	$37,511

December 31, 2019
Individually evaluated for impairment	$4,139	$—	$459	$2,085	$—	$66	$26	$6,775
Collectively evaluated for impairment	4,679	—	10,711	2,336	3,852	991	94	22,663
Total allowance for loan losses	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of March 31, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2020
Individually evaluated for impairment	$12,195	$—	$24,089	$5,344	$1,482	$982	$58	$44,150
Collectively evaluated for impairment	690,072	1,051	1,926,991	373,643	702,730	176,043	40,866	3,911,396
Total loans evaluated for impairment	$702,267	$1,051	$1,951,080	$378,987	$704,212	$177,025	$40,924	$3,955,546

December 31, 2019
Individually evaluated for impairment	$15,572	$—	$24,813	$12,142	$2,000	$745	$64	$55,336
Collectively evaluated for impairment	673,788	8,304	1,848,969	398,329	696,957	191,770	41,857	3,859,974
Total loans evaluated for impairment	$689,360	$8,304	$1,873,782	$410,471	$698,957	$192,515	$41,921	$3,915,310

Troubled Debt Restructurings

As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $28.3 million and $28.9 million, respectively. The Company allocated $2.6 million and $3.2 million of specific reserves for troubled debt restructurings at March 31, 2020 and December 31, 2019, respectively.

The following table presents information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	5	$1,104	$1,104	6	$511	$511
Mortgage warehouse	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	118	118	1	397	397
Residential construction	—	—	—	—	—	—
Consumer and other	1	30	30	1	38	38
Total	7	$1,252	$1,252	8	$946	$946

Troubled debt restructurings resulted in $394 thousand of charge-offs during the three months ended March 31, 2020.  Troubled debt restructurings resulted in no charge-offs during the three months ended March 31, 2019.

As of March 31, 2020, four loans for a total of $441 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2020.  As of March 31, 2019, a $3.4 million loan was modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2019. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the Company added $1.3 million in new troubled debt restructurings, of which $1.2 million was still outstanding on March 31, 2020. During the three months ended March 31, 2019, the Company added $946 thousand in new troubled debt restructurings, of which $902 thousand was still outstanding on March 31, 2019.

In accordance with regulatory guidance to work with customers during this unprecedented situation, the Company executed a payment deferral program for its customers that have been adversely affected by the COVID-19 pandemic. As discussed in Note 1 to these financial statements, the CARES Act provided banks an option to elect not to account for certain loan modifications related to COVID-19 as troubled debt restructurings as long as the borrowers were not more than 30 days past due. The above disclosed troubled debt restructurings were not related to COVID-19 modifications. As of April 26, 2020, the Company had executed 1,563 principal and interest deferrals on outstanding loan balances of $838.1 million in connection with the interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19 issued by the federal banking regulators. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2020 and 2019.

At March 31, 2020, the Company had 14 leases consisting of branch locations and office space along with equipment. On the March 31, 2020 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the third quarter 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Operating lease costs classified as occupancy and equipment expense were $817 thousand and $942 thousand for the three months ended March 31, 2020 and 2019, respectively.  Included in these amounts were short-term lease costs of $22 thousand and $191 thousand for the three months ended March 31, 2020 and 2019, respectively.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at the dates indicated is as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$10,544	$11,180
Operating lease liability classified as other liabilities	10,831	11,477
Weighted average lease term, in years	5.38	5.53
Weighted average discount rate	3.20%	3.19%

A maturity analysis of the Company’s lease liabilities is as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Lease payments due:
Within one year	$2,803	$2,867
After one but within two years	2,576	2,608
After two but within three years	1,979	2,204
After three but within four years	1,557	1,596
After four but within five years	924	1,131
After five years	1,996	2,162
Total lease payments	11,835	12,568
Discount on cash flows	1,004	1,091
Total lease liability	$10,831	$11,477

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$174,889	$174,889	$—	$—	$174,889
Available for sale securities	508,250	—	508,250	—	508,250
Loans held for investment, net of allowance	3,918,035	—	—	3,785,598	3,785,598
Accrued interest receivable	17,203	6	3,055	14,142	17,203
Financial liabilities
Deposits	$3,953,574	$—	$3,971,035	$—	$3,971,035
Accrued interest payable	3,821	—	3,821	—	3,821
Borrowed funds	190,506	—	200,706	—	200,706
Subordinated debt	107,930	—	101,588	—	101,588

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$346,248	$346,248	$—	$—	$346,248
Available for sale securities	372,545	—	372,545	—	372,545
Loans held for investment, net of allowance	3,885,872	—	—	3,918,210	3,918,210
Accrued interest receivable	15,468	13	1,783	13,672	15,468
Financial liabilities
Deposits	$4,068,101	$—	$4,073,031	$—	$4,073,031
Accrued interest payable	4,326	—	4,326	—	4,326
Borrowed funds	75,503	—	83,302	—	83,302
Subordinated debt	107,799	—	109,607	—	109,607

The following tables present fair values for assets measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. government and agency securities	$—	$28,302	$—	$28,302
Municipal securities	—	256,540	—	256,540
Agency mortgage-backed pass-through securities	—	97,926	—	97,926
Agency collateralized mortgage obligations	—	103,986	—	103,986
Corporate bonds and other	—	21,496	—	21,496
Total	$—	$508,250	$—	$508,250

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
U.S. government and agency securities	$—	$29,475	$—	$29,475
Municipal securities	—	87,537	—	87,537
Agency mortgage-backed pass-through securities	—	106,168	—	106,168
Agency collateralized mortgage obligations	—	107,342	—	107,342
Corporate bonds and other	—	42,023	—	42,023
Total	$—	$372,545	$—	$372,545

There were no liabilities measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019. There were no transfers between levels during the three months ended March 31, 2020 or 2019.

The following table presents certain assets and liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of March 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,135
Commercial real estate (including multi- family residential)	—	—	3,178
Commercial real estate construction and land development	—	—	3,161
1-4 family residential (including home equity)	—	—	91
Residential construction	—	—	838
Consumer and other	—	—	18
Other real estate owned	—	—	12,617
	$—	$—	$24,038

	As of December 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,332
Commercial real estate (including multi- family residential)	—	—	4,876
Commercial real estate construction and land development	—	—	10,057
Residential construction	—	—	471
PCI	—	—	1,380
Other real estate owned	—	—	8,337
	$—	$—	$29,453

Impaired Loans with Specific Allocation of Allowance

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the impaired loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the impaired loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the customer and the customer's business.

During the three months ended March 31, 2020 and the year ended December 31, 2019, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At March 31, 2020, the total reported fair value of impaired loans of $11.4 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $14.7 million that was reduced by specific allowance allocations totaling $3.3 million. At December 31, 2019, the total reported fair value of impaired loans of $21.1 million based on collateral valuations utilizing Level 3 valuation inputs had a carrying value of $27.9 million that was reduced by specific allowance allocations totaling $6.8 million.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans. Other real estate owned is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance. Subsequent declines in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The fair value of other real estate owned is determined using third-party appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value.

At March 31, 2020, the $12.6 million balance of other real estate owned consisted of three foreclosed commercial real estate properties, one tract of vacant land, one residential lot and one foreclosed residential rental property recorded as a result of obtaining the physical possession of the property.  The Company had $8.3 million of other real estate owned at December 31, 2019 consisting primarily of foreclosed commercial real estate properties as a result of obtaining physical possession of the property.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at March 31, 2020 and December 31, 2019 were $528.3 million and $485.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$835,797
After one but within two years	210,645
After two but within three years	136,183
After three but within four years	49,551
After four but within five years	51,711
Total	$1,283,887

The Company had $410.4 million and $263.5 million of brokered deposits as of March 31, 2020 and December 31, 2019, respectively. There were no concentrations of deposits with any one depositor at March 31, 2020 and December 31, 2019.

9. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2020, the Company had a total borrowing capacity of $1.74 billion, of which $1.39 billion was available and $359.9 million was outstanding. FHLB advances of $175.0 million were outstanding at March 31, 2020, at a weighted average interest rate of 1.06%.  Letters of credit were $184.9 million at March 31, 2020, of which $87.8 million will expire during the remaining months of 2020, $85.5 million will expire in 2021 and $11.6 million will expire in 2022.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At March 31, 2020, the balance of the revolving credit agreement was $15.6 million.  The credit agreement contains certain restrictive covenants. At March 31, 2020, the Company believes it was in compliance with all such debt covenants, except that return on assets at the Bank was 0.36% (below the required minimum) for the quarter ended March 31, 2020, due to the provision for loan losses recorded in response to COVID-19 related uncertainties in the economic environment at the end of the first quarter 2020. Such noncompliance has been waived by the lender with respect to the first quarter 2020. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at March 31, 2020, and is paid quarterly.

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at March 31, 2020 of $9.6 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2020, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2020 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 31, 2020 was 1.1024%.
(2)	All debentures are currently callable.

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

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.6 million. The Company used the net proceeds from the offering to support its growth and for general corporate purposes.

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

11. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2020, income tax expense was $843 thousand compared with $3.1 million for the three months ended March 31, 2019.  The effective income tax rate for the three months ended March 31, 2020 was 19.3% compared to 19.6% for the three months ended March 31, 2019.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three months ended March 31, 2020. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2016.

12. STOCK BASED COMPENSATION

At March 31, 2020, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $804 thousand for the three months ended March 31, 2020 and $607 thousand for the three months ended March 31, 2019.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of March 31, 2020. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the three months ended March 31, 2020 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2020	616	$19.90	4.00	$10,904
Options granted	—	—
Options exercised	(78)	15.20
Options forfeited	—	—
Options outstanding, March 31, 2020	538	$20.60	3.96	$1,892
Options vested and exercisable, March 31, 2020	502	$19.71	3.75	$2,207

As of March 31, 2020, there was $312 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.77 years.

Restricted Stock Awards

During the three months ended March 31, 2020, the Company issued 958 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock as of March 31, 2020 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2020	167	$36.23
Share awards granted	1	37.20
Share awards vested	(7)	24.14
Unvested share awards forfeited or cancelled	(2)	39.00
Nonvested share awards outstanding, March 31, 2020	159	$36.67

As of March 31, 2020, there was $4.7 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.72 years.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  The Company has awarded 34,628 PSUs.  At March 31, 2020, there was $784 thousand of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.02 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$549,277	$509,079	$507,411	$531,470
Standby letters of credit	11,945	4,955	10,843	4,309
Total	$561,222	$514,034	$518,254	$535,779

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.40% with a weighted average maturity and rate of 3.74 years and 5.27%, respectively. As of December 31, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.40% with a weighted average maturity and rate of 3.59 years and 5.32%, respectively.

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

14. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in on January 1, 2019 when the capital conservation buffer reached 2.5%. Implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. Management believes as of March 31, 2020 and December 31, 2019 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at March 31, 2020 and December 31, 2019:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2020
Total Capital (to risk weighted assets)	$600,020	14.72%	$326,194	8.00%	$428,130	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	454,579	11.15%	183,484	4.50%	285,420	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	464,132	11.38%	244,646	6.00%	346,581	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	464,132	9.89%	187,669	4.00%	187,669	4.00%	N/A	N/A
As of December 31, 2019
Total Capital (to risk weighted assets)	$596,684	14.83%	$321,775	8.00%	$422,330	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	459,447	11.42%	180,999	4.50%	281,553	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	468,972	11.66%	241,331	6.00%	341,886	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	468,972	10.02%	187,146	4.00%	187,146	4.00%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2020
Total Capital (to risk weighted assets)	$589,975	14.48%	$326,004	8.00%	$427,880	10.50%	$407,505	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	512,816	12.58%	183,377	4.50%	285,253	7.00%	264,878	6.50%
Tier 1 Capital (to risk weighted assets)	512,816	12.58%	244,503	6.00%	346,379	8.50%	326,004	8.00%
Tier 1 Capital (to average tangible assets)	512,816	10.94%	187,523	4.00%	187,523	4.00%	234,404	5.00%
As of December 31, 2019
Total Capital (to risk weighted assets)	$578,425	14.39%	$321,556	8.00%	$422,043	10.50%	$401,945	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	509,372	12.67%	180,875	4.50%	281,362	7.00%	261,265	6.50%
Tier 1 Capital (to risk weighted assets)	509,372	12.67%	241,167	6.00%	341,654	8.50%	321,556	8.00%
Tier 1 Capital (to average tangible assets)	509,372	10.89%	187,018	4.00%	187,018	4.00%	233,773	5.00%

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

	Three Months Ended March 31,
	2020		2019
		Per Share		Per Share
	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$3,516		$12,678
Basic:
Weighted average shares outstanding	20,411	$0.17	21,733	$0.58

Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	279		307
Total	20,690	$0.17	22,040	$0.58

Stock options for 81,165 and 41,875 shares were not considered in computing diluted earnings per common share as of March 31, 2020 and 2019, respectively, as they were antidilutive.

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

Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “continues,” “anticipates,” “intends,” “projects,” “estimates,” “potential,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control, particularly with regard to developments related to the coronavirus (COVID-19) pandemic. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.

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

•

•general market conditions and economic trends nationally, regionally and particularly in the Houston region;

•the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

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

Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth, the development of de novo branch locations and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the Houston region we serve, the state of Texas, the United States and the entire world. We executed on our pre-existing pandemic response plan with procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•     While all of our 27 bank offices generally remain open to customers, we have taken steps to address safety issues by offering in-person visits by appointment only and are encouraging most of our traffic to leverage our drive-thrus, following the guidelines of the Centers for Disease Control and Prevention (CDC).

•    We are encouraging the use of available eBanking tools and financial education resources.

•	We have provided extensions and deferrals to our loan customers who were not 30 days past due.

•

We are actively participating in assisting our customers and non-customers with applications for resources through the CARES Act’s PPP, administered by the SBA, which will provide government guaranteed and forgivable loans. Through April 26, 2020, we have approved over 3,500 loans in excess of $640 million. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

•	•

Our team is at full-strength with 300 employees utilizing the work-from-home program implemented pursuant to the pre-existing pandemic plan.

•We are working to ensure the health and safety of our in-office teams with split team rotations, providing CDC-recommended supplies and implementing additional routine cleaning measures to all offices and departments.

•	We held our Annual Shareholders’ Meeting virtually.

Additionally, we recorded an increased provision for the three months ended March 31, 2020 driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the sharp decline in crude oil prices, and further increases may be necessary. We continue to closely monitor this pandemic and expect to continue to adjust our operations in response to the pandemic as the situation evolves.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019. We did not adopt ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (CECL), which became effective for us on January 1, 2020, as previously stated in our Form 10-K.  Due to the uncertainty on the economy and unemployment from COVID-19 and the sharp decline in crude oil prices, management has determined to delay its implementation of CECL and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to CECL.

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

Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premiums and discounts.  Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to income in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance. Our allowance could lack comparability to those institutions that have adopted CECL.

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

The provisions of the CARES Act included an election not to apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief was only to be applied to modifications for borrowers that were not more than 30 days past due. The Company elected to adopt these provisions of the CARES Act.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life, is not amortized, but tested for impairment. Goodwill is the only intangible asset with an indefinite life on our balance sheet. We perform our annual impairment review during the fourth quarter, as of October 1st.  However, if we become aware of quantitative or qualitative data that suggests goodwill impairment has occurred, we will test on an interim basis as well.  At March 31, 2020, our book value per share was higher than our market value per share; therefore, we performed a goodwill impairment assessment as of March 31, 2020 and concluded there was no evidence of impairment.

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

Results of Operations

Net income was $3.5 million, or $0.17 per diluted share, for the first quarter 2020 compared to $12.7 million, or $0.58 per diluted share, for the first quarter 2019. The first quarter 2020 results were negatively impacted by the increased provision expense and write-downs in other real estate in response to COVID-19-related uncertainties in the current economic environment.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.29%, 1.98% and 3.02%, respectively, compared to 1.08%, 7.27% and 11.22%, respectively, for the three months ended March 31, 2020 and 2019, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio increased to 68.13% for the first quarter 2020 from 64.97% for the first quarter 2019 primarily due to write-downs in other real estate during the first quarter 2020. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Three months ended March 31, 2020 compared with three months ended March 31, 2019. Net interest income before the provision for loan losses for the three months ended March 31, 2020 was $45.0 million compared with $44.6 million for the three months ended March 31, 2019, an increase of $422 thousand, or 0.9%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest bearing liabilities.

Interest income was $57.5 million for the three months ended March 31, 2020, an increase of $303 thousand, or 0.5%, compared with the three months ended March 31, 2019, primarily due to an increase in interest income and fees on loans as a result of organic growth, partially offset by a decrease in the yield on loans, and increased income and yield on the securities portfolio.  Average loans outstanding increased $186.1 million, or 5.0%, for the same period. The average yield on loans decreased to 5.59% for the three months ended March 31, 2020 from 5.86% for the same period in 2019.  Interest income also includes acquisition accounting loan discount accretion which decreased to $1.1 million during the three months ended March 31, 2020 from $2.7 million for the same period in 2019.

Interest expense was $12.4 million for the three months ended March 31, 2020, a decrease of $119 thousand, or 0.9%, compared to the three months ended March 31, 2019. This decrease was primarily due to lower funding costs on FHLB borrowings and interest-bearing deposits partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 168 basis points for the three months ended March 31, 2020 compared to 178 basis points for the same period in 2019. Average interest-bearing liabilities increased $120.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to organic deposit growth and subordinated debt partially offset by a decrease in borrowed funds.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2020 was 4.15%, a decrease of 16 basis points compared to 4.31% for the three months ended March 31, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets, due in part to lower acquisition accounting loan discount accretion, partially offset by the decrease in funding costs.  The average yield on interest-earning assets of 5.28% and the average rate paid on interest-bearing liabilities of 1.68% for the first quarter 2020 decreased by 22 basis points and 10 basis points, respectively, over the same period in 2019.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities.  The impact of net acquisition accounting adjustments of $1.3 million and $3.0 million on the tax equivalent net interest margin was an increase of 11 basis points and 28 basis points for the three months ended March 31, 2020 and 2019, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2020 and 2019, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$3,933,291	$54,624	5.59%	$3,747,234	$54,189	5.86%
Securities	388,721	2,633	2.72%	346,686	2,272	2.66%
Deposits in other financial institutions	50,711	195	1.55%	118,749	688	2.35%
Total interest-earning assets	4,372,723	$57,452	5.28%	4,212,669	$57,149	5.50%
Allowance for loan losses	(28,718)			(26,760)
Noninterest-earning assets	602,778			559,763
Total assets	$4,946,783			$4,745,672

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$363,326	$846	0.94%	$338,193	$963	1.16%
Money market and savings deposits	1,168,541	3,518	1.21%	880,138	2,765	1.27%
Certificates and other time deposits	1,193,427	6,084	2.05%	1,302,958	6,256	1.95%
Borrowed funds	140,999	506	1.44%	283,566	1,827	2.61%
Subordinated debt	107,865	1,473	5.49%	48,925	735	6.09%
Total interest-bearing liabilities	2,974,158	$12,427	1.68%	2,853,780	$12,546	1.78%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,225,888			1,167,172
Other liabilities	33,202			17,054
Total liabilities	4,233,248			4,038,006
Shareholders' equity	713,535			707,666
Total liabilities and shareholders' equity	$4,946,783			$4,745,672

Net interest rate spread			3.60%			3.72%

Net interest income and margin(1)		$45,025	4.14%		$44,603	4.29%

Net interest income and margin (tax equivalent)(2)		$45,152	4.15%		$44,805	4.31%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019 and other applicable effective tax rates.

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

	For the Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$3,323	$(2,888)	$435
Securities	304	57	361
Deposits in other financial institutions	(391)	(102)	(493)
Total increase (decrease) in interest income	3,236	(2,933)	303

Interest-bearing Liabilities:
Interest-bearing demand deposits	83	(200)	(117)
Money market and savings deposits	946	(193)	753
Certificates and other time deposits	(462)	290	(172)
Borrowed funds	(909)	(412)	(1,321)
Subordinated debt	903	(165)	738
Total increase (decrease) in interest expense	561	(680)	(119)
Increase (decrease) in net interest income	$2,675	$(2,253)	$422

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $37.5 million at March 31, 2020 and $29.4 million at December 31, 2019, representing 0.95% and 0.75% of total loans, respectively. We recorded an $11.0 million and $1.0 million provision for loan losses for the three months ended March 31, 2020 and 2019, respectively. The increase in the provision for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the sharp decline in crude oil prices.

Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. Loans acquired from Post Oak and LoweryBank were initially recorded at fair value and no corresponding allowance for loan losses was recorded for these loans at acquisition date. We recognized a discount on the acquired loans which a portion will be prospectively accreted, increasing our basis in such loans. At March 31, 2020, the balance of the acquisition accounting loan discount was $4.3 million.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, rebates from our correspondent bank and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended March 31, 2020 compared with three months ended March 31, 2019. Noninterest income totaled $2.7 million for the three months ended March 31, 2020 compared with $3.3 million for the same period in 2019, a decrease of $564 thousand, or 17.1%, partially due to the decrease in rebates from correspondent bank as a result of the decline in the earnings credit rate slightly offset by the gain on sale of securities during the first quarter 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$169	$162	$7
Service charges on deposit accounts	457	325	132
Gain on sale of securities	194	—	194
(Loss) gain on sale of other real estate	(69)	1	(70)
Bank owned life insurance income	151	159	(8)
Debit card and ATM card income	485	450	35
Rebate from correspondent bank	493	896	(403)
Other(1)	845	1,296	(451)
Total noninterest income	$2,725	$3,289	$(564)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended March 31, 2020 compared with three months ended March 31, 2019. Noninterest expense was $32.4 million for the three months ended March 31, 2020 compared to $31.1 million for the three months ended March 31, 2019, an increase of $1.3 million, or 4.1%.  This increase was primarily due to write-downs of other real estate recorded during the first quarter 2020.  The first quarter of 2019 included acquisition and merger-related expenses of $1.2 million associated with the Post Oak and LoweryBank branch acquisitions.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$19,781	$19,684	$97
Net occupancy and equipment	1,907	2,098	(191)
Depreciation	866	753	113
Data processing and software amortization	1,826	1,577	249
Professional fees	573	599	(26)
Regulatory assessments and FDIC insurance	632	728	(96)
Core deposit intangibles amortization	990	1,178	(188)
Communications	417	430	(13)
Advertising	521	704	(183)
Acquisition and merger-related expenses	—	1,173	(1,173)
Other real estate expense	2,649	96	2,553
Printing and supplies	106	203	(97)
Other	2,133	1,892	241
Total noninterest expense	$32,401	$31,115	$1,286

(1)	Total salaries and employee benefits includes $804 thousand and $607 thousand for the three months ended March 31, 2020 and 2019, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $97 thousand, or 0.5%, for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a slight increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 587 at March 31, 2020 from 584 as of March 31, 2019.

Data Processing and software amortization. Data processing and software amortization increased $249 thousand, or 15.8%, for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to expenses related to the enhancement of the Bank’s loan onboarding platform in order to improve the customer experience and increase efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses were primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also included data processing conversion costs, severance and contract termination costs incurred during the first quarter 2019.

Other real estate expense. Other real estate expense increased $2.6 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to $2.2 million in write-downs on several foreclosed properties and related expenses associated with these properties.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 68.13% and 64.97% for the three months ended March 31, 2020 and 2019, respectively.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2017 to 2019, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $2.3 million, or 72.8%, to $843 thousand for the three months ended March 31, 2020 compared with $3.1 million for the same period in 2019 primarily due to the decrease in pre-tax net income. Our effective tax rate was 19.3% and 19.6% for the three months ended March 31, 2020 and 2019, respectively.

Financial Condition

Loan Portfolio

At March 31, 2020, total loans were $3.96 billion, an increase of $40.2 million, or 1.0%, compared with December 31, 2019, primarily due to organic growth within our loan portfolio.

Total loans as a percentage of deposits were 100.0% and 96.2% as of March 31, 2020 and December 31, 2019, respectively. Total loans as a percentage of assets were 79.1% and 78.4% as of March 31, 2020 and December 31, 2019, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$702,267	17.9%	$689,360	17.6%
Mortgage warehouse	1,051	0.0%	8,304	0.2%
Real estate:
Commercial real estate (including multi-family residential)	1,951,080	49.2%	1,873,782	47.9%
Commercial real estate construction and land development	378,987	9.6%	410,471	10.5%
1-4 family residential (including home equity)	704,212	17.8%	698,957	17.8%
Residential construction	177,025	4.5%	192,515	4.9%
Consumer and other	40,924	1.0%	41,921	1.1%
Total loans	3,955,546	100.0%	3,915,310	100.0%
Allowance for Loan Losses	(37,511)		(29,438)
Loans, net	$3,918,035		$3,885,872

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio increased by $12.9 million, or 1.9%, to $702.3 million as of March 31, 2020 from $689.4 million as of December 31, 2019.

Mortgage Warehouse. We make loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carry terms and conditions as would be expected in the competitive permanent mortgage market and serve as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes are warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time is normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time is normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. Our mortgage warehouse portfolio decreased $7.3 million, or 87.3%, to $1.1 million as of March 31, 2020 from $8.3 million at December 31, 2019 as we made the strategic decision to exit this line of business during the second quarter of 2019.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2020 and December 31, 2019, 53.0% and 53.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $77.3 million, or 4.1%, to $1.95 billion as of March 31, 2020 from $1.87 billion as of December 31, 2019, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans decreased to $76.5 million as of March 31, 2020 from $82.2 million as of December 31, 2019.  We had 147 multi-family loans with an average loan size of $521 thousand as of March 31, 2020.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $31.5 million, or 7.7%, to $379.0 million as of March 31, 2020 compared to $410.5 million as of December 31, 2019.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $5.3 million, or 0.8%, to $704.2 million as of March 31, 2020 from $699.0 million as of December 31, 2019. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $1.1 million, or 1.0%, to $113.6 million as of March 31, 2020 from $112.5 million as of December 31, 2019.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $15.5 million, or 8.0%, to $177.0 million as of March 31, 2020 from $192.5 million as of December 31, 2019.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Our consumer and other loan portfolio decreased $997 thousand, or 2.4%, to $40.9 million as of March 31, 2020 from $41.9 million as of December 31, 2019.

“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.

Oil and Gas. Our oil and gas loans at March 31, 2020 totaled $80.7 million, or 2.0% of total loans, of which $826 thousand were on nonaccrual status. At March 31, 2020, our allowance for loan losses allocated to our total oil and gas loan portfolio was 1.5% of total oil and gas loans. At March 31, 2020, we did not have exposure to exploration and production (“E&P”) or reserve-based lending and only had minimal exposure to the industry. Crude oil prices decreased sharply in the second half of the first quarter 2020 and remained near 20-year lows at the date of this report, which has adversely impacted these loans, increasing our classified oil and gas loans. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.

Hotel. Our hotel loans at March 31, 2020 totaled $133.0 million, or 3.4% of total loans, none of which were on nonaccrual status. At March 31, 2020, our allowance for loan losses allocated to our total hotel loan portfolio totaled 1.0% of total hotel loans.

Restaurant and Bars. Our restaurant and bar loans at March 31, 2020 totaled $101.3 million, or 2.6% of total loans, $794 thousand of which were on nonaccrual status. At March 31, 2020, our allowance for loan losses allocated to our total restaurant and bar loan portfolio was 1.2% of total restaurant and bar loans.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $21.6 million and $28.4 million in nonperforming loans as of March 31, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$8,669	$8,388
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,024	6,741
Commercial real estate construction and land development	1,958	9,050
1-4 family residential (including home equity)	2,845	3,294
Residential construction	982	746
Consumer and other	143	152
Total nonaccrual loans	21,621	28,371
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	21,621	28,371
Other real estate	12,617	8,337
Other repossessed assets	—	—
Total nonperforming assets	$34,238	$36,708
Restructured loans(1)	$18,407	$19,239
Nonperforming assets to total assets	0.68%	0.74%
Nonperforming loans to total loans	0.55%	0.72%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2020 and December 31, 2019, we had $26.8 million and $20.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2020, potential problem loans consisted of 28 credit relationships. Of the total outstanding balance at March 31, 2020, 26.3% related to one customer in the hospitality industry, 25.7% to one customer in the commercial rental property industry, 16.7% to eight customers in the energy industry, 13.6%  to two customers in the consumer services industry, 8.8% to one customer in the residential rental real estate industry, 3.4% to one customer in the medical industry, 2.8% to four customers in the commercial services industry, 1.5% to one customer in the convenience store industry, 0.8% to two customers in the wholesale industry, 0.2% to four customers in the trucking industry, 0.1% to two customers in the construction services industry and 0.1% to one customer with a consumer loan. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology.

As of April 26, 2020, we had executed 1,563 principal and interest deferrals on outstanding loan balances of $838.1 million in connection with the interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19 issued by the federal banking regulators. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020. As modifications were short-term in nature, a modified loan did not have a change in loan grade due to a COVID-19-related modification. However, if the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

We have also been actively participating in assisting our customers and noncustomers with applications for resources through the PPP program.  PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 26, 2020, we had approved over 3,500 loans in excess of $640 million. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S.

government. Should those circumstances change, we could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of March 31, 2020 was $4.3 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for loan losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to monitor the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At March 31, 2020, our allowance for loan losses amounted to $37.5 million, or 0.95%, of total loans compared with $29.4 million, or 0.75%, as of December 31, 2019. The Company delayed its implementation of ASU 2016-13, as afforded by the CARES Act, and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The increase in the allowance at March 31, 2020 compared to the year ended December 31, 2019 was primarily due to the increased provision expense driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the sharp decline in crude oil prices. We believe that the allowance for loan losses at March 31, 2020 and December 31, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.30% for the three months ended March 31, 2020 compared to annualized net charge-offs of 0.02% for the three months ended March 31, 2019 and 0.07% for the year ended December 31, 2019.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$3,933,291	$3,747,234
Gross loans outstanding at end of period	3,955,546	3,806,161
Allowance for loan losses at beginning of period	29,438	26,331
Provision for loan losses	10,990	1,002
Charge-offs:
Commercial and industrial loans	(734)	(246)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(144)	(80)
Commercial real estate construction and land development	(2,164)	—
1-4 family residential (including home equity)	(90)	—
Residential construction	—	—
Consumer and other	—	—
Total charge-offs for all loan types	(3,132)	(326)
Recoveries:
Commercial and industrial loans	215	91
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	3
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	22
Total recoveries for all loan types	215	116
Net charge-offs	(2,917)	(210)
Allowance for loan losses at end of period	$37,511	$27,123
Allowance for loan losses to total loans	0.95%	0.71%
Net charge-offs to average loans (1)	0.30%	0.02%
Allowance for loan losses to nonperforming loans	173.49%	83.02%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of March 31, 2020, the carrying amount of investment securities totaled $508.3 million, an increase of $135.7 million, or 36.4%, compared with $372.5 million as of December 31, 2019. Securities represented 10.2% of total assets as of March 31, 2020 and 7.5% as of December 31, 2019.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$27,914	$506	$(118)	$28,302
Municipal securities	252,906	3,634	—	256,540
Agency mortgage-backed pass-through securities	93,965	3,961	—	97,926
Agency collateralized mortgage obligations	102,361	3,036	(1,411)	103,986
Corporate bonds and other	21,618	78	(200)	21,496
Total	$498,764	$11,215	$(1,729)	$508,250

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of March 31, 2020, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2020, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	March 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,477	3.30%	$20,820	1.40%	$1,617	2.73%	$27,914	1.85%
Municipal securities	6,192	2.66%	3,026	3.08%	32,290	3.71%	211,398	3.91%	252,906	3.84%
Agency mortgage-backed pass-through securities	—	0.00%	1,118	2.85%	11,155	3.12%	81,692	3.16%	93,965	3.15%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,443	2.75%	76,918	2.31%	102,361	2.42%
Corporate bonds and other	8,815	2.70%	2,017	2.76%	4,000	5.56%	6,786	3.44%	21,618	3.47%
Total	$15,007	2.68%	$11,638	3.10%	$93,708	2.95%	$378,411	3.39%	$498,764	3.27%

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,462	3.30%	$22,129	2.93%	$1,829	2.74%	$29,420	2.99%
Municipal securities	6,402	2.65%	2,087	3.73%	25,792	3.70%	49,919	3.38%	84,200	3.43%
Agency mortgage-backed pass-through securities	—	0.00%	1,160	2.77%	11,682	3.16%	91,827	2.98%	104,669	3.00%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,471	2.78%	80,880	2.47%	106,351	2.55%
Corporate bonds and other	13,820	2.73%	1,518	2.25%	4,000	5.56%	22,353	3.27%	41,691	3.27%
Total	$20,222	2.71%	$10,227	3.17%	$89,074	3.26%	$246,808	2.92%	$366,331	3.00%

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

As of March 31, 2020 and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.72% during the three months ended March 31, 2020 compared with 2.66% for the three months ended March 31, 2019.

Goodwill and Core Deposit Intangible Assets

Our goodwill was $223.6 million as of March 31, 2020 and December 31, 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of March 31, 2020 and December 31, 2019, was $20.9 million and $21.9 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net was $66.8 million at March 31, 2020 and December 31, 2019.

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

Total deposits at March 31, 2020 were $3.95 billion, a decrease of $114.5 million, or 2.8%, compared with $4.07 billion at December 31, 2019. Noninterest-bearing deposits at March 31, 2020 were $1.22 billion, a decrease of $34.7 million, or 2.8%, compared with $1.25 billion at December 31, 2019. Interest-bearing deposits at March 31, 2020 were $2.74 billion, a decrease of $79.8 million, or 2.8%, compared with $2.82 billion at December 31, 2019.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2020, we had a total borrowing capacity of $1.74 billion, of which $1.39 billion was available and $359.9 million was outstanding. FHLB advances of $175.0 million were outstanding at March 31, 2020, at a weighted average interest rate of 1.06%.  Letters of credit were $184.9 million at March 31, 2020, of which $87.8 million will expire during the remaining months of 2020, $85.5 million will expire in 2021 and $11.6 million will expire in 2022.

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

At March 31, 2020, the balance of the revolving credit agreement was $15.6 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at March 31, 2020, and is paid quarterly.  The credit agreement contains certain restrictive covenants. At March 31, 2020, we believe we were in compliance with all such debt covenants, except that return on assets at the Bank was 0.36% (below the required minimum), due to the provision for loan losses recorded in response to COVID-19-related uncertainties in the economic conditions at the end of the first quarter 2020. Such noncompliance has been waived by the lender with respect to the first quarter 2020. Additionally, the lender consented to the issuance of a cash dividend in the first quarter of 2020.

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

As of March 31, 2020 and December 31, 2019, we had outstanding $1.06 billion and $1.04 billion, respectively, in commitments to extend credit and $16.9 million and $15.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2020 and the year ended December 31, 2019, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $186.1 million, or 5.0%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 8.9 years and modified duration of 6.8 years at March 31, 2020, and a weighted average life of 7.4 years and modified duration of 6.0 years at December 31, 2019.

As of March 31, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2020 and December 31, 2019, the Bank was well capitalized.

Total shareholder’s equity was $706.6 million at March 31, 2020, compared with $709.9 million at December 31, 2019, a slight decrease of $3.3 million. This decrease was primarily the result of the repurchase and cancellation of common stock and the shareholder dividend payout partially offset by net income of $3.5 million and an increase in accumulated other comprehensive income of $2.6 million during the three months ended March 31, 2020.

As of March 31, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of March 31, 2020
Total capital (to risk weighted assets)	14.72%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.15%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.38%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	9.89%	4.00%	4.00%	N/A
As of December 31, 2019
Total capital (to risk weighted assets)	14.83%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.42%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.66%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	10.02%	4.00%	4.00%	N/A
Allegiance Bank
As of March 31, 2020
Total capital (to risk weighted assets)	14.48%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.58%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.58%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	10.94%	4.00%	4.00%	5.00%
As of December 31, 2019
Total capital (to risk weighted assets)	14.39%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.67%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.67%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	10.89%	4.00%	4.00%	5.00%

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

	Three Months Ended March 31,
	2020	2019
	(Dollars and share amounts in thousands, except per share data)
Net income	$3,516	$12,678

Average shareholders' equity	$713,535	$707,666
Less: Average goodwill and core deposit intangibles, net	245,007	249,277
Average tangible shareholders’ equity	$468,528	$458,389

Return on average tangible shareholders' equity(1)	3.02%	11.22%

(1)	Annualized.

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

As of March 31, 2020, we had not entered into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
+300	(6.4)%	(5.3)%	1.0%	5.0%
+200	(4.5)%	(3.3)%	2.1%	5.3%
+100	(2.3)%	(1.6)%	2.0%	3.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.2)%	2.3%	(14.8)%	(6.9)%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. In addition to the risk factors disclosed in those reports, you should note the following risk factor:

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus and legislation designed to deliver monetary aid and other relief. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Credit Risk:  Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. Significant loan losses could adversely impact the Bank’s capital ratios, which could prevent the Bank from paying dividends to us, which dividends – along with cash on hand – are used by us to service our debt obligations. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act by making loans to small businesses that are subject to the terms and conditions of the PPP.  We face increased risks related to non-compliance by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors.

Strategic Risk: Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates or sentiment of our deposit customers that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in the Houston region, the local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.

Operational Risk:  Current and future restrictions on how we operate our bank offices and operational departments could limit our ability to meet customer service expectations and have a material adverse effect on our operations. Key employees could become sick from COVID-19 and, in response to the demand for PPP loans, our team has been working extended hours, nights and weekends, increasing the possibility of employee burnout, heightened levels of stress and increased risk of error. We rely on business processes and bank office activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include increased phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser(s) of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk: Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results and financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home program, third-party providers’ ability to support our operation and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and capital levels.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.

(b)None.

(c)The following table summarizes the Company's repurchase activity during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization		Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2020 to January 31, 2020	40,947	203,387	(1)	40,947	$36.86
February 1, 2020 to February 29, 2020	203,387	1,000,000	(2)	203,387	$38.32
March 1, 2020 to March 31, 2020	—	1,000,000	(2)	—	—

(1)	Pursuant to a repurchase program announced on July 25, 2019, pursuant to which the Company may repurchase up to one million shares through July 31, 2020.
(2)	Pursuant to a repurchase program announced on February 27, 2020, pursuant to which the Company may repurchase up to one million shares through March 31, 2021.

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

10.1	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: May 1, 2020	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: May 1, 2020	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer