Form 10-Q
period 2020-06-30
Allegiance Bancshares, Inc.
filed 2020-07-31
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of July 28, 2020, the registrant had 20,431,612 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

June 30, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$237,585	$213,347
Interest-bearing deposits at other financial institutions	28,815	132,901
Total cash and cash equivalents	266,400	346,248
Available for sale securities, at fair value	618,751	372,545
Loans held for investment	4,583,656	3,915,310
Less: allowance for loan losses	(47,642)	(29,438)
Loans, net	4,536,014	3,885,872
Accrued interest receivable	32,795	15,468
Premises and equipment, net	67,229	66,790
Other real estate owned	11,847	8,337
Federal Home Loan Bank stock	14,844	6,242
Bank owned life insurance	27,398	27,104
Goodwill	223,642	223,642
Core deposit intangibles, net	19,896	21,876
Other assets	18,065	18,530
TOTAL ASSETS	$5,836,881	$4,992,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,754,128	$1,252,232
Interest-bearing
Demand	375,353	367,278
Money market and savings	1,270,437	1,258,008
Certificates and other time	1,300,793	1,190,583
Total interest-bearing deposits	2,946,583	2,815,869
Total deposits	4,700,711	4,068,101
Accrued interest payable	3,293	4,326
Borrowed funds	255,509	75,503
Subordinated debt	108,061	107,799
Other liabilities	33,164	27,060
Total liabilities	5,100,738	4,282,789
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,430,836 shares issued and outstanding at June 30, 2020 and 20,523,816 shares issued and outstanding at December 31, 2019	20,431	20,524
Capital surplus	515,045	521,066
Retained earnings	172,723	163,375
Accumulated other comprehensive income	27,944	4,900
Total shareholders’ equity	736,143	709,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,836,881	$4,992,654

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$56,421	$56,016	$111,045	$110,205
Securities:
Taxable	1,842	1,837	3,929	2,819
Tax-exempt	2,169	692	2,715	1,982
Deposits in other financial institutions	20	401	215	1,089
Total interest income	60,452	58,946	117,904	116,095
INTEREST EXPENSE:
Demand, money market and savings deposits	1,729	4,513	6,093	8,241
Certificates and other time deposits	5,845	7,008	11,929	13,264
Borrowed funds	562	1,118	1,068	2,945
Subordinated debt	1,469	736	2,942	1,471
Total interest expense	9,605	13,375	22,032	25,921
NET INTEREST INCOME	50,847	45,571	95,872	90,174
Provision for loan losses	10,669	1,407	21,659	2,409
Net interest income after provision for loan losses	40,178	44,164	74,213	87,765
NONINTEREST INCOME:
Nonsufficient funds fees	60	139	229	301
Service charges on deposit accounts	343	365	800	690
Gain on sale of securities	93	846	287	846
(Loss) gain on sale of other real estate and other repossessed assets	(306)	70	(375)	71
Bank owned life insurance income	143	155	294	314
Rebate from correspondent bank	89	884	582	1,780
Other	1,140	1,386	2,470	3,132
Total noninterest income	1,562	3,845	4,287	7,134
NONINTEREST EXPENSE:
Salaries and employee benefits	19,334	19,415	39,115	39,099
Net occupancy and equipment	1,926	2,114	3,833	4,166
Depreciation	885	756	1,751	1,509
Data processing and software amortization	1,934	1,709	3,760	3,332
Professional fees	800	527	1,373	1,126
Regulatory assessments and FDIC insurance	609	802	1,241	1,530
Core deposit intangibles amortization	990	1,178	1,980	2,356
Communications	390	468	807	898
Advertising	370	617	891	1,321
Acquisition and merger-related expenses	—	153	—	1,326
Other	2,541	2,341	7,429	4,532
Total noninterest expense	29,779	30,080	62,180	61,195
INCOME BEFORE INCOME TAXES	11,961	17,929	16,320	33,704
Provision for income taxes	2,054	3,681	2,897	6,778
NET INCOME	$9,907	$14,248	$13,423	$26,926
EARNINGS PER SHARE:
Basic	$0.49	$0.67	$0.66	$1.25
Diluted	$0.48	$0.66	$0.65	$1.24
DIVIDENDS PER SHARE:	$0.10	$—	$0.20	$—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$9,907	$14,248	$13,423	$26,926
Other comprehensive income, net of tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period, net of tax	21,776	1,886	24,516	7,789
Reclassification of gain realized through the sale of securities, net of tax	(73)	(668)	(227)	(668)
Change in fair value of cash flow hedge, net of tax	(1,245)	—	(1,245)	—
Total other comprehensive income, net of tax	20,458	1,218	23,044	7,121
Comprehensive income	$30,365	$15,466	$36,467	$34,047

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT MARCH 31, 2019	21,483,972	$21,484	$556,184	$123,094	$3,015	$703,777
Net income				14,248		14,248
Other comprehensive income					1,218	1,218
Common stock issued in connection with the exercise of stock options and restricted stock awards	107,403	107	294			401
Repurchase of common stock	(444,196)	(444)	(15,381)			(15,825)
Stock based compensation expense			882			882
BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701

BALANCE AT MARCH 31, 2020	20,355,120	$20,355	$513,894	$164,858	$7,486	$706,593
Net income				9,907		9,907
Other comprehensive income					20,458	20,458
Cash dividends declared, $0.10 per share				(2,042)		(2,042)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,716	76	237			313
Stock based compensation expense			914			914
BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143

BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				26,926		26,926
Other comprehensive income					7,121	7,121
Common stock issued in connection with the exercise of stock options and restricted stock awards	140,050	139	927			1,066
Repurchase of common stock	(930,611)	(930)	(32,239)			(33,169)
Stock based compensation expense			1,488			1,488
BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701

BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				13,423		13,423
Other comprehensive income					23,044	23,044
Cash dividends declared, $0.10 per share				(4,075)		(4,075)
Common stock issued in connection with the exercise of stock options and restricted stock awards	151,354	151	1,319			1,470
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			1,718			1,718
BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,423	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	3,731	3,864
Provision for loan losses	21,659	2,409
Deferred income tax (benefit) expense	(4,663)	72
Net amortization of premium on investments	1,410	1,514
Excess tax benefit from stock based compensation	(62)	(36)
Bank owned life insurance income	(294)	(314)
Net accretion of discount on loans	(1,715)	(5,220)
Net amortization of discount on subordinated debt	56	55
Net accretion of discount on certificates of deposit	(213)	(287)
Loss (gain) on sale or write-downs of other real estate and other repossessed assets	2,589	(71)
Net gain on sale of securities	(287)	(846)
Federal Home Loan Bank stock dividends	(122)	(232)
Stock based compensation expense	1,718	1,488
Net change in operating leases	1,277	542
(Increase) decrease in accrued interest receivable and other assets	(16,862)	1,633
Increase in accrued interest payable and other liabilities	1,488	2,281
Net cash provided by operating activities	23,133	33,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,929,713	1,488,427
Proceeds from sales of available for sale securities	30,790	149,366
Purchase of available for sale securities	(2,176,800)	(1,642,051)
Net change in total loans	(678,974)	(106,279)
Purchase of bank premises and equipment	(2,935)	(1,065)
Proceeds from sale of bank premises, equipment and other real estate	2,789	—
Net (purchases) redemptions of Federal Home Loan Bank stock	(8,480)	2,307
Net cash paid for the LoweryBank branch acquisition	—	(32,867)
Net cash used in investing activities	(903,897)	(142,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	501,896	(49,757)
Net increase in interest-bearing deposits	130,927	232,399
Net change in other borrowed funds	165,000	(78,495)
Net increase in borrowings under credit agreement	15,000	—
Dividends paid to common shareholders	(4,075)	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	1,470	1,066
Repurchase of common stock	(9,302)	(33,169)
Net cash provided by financing activities	800,916	72,044
NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,848)	(36,340)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	346,248	268,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$266,400	$232,607
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$4,100
Interest paid	23,065	25,202
Cash paid for operating lease liabilities	1,603	1,860
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$532	$15,266
Loans transferred to other real estate	3,510	5,664
Other real estate transferred to loans	1,615	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service bank offices in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices and one loan production office in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of June 30, 2020. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Impact of COVID-19

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

For loans subject to the deferral program, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were generally moved to the end of the loan. Under these terms, as of June 30, 2020, the Company had processed first payment deferrals for 2,111 loans with an aggregate loan balance of $1.19 billion with associated accrued interest of $16.4 million. Additionally, upon request and after meeting certain conditions, borrowers could be granted a second payment deferral subsequent to the first deferral. The Company processed second payment deferrals for 129 loans with outstanding loan balances of $100.1 million with associated accrued interest of $1.4 million, through July 24, 2020, with substantially all considered performing at the time of deferrals. These deferrals were generally no more than 90 days in duration.

Additionally, the Bank is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. As of June 30, 2020, the Company had funded over 5,800 PPP loans totaling in excess of $695.8 million under the allocation approved by Congress.

The Company identified several loan portfolio categories that it considered to be most “at-risk” from the COVID-19 pandemic, such as, oil and gas, hotel, and restaurants and bars with outstanding loan balances, excluding PPP loans, of $74.7 million, $134.0 million and $111.3 million at June 30, 2020, respectively.  The Company’s exposure to the oil and gas industry is minimal as it does not participate in exploration and production or reserve-based lending; however, this industry is vital to the Houston region and the indirect effects could be significant. The Company considers these “at-risk” portfolios to be the most vulnerable to financial difficulties and risks from business disruptions caused by the pandemic spread mitigation efforts. Due to the uncertainty in the economy and potential impacts from unemployment as a result of COVID-19 and the volatility of crude oil prices, the impact could extend to the Company’s securities portfolio, income taxes, other real estate owned and goodwill and intangibles among other items, although the impact is dependent on future events which are highly uncertain and cannot be predicted at this time.

Due to the COVID-19 pandemic, the Company initiated a re-evaluation of the accuracy of loan grades assigned to its commercial loan portfolio during the second quarter of 2020, the results of which are reflected in the financial statement disclosures for this quarter. Effects as a result of the pandemic may continue, potentially resulting in additional loans being identified.

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

Derivative Instruments — In accordance with ASC Topic 815, “Derivatives and Hedging”, derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change. The derivative is carried on the balance sheet in other liabilities. This derivative contract has been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income. The Company prepared written hedge documentation for the derivative that is designated as a hedge. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be effective.

For the designated hedging relationship, the Company performs retrospective and prospective effectiveness testing using quantitative methods where required by accounting standards. For the hedging relationship, effectiveness is tested through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The portion of the changes in the fair value of a derivative that is effective and that has been designated and qualifies as a cash flow hedge is initially recorded in accumulated other comprehensive income and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings. The derivative is carried at fair value based on the Company’s pricing model that utilizes observable market inputs and is reflected within Level 2 of the valuation hierarchy.

New Accounting Standards

Adoption of New Accounting Standards

ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. In response to COVID-19, new GAAP guidance was issued whereby, subject to certain restrictions, loan modifications may not be subject to classification as TDRs. Upon request and after meeting certain conditions, borrowers could be granted a second payment deferral subsequent to the first deferral. As of June 30, 2020, the Company granted first payment deferrals on 2,111 loans with an aggregate loan balance of $1.19 billion and second deferrals on 47 loans with outstanding loan balances of $39.9 million to qualified borrowers.

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

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 and did not have an impact on the Company's financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 (“CECL”) requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, CECL amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, the CARES Act, signed by the President of the United States on March 27, 2020 includes an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company expects to adopt CECL as of January 1, 2020 after the deferral period ends. Due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market, the Company has delayed its implementation of CECL and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The Company will continue to perform and enhance CECL model operations parallel with the incurred loss model throughout 2020, or until adoption.

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

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	223,642	21,876
Amortization	—	(1,980)
Balance as of June 30, 2020	$223,642	$19,896

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. As of June 30, 2020, the Company performed a qualitative analysis taking into account the effect that the COVID-19 pandemic continues to have on the economy and determined that goodwill was not impaired.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2020 is as follows (dollars in thousands):

Remaining 2020	$1,942
2021	3,296
2022	3,003
2023	2,323
2024	2,188
Thereafter	7,144
Total	$19,896

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$27,308	$694	$—	$28,002
Municipal securities	317,769	28,268	—	346,037
Agency mortgage-backed pass-through securities	95,385	3,984	—	99,369
Agency collateralized mortgage obligations	97,618	3,994	(126)	101,486
Corporate bonds and other	43,712	217	(72)	43,857
Total	$581,792	$37,157	$(198)	$618,751

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of June 30, 2020, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2020, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$11,002	$11,038
Due after one year through five years	8,503	9,009
Due after five years through ten years	83,999	87,239
Due after ten years	285,285	310,610
Subtotal	388,789	417,896
Agency mortgage-backed pass through and collateralized mortgage obligation securities	193,003	200,855
Total	$581,792	$618,751

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Agency collateralized mortgage obligations	$24,895	$(85)	$4,499	$(41)	$29,394	$(126)
Corporate bonds and other	4,427	(72)	—	—	4,427	(72)
Total	$29,322	$(157)	$4,499	$(41)	$33,821	$(198)

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$22,295	$(239)	$436	$(4)	$22,731	$(243)
Agency mortgage-backed pass-through securities	20,792	(155)	4,369	(59)	25,161	(214)
Agency collateralized mortgage obligations	22,340	(208)	—	—	22,340	(208)
Municipal securities	9,514	(116)	—	—	9,514	(116)
Corporate bonds and other	5,492	(14)	—	—	5,492	(14)
Total	$80,433	$(732)	$4,805	$(63)	$85,238	$(795)

 The Company sold $1.1 million and had calls of $5.5 million of securities recording gross gains of $93 thousand during the three months ended June 30, 2020 and sold $30.8 million and had calls of $5.5 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the six months ended June 30, 2020. The Company sold $149.4 million of securities and recorded gross gains of $1.4 million and gross losses of $576 thousand for a net gain of $846 thousand during the three and six months ended June 30, 2019.  At June 30, 2020 and December 31, 2019, the Company did not own

securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $22.4 million at June 30, 2020 and $24.3 million at December 31, 2019, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Commercial and industrial	$651,430	$689,360
Mortgage warehouse	—	8,304
Paycheck Protection Program (PPP)	695,772	—
Real estate:
Commercial real estate (including multi-family residential)	1,956,116	1,873,782
Commercial real estate construction and land development	386,865	410,471
1-4 family residential (including home equity)	703,513	698,957
Residential construction	171,656	192,515
Consumer and other	18,304	41,921
Total loans	4,583,656	3,915,310
Allowance for loan losses	(47,642)	(29,438)
Loans, net	$4,536,014	$3,885,872

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at June 30, 2020 and December 31, 2019 are presented in the table below:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Outstanding balance	$15,687	$16,589
Less: Discount	(2,211)	(2,414)
Less: Allowance	(1,432)	(259)
Recorded investment	$12,044	$13,916

 Acquired loans were recorded through acquisition accounting without an allowance. There was an allocation of $1.4 million in the allowance for loan losses relating to PCI loans at June 30, 2020.

Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2020 and 2019 were deemed immaterial.

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment, defined as the unpaid principal balance, in past due loans, segregated by class of loans, is as follows:

	June 30, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$6,129	$—	$6,129	$12,578	$632,723	$651,430
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	695,772	695,772
Real estate:
Commercial real estate (including multi-family residential)	5,594	—	5,594	16,127	1,934,395	1,956,116
Commercial real estate construction and land development	2,310	—	2,310	53	384,502	386,865
1-4 family residential (including home equity)	1,825	—	1,825	3,434	698,254	703,513
Residential construction	191	—	191	898	170,567	171,656
Consumer and other	277	—	277	133	17,894	18,304
Total loans	$16,326	$—	$16,326	$33,223	$4,534,107	$4,583,656

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,098	$—	$3,098	$8,388	$677,874	$689,360
Mortgage warehouse	—	—	—	—	8,304	8,304
Real estate:
Commercial real estate (including multi-family residential)	4,421	—	4,421	6,741	1,862,620	1,873,782
Commercial real estate construction and land development	66	—	66	9,050	401,355	410,471
1-4 family residential (including home equity)	1,598	—	1,598	3,294	694,065	698,957
Residential construction	564	—	564	746	191,205	192,515
Consumer and other	254	—	254	152	41,515	41,921
Total loans	$10,001	$—	$10,001	$28,371	$3,876,938	$3,915,310

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of June 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,986	$6,126	$—
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	20,833	20,914	—
Commercial real estate construction and land development	53	53	—
1-4 family residential (including home equity)	1,353	1,353	—
Residential construction	—	—	—
Consumer and other	27	27	—
Total	28,252	28,473	—
With an allowance recorded:
Commercial and industrial	10,691	11,086	4,435
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,810	5,810	381
Commercial real estate construction and land development	3,367	3,367	221
1-4 family residential (including home equity)	1,156	1,262	78
Residential construction	898	898	53
Consumer and other	25	25	25
Total	21,947	22,448	5,193
Total:
Commercial and industrial	16,677	17,212	4,435
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,643	26,724	381
Commercial real estate construction and land development	3,420	3,420	221
1-4 family residential (including home equity)	2,509	2,615	78
Residential construction	898	898	53
Consumer and other	52	52	25
	$50,199	$50,921	$5,193

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,721	$6,136	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,478	19,558	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	208	208	—
Consumer and other	38	38	—
Total	27,445	27,940	—
With an allowance recorded:
Commercial and industrial	7,812	7,286	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,335	5,335	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	—	—	—
Residential construction	537	537	66
Consumer and other	26	26	26
PCI	2,039	2,959	659
Total	27,891	28,285	6,775
Total:
Commercial and industrial	13,533	13,422	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,813	24,893	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	745	745	66
Consumer and other	64	64	26
PCI	2,039	2,959	659
	$55,336	$56,225	$6,775

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$16,997	$62	$12,280	$75
Mortgage warehouse	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,710	74	19,589	98
Commercial real estate construction and land development	3,436	50	4,661	57
1-4 family residential (including home equity)	2,529	3	1,293	—
Residential construction	940	—	—	—
Consumer and other	55	1	37	—
Total	$50,667	$190	$37,860	$230

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$17,302	$164	$12,575	$167
Mortgage warehouse	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,825	307	19,781	193
Commercial real estate construction and land development	3,289	97	4,664	88
1-4 family residential (including home equity)	2,547	6	1,310	4
Residential construction	822	—	—	—
Consumer and other	56	1	38	—
Total	$50,841	$575	$38,368	$452

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

Based on the most recent analysis performed, the risk category of loans by class of loan at their recorded investment at June 30, 2020 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$582,937	$27,633	$11,877	$28,830	$153	$651,430
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	695,772	—	—	—	—	695,772
Real estate:
Commercial real estate (including multi-family residential)	1,745,562	143,848	26,487	40,219	—	1,956,116
Commercial real estate construction and land development	368,788	15,488	—	2,589	—	386,865
1-4 family residential (including home equity)	662,551	27,384	5,668	7,910	—	703,513
Residential construction	168,087	2,671	—	898	—	171,656
Consumer and other	17,676	170	277	181	—	18,304
Total loans	$4,241,373	$217,194	$44,309	$80,627	$153	$4,583,656

The following table presents the risk category of loans by class of loan at December 31, 2019:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$641,696	$14,170	$9,121	$24,295	$78	$689,360
Mortgage warehouse	8,304	—	—	—	—	8,304
Real estate:
Commercial real estate (including multi-family residential)	1,775,789	47,762	9,289	40,942	—	1,873,782
Commercial real estate construction and land development	388,151	9,583	639	12,098	—	410,471
1-4 family residential (including home equity)	669,288	15,798	5,844	8,027	—	698,957
Residential construction	189,209	2,560	—	746	—	192,515
Consumer and other	41,355	6	358	202	—	41,921
Total loans	$3,713,792	$89,879	$25,251	$86,310	$78	$3,915,310

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and six months ended June 30, 2020 and 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance March 31, 2020	$10,164	$—	$—	$16,751	$2,989	$6,058	$1,431	$118	$37,511
Provision for loan losses	3,517	—	—	4,131	982	1,609	372	58	10,669

Charge-offs	(358)	—	—	7	(106)	(125)	—	—	(582)
Recoveries	44	—	—	—	—	—	—	—	44
Net charge-offs	(314)	—	—	7	(106)	(125)	—	—	(538)
Balance June 30, 2020	$13,367	$—	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642

Six Months Ended
Balance December 31, 2019	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	5,382	—	—	9,856	1,714	3,905	746	56	21,659

Charge-offs	(1,092)	—	—	(137)	(2,270)	(215)	—	—	(3,714)
Recoveries	259	—	—	—	—	—	—	—	259
Net charge-offs	(833)	—	—	(137)	(2,270)	(215)	—	—	(3,455)
Balance June 30, 2020	$13,367	$—	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642

Allowance for loan losses:
Three Months Ended
Balance March 31, 2019	$8,999	$—	$—	$11,739	$2,289	$2,895	$1,124	$77	$27,123
Provision for loan losses	(457)	—	—	1,201	(32)	776	(120)	39	1,407

Charge-offs	(342)	—	—	—	—	(295)	—	(8)	(645)
Recoveries	55	—	—	—	—	—	—	—	55
Net charge-offs	(287)	—	—	—	—	(295)	—	(8)	(590)
Balance June 30, 2019	$8,255	$—	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940

Six Months Ended
Balance December 31, 2018	$8,351	$—	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	346	—	—	1,116	(467)	1,429	(36)	21	2,409

Charge-offs	(588)	—	—	(80)	—	(295)	—	(8)	(971)
Recoveries	146	—	—	3	—	—	—	22	171
Net charge-offs	(442)	—	—	(77)	—	(295)	—	14	(800)
Balance June 30, 2019	$8,255	$—	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of June 30, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
June 30, 2020
Individually evaluated for impairment	$4,435	$—	$—	$381	$221	$78	$53	$25	$5,193
Collectively evaluated for impairment	8,932	—	—	20,508	3,644	7,464	1,750	151	42,449
Total allowance for loan losses	$13,367	$—	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642

December 31, 2019
Individually evaluated for impairment	$4,139	$—	$—	$459	$2,085	$—	$66	$26	$6,775
Collectively evaluated for impairment	4,679	—	—	10,711	2,336	3,852	991	94	22,663
Total allowance for loan losses	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of June 30, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2020
Individually evaluated for impairment	$16,677	$—	$—	$26,643	$3,420	$2,509	$898	$52	$50,199
Collectively evaluated for impairment	634,753	—	695,772	1,929,473	383,445	701,004	170,758	18,252	4,533,457
Total loans evaluated for impairment	$651,430	$—	$695,772	$1,956,116	$386,865	$703,513	$171,656	$18,304	$4,583,656

December 31, 2019
Individually evaluated for impairment	$15,572	$—	$—	$24,813	$12,142	$2,000	$745	$64	$55,336
Collectively evaluated for impairment	673,788	8,304	—	1,848,969	398,329	696,957	191,770	41,857	3,859,974
Total loans evaluated for impairment	$689,360	$8,304	$—	$1,873,782	$410,471	$698,957	$192,515	$41,921	$3,915,310

Troubled Debt Restructurings

As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $29.1 million and $28.9 million, respectively. The Company allocated $3.2 million of specific reserves for troubled debt restructurings at June 30, 2020 and December 31, 2019.

The following table presents information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	6	$899	$899	1	$56	$56
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	1	303	303
Commercial real estate construction and land development	1	830	830	—	—	—
1-4 family residential (including home equity)	2	821	821	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	9	$2,550	$2,550	2	$359	$359

	Six Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	11	$2,004	$2,004	7	$567	$567
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	1	303	303
Commercial real estate construction and land development	1	830	830	—	—	—
1-4 family residential (including home equity)	3	940	940	1	396	396
Residential construction	—	—	—	—	—	—
Consumer and other	1	30	30	1	38	38
Total	16	$3,804	$3,804	10	$1,304	$1,304

Troubled debt restructurings resulted in $632 thousand of charge-offs during the six months ended June 30, 2020 and no charge-offs during the six months ended June 30, 2019.

There were no loans modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2020.  As of June 30, 2019, two loans for a total of $4.2 million loan were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2019. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, the Company added $3.8 million in new troubled debt restructurings, of which $2.9 million was still outstanding on June 30, 2020. During the six months ended June 30, 2019, the Company added $1.3 million in new troubled debt restructurings, of which $1.2 million was still outstanding on June 30, 2019.

In working with customers adversely affected by the COVID-19 pandemic, the Company implemented a payment deferral program where customers meeting certain conditions were able to request payment deferrals that were not considered troubled debt restructurings. As of June 30, 2020, the Company executed 2,111 principal and interest deferrals on outstanding loan balances of $1.19 billion with associated accrued interest of $16.4 million. Additionally, upon request and after meeting certain conditions, borrowers could be granted a second payment deferral subsequent to the first deferral. The Company processed second payment deferrals for 129 loans with outstanding loan balances of $100.1 million through July 24, 2020 with associated accrued interest of $1.4 million.  The deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. While the modifications themselves did not trigger a downgrade, if the impact of COVID-19 continues, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of June 30, 2020 associated with loan modifications related to COVID-19:

	Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$651,430	$134,073	11.3%
Mortgage warehouse	—	—	0.0%
Paycheck Protection Program (PPP)	695,772	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,956,116	793,115	66.8%
Commercial real estate construction and land development	386,865	101,456	8.5%
1-4 family residential (including home equity)	703,513	139,565	11.8%
Residential construction	171,656	18,017	1.5%
Consumer and other	18,304	1,197	0.1%
Total loans	$4,583,656	$1,187,423	100.0%

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2020 and 2019.

At June 30, 2020, the Company had 14 leases consisting of branch locations and office space along with equipment. On the June 30, 2020 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the third quarter 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at the dates indicated is as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$10,435	$11,180
Operating lease liability classified as other liabilities	10,711	11,477
Weighted average lease term, in years	5.21	5.53
Weighted average discount rate	3.11%	3.19%

Lease costs for the dates indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income Statement:
Operating lease cost	$763	$777	$1,584	$1,547
Short-term lease cost	36	183	50	374
Sublease income	(12)	(18)	(30)	(36)
Total operating lease costs	$787	$942	$1,604	$1,885

A maturity analysis of the Company’s lease liabilities is as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease payments due:
Within one year	$2,856	$2,867
After one but within two years	2,652	2,608
After two but within three years	1,864	2,204
After three but within four years	1,627	1,596
After four but within five years	817	1,131
After five years	1,830	2,162
Total lease payments	11,646	12,568
Discount on cash flows	935	1,091
Total lease liability	$10,711	$11,477

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$266,400	$266,400	$—	$—	$266,400
Available for sale securities	618,751	—	618,751	—	618,751
Loans held for investment, net of allowance	4,536,014	—	—	4,495,391	4,495,391
Accrued interest receivable	32,795	2	4,558	28,235	32,795
Financial liabilities
Deposits	$4,700,711	$—	$4,721,264	$—	$4,721,264
Accrued interest payable	3,293	—	3,293	—	3,293
Borrowed funds	255,509	—	257,442	—	257,442
Subordinated debt	108,061	—	102,928	—	102,928
Interest rate swap	1,575	—	1,575	—	1,575

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$346,248	$346,248	$—	$—	$346,248
Available for sale securities	372,545	—	372,545	—	372,545
Loans held for investment, net of allowance	3,885,872	—	—	3,918,210	3,918,210
Accrued interest receivable	15,468	13	1,783	13,672	15,468
Financial liabilities
Deposits	$4,068,101	$—	$4,073,031	$—	$4,073,031
Accrued interest payable	4,326	—	4,326	—	4,326
Borrowed funds	75,503	—	83,302	—	83,302
Subordinated debt	107,799	—	109,607	—	109,607

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Available for sale securities:
U.S. government and agency securities	$—	$28,002	$—	$28,002
Municipal securities	—	346,037	—	346,037
Agency mortgage-backed pass-through securities	—	99,369	—	99,369
Agency collateralized mortgage obligations	—	101,486	—	101,486
Corporate bonds and other	—	43,857	—	43,857
Total available for sale securities	$—	$618,751	$—	$618,751

Financial liabilities
Interest rate swap	$—	$1,575	$—	$1,575

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Available for sale securities:
U.S. government and agency securities	$—	$29,475	$—	$29,475
Municipal securities	—	87,537	—	87,537
Agency mortgage-backed pass-through securities	—	106,168	—	106,168
Agency collateralized mortgage obligations	—	107,342	—	107,342
Corporate bonds and other	—	42,023	—	42,023
Total available for sale securities	$—	$372,545	$—	$372,545

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019. There were no transfers between levels during the six months ended June 30, 2020 or 2019.

The following table presents certain assets measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of June 30, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$6,256
Commercial real estate (including multi- family residential)	—	—	5,429
Commercial real estate construction and land development	—	—	3,146
1-4 family residential (including home equity)	—	—	1,078
Residential construction	—	—	845
Other real estate owned	—	—	11,847
	$—	$—	$28,601

	As of December 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,332
Commercial real estate (including multi- family residential)	—	—	4,876
Commercial real estate construction and land development	—	—	10,057
Residential construction	—	—	471
PCI	—	—	1,380
Other real estate owned	—	—	8,337
	$—	$—	$29,453

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At June 30, 2020, the total reported fair value of impaired loans of $16.8 million based on collateral valuations utilizing Level 3 valuation inputs had a recorded investment of $21.9 million that was reduced by specific allowance allocations totaling $5.2 million. At December 31, 2019, the total reported fair value of impaired loans of $21.1 million based on collateral valuations utilizing Level 3 valuation inputs had a recorded investment of $27.9 million that was reduced by specific allowance allocations totaling $6.8 million.

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

At June 30, 2020, the $11.8 million balance of other real estate owned consisted of three foreclosed commercial real estate properties, one tract of vacant land, one foreclosed residential property and one rural homestead recorded as a result of obtaining the physical possession of the property.  The Company had $8.3 million of other real estate owned at December 31, 2019 consisting primarily of foreclosed commercial real estate properties as a result of obtaining physical possession of the property.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at June 30, 2020 and December 31, 2019 were $615.2 million and $485.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$862,957
After one but within two years	226,874
After two but within three years	112,381
After three but within four years	45,778
After four but within five years	52,803
Total	$1,300,793

The Company had $385.9 million and $263.5 million of brokered deposits as of June 30, 2020 and December 31, 2019, respectively. There were no concentrations of deposits with any one depositor at June 30, 2020 and December 31, 2019.

9. DERIVATIVE INSTRUMENTS

During the second quarter of 2020, the Company entered into a financial derivative.  Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converts the LIBOR-based variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company’s cash flow hedge relationship as of June 30, 2020 is as follows:

	Balance Sheet Location	Weighted Average Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Liability derivatives
Interest rate swap	Other liabilities	4.78	0.64%	3 month LIBOR	$100,000	$(1,575)

The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019 were as follows, net of tax:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Liability derivatives
Interest rate swap	$(1,245)	$—	$(1,245)	$—

The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedge at June 30, 2020 to continue to be effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. At June 30, 2020, the Company expected $131 thousand of the unrealized gain to be reclassified as a reduction of interest expense during the next twelve months. Gains/Losses totaling $103 thousand, net of tax, were reclassified from accumulated other comprehensive income into net income during the three and six months ended June 30, 2020.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2020, the Company had a total borrowing capacity of $1.75 billion, of which $1.23 billion was available and $515.5 million was outstanding. FHLB advances of $240.0 million were outstanding at June 30, 2020, at a weighted average interest rate of 0.86%.  Letters of credit were $275.5 million at June 30, 2020, of which $42.9 million will expire during the remaining months of 2020, $179.4 million will expire in 2021 and $53.2 million will expire in 2022.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At June 30, 2020, the balance of the revolving credit agreement was $15.6 million.  The credit agreement contains certain restrictive covenants. At June 30, 2020, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at June 30, 2020, and is paid quarterly.

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at June 30, 2020 of $9.6 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2020, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2020 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 30, 2020 was 0.31026%.
(2)	All debentures are currently callable.

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

12. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2020, income tax expense was $2.1 million and $2.9 million, respectively, compared with $3.7 million and $6.8 million, respectively, for the three and six months ended June 30, 2019.  The effective income tax rate for the three and six months ended June 30, 2020 was 17.2% and 17.8%, respectively, compared to 20.5% and 20.1%, respectively, for the three and six months ended June 30, 2019.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and six months ended June 30, 2020. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2016.

13. STOCK BASED COMPENSATION

At June 30, 2020, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $914 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively, and $882 thousand and $1.5 million for the three and six months ended June 30, 2019, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of June 30, 2020. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the six months ended June 30, 2020 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2020	616	$19.90	4.00	$10,904
Options granted	—	—
Options exercised	(86)	15.22
Options forfeited	(2)	21.60
Options outstanding, June 30, 2020	528	$20.61	3.72	$2,521
Options vested and exercisable, June 30, 2020	498	$19.82	3.54	$2,775

As of June 30, 2020, there was $232 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.65 years.

Restricted Stock Awards

During the six months ended June 30, 2020, the Company issued 59,662 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2020 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2020	167	$36.23
Share awards granted	60	22.47
Share awards vested	(35)	33.62
Unvested share awards forfeited or cancelled	(6)	38.69
Nonvested share awards outstanding, June 30, 2020	186	$32.23

As of June 30, 2020, there was $5.4 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.66 years.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  The Company awarded 34,628 PSUs in 2019 and 46,243 in 2020.  At June 30, 2020, there was $1.6 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.34 years.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$637,924	$504,261	$507,411	$531,470
Standby letters of credit	11,889	5,476	10,843	4,309
Total	$649,813	$509,737	$518,254	$535,779

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.25% with a weighted average maturity and rate of 2.74 years and 5.09%, respectively. As of December 31, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.40% with a weighted average maturity and rate of 3.59 years and 5.32%, respectively.

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

15. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in on January 1, 2019 when the capital conservation buffer reached 2.5%.  Management believes as of June 30, 2020 and December 31, 2019 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2020 and December 31, 2019:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2020
Total Capital (to risk weighted assets)	$620,363	15.17%	$327,178	8.00%	$429,422	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	464,661	11.36%	184,038	4.50%	286,281	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	474,242	11.60%	245,384	6.00%	347,627	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	474,242	8.83%	214,867	4.00%	214,867	4.00%	N/A	N/A
As of December 31, 2019
Total Capital (to risk weighted assets)	$596,684	14.83%	$321,775	8.00%	$422,330	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	459,447	11.42%	180,999	4.50%	281,553	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	468,972	11.66%	241,331	6.00%	341,886	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	468,972	10.02%	187,146	4.00%	187,146	4.00%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2020
Total Capital (to risk weighted assets)	$612,044	14.97%	$326,970	8.00%	$429,149	10.50%	$408,713	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	524,722	12.84%	183,921	4.50%	286,099	7.00%	265,664	6.50%
Tier 1 Capital (to risk weighted assets)	524,722	12.84%	245,228	6.00%	347,406	8.50%	326,970	8.00%
Tier 1 Capital (to average tangible assets)	524,722	9.77%	214,758	4.00%	214,758	4.00%	268,447	5.00%
As of December 31, 2019
Total Capital (to risk weighted assets)	$578,425	14.39%	$321,556	8.00%	$422,043	10.50%	$401,945	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	509,372	12.67%	180,875	4.50%	281,362	7.00%	261,265	6.50%
Tier 1 Capital (to risk weighted assets)	509,372	12.67%	241,167	6.00%	341,654	8.50%	321,556	8.00%
Tier 1 Capital (to average tangible assets)	509,372	10.89%	187,018	4.00%	187,018	4.00%	233,773	5.00%

16. EARNINGS PER COMMON SHARE

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$9,907		$14,248		$13,423		$26,926
Basic:
Weighted average shares outstanding	20,414	$0.49	21,257	$0.67	20,413	$0.66	21,494	$1.25
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	100		289		159		286
Total	20,514	$0.48	21,546	$0.66	20,572	$0.65	21,780	$1.24

Stock options for 71,990 and 41,875 shares were not considered in computing diluted earnings per common share as of June 30, 2020 and 2019, respectively, as they were antidilutive.

17. SUBSEQUENT EVENT

On July 27, 2020, the Company opened its 28th bank office located in the historic East End of Houston. This de novo office, known as the East End Office, serves an area of Houston that has both a rich history and is experiencing a resurgence of business and residential growth. In conjunction with the opening of the East End bank office, the Company closed its nearby loan production office.

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

Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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

The COVID-19 pandemic continues to place significant health, economic and other major pressure throughout the Houston region we serve, the state of Texas, the United States and the entire world. We executed on our pre-existing pandemic response plan with procedures in response to the pandemic to support the safety and well-being of our employees, customers and community that continue through the date of this report:

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

•

We are actively participating in assisting our customers and non-customers with applications for resources through the CARES Act’s PPP, administered by the SBA, which will provide government guaranteed and forgivable loans. Through June 30, 2020, we funded over 5,800 loans totaling in excess of $695.8 million. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

•	•

Our team is at full-strength with 300 employees utilizing the work-from-home program implemented pursuant to the pre-existing pandemic plan.

•We are working to ensure the health and safety of our in-office teams with split team rotations, providing CDC-recommended supplies and implementing additional routine cleaning measures to all offices and departments.

Additionally, we recorded an increased provision for the six months ended June 30, 2020 driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices, and further increases may be necessary. We continue to closely monitor this pandemic and its effects and expect to continue to adjust our operations in response to the pandemic as the situation evolves.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019. We did not adopt ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (CECL), which became effective for us on January 1, 2020, as previously stated in our Form 10-K.  Due to the uncertainty on the economy and unemployment from COVID-19 and the volatility of crude oil prices, management has determined to delay its implementation of CECL and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to CECL.

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

Under the provisions of the CARES Act and similar guidance issued by the banking regulators, an election not to apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 can be made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief was only to be applied to modifications for borrowers that were not more than 30 days past due. If loans are not able to return to normal payments, additional allowances may be necessary and such allowances may be material.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the first quarter of 2020, economic conditions deteriorated significantly with the spread of the COVID-19 global pandemic.  As such, we performed an interim quantitative analysis, concluding it was more likely than not that the fair value exceeded the carrying amount and resulted in no impairment charge for the period ended March 31, 2020. We performed a qualitative analysis taking into account the effect that the COVID-19 pandemic continues to have on the economy as of June 30, 2020 and determined that goodwill was not impaired.

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

Results of Operations

Net income was $9.9 million, or $0.48 per diluted share, for the second quarter 2020 compared to $14.2 million, or $0.66 per diluted share, for the second quarter 2019. The second quarter 2020 results were impacted by the increased provision expense in response to COVID-19-related uncertainties in the current economic environment partially offset by increased net interest income.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.71%, 5.51% and 8.32%, respectively, compared to 1.19%, 8.10% and 12.52%, respectively, for the three months ended June 30, 2020 and 2019, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 56.92% for the second quarter 2020 from 61.93% for the second quarter 2019 primarily due to the increase in net interest income. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net income was $13.4 million, or $0.65 per diluted share, for the six months ended June 30, 2020 compared to $26.9 million, or $1.24 per diluted share, for the six months ended June 30, 2019. The six months ended June 30, 2020 results were impacted by the increased provision expense and write-downs in other real estate in response to COVID-19-related uncertainties in the current economic environment partially offset by increased net interest income.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.51%, 3.76% and 5.70%, respectively, compared to 1.14%, 7.69% and 11.87%, respectively, for the six months ended June 30, 2020 and 2019, respectively. The efficiency ratio decreased to 62.26% for the six months ended June 30, 2020 from 63.44% for the six months ended June 30, 2019 primarily due the increase in net interest income.

Net Interest Income

Three months ended June 30, 2020 compared with three months ended June 30, 2019. Net interest income before the provision for loan losses for the three months ended June 30, 2020 was $50.8 million compared with $45.6 million for the three months ended June 30, 2019, an increase of $5.3 million, or 11.6%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest-bearing liabilities.

Interest income was $60.5 million for the three months ended June 30, 2020, an increase of $1.5 million, or 2.6%, compared with the three months ended June 30, 2019, primarily due to the increase and mix of average interest-earning asset balances.  Average securities outstanding increased $244.2 million, or 69.8% for the same period.  Average loans outstanding increased $605.3 million, or 15.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2020 primarily due to the origination of $695.8 million of PPP loans during the second quarter of 2020. These increases were partially offset by the decrease in the average yield on loans to 5.13% for the three months ended June 30, 2020 from 5.88% for the same period in 2019 primarily due to the impact of the lower-yielding PPP loans.  Interest income on loans also includes acquisition accounting loan discount accretion which decreased to $566 thousand during the three months ended June 30, 2020 from $2.5 million for the same period in 2019.

Interest expense was $9.6 million for the three months ended June 30, 2020, a decrease of $3.8 million, or 28.2%, compared to the three months ended June 30, 2019. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 119 basis points for the three months ended June 30, 2020 compared to 186 basis points for the same period in 2019. Average interest-bearing liabilities increased $371.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, organic deposit growth and subordinated debt.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2020 was 4.10%, a decrease of 23 basis points compared to 4.33% for the three months ended June 30, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.83% and the average rate paid on interest-bearing liabilities of 1.19% for the second quarter 2020 decreased by 75 basis points and 67 basis points, respectively, over the same period in 2019.  The impact of net acquisition accounting adjustments of $669 thousand and $2.8 million on the tax equivalent net interest margin was an increase of 5 basis points and 26 basis points for the three months ended June 30, 2020 and 2019, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2020 and 2019, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,425,036	$56,421	5.13%	$3,819,687	$56,016	5.88%
Securities	594,205	4,011	2.71%	350,004	2,529	2.90%
Deposits in other financial institutions	18,173	20	0.44%	63,962	401	2.52%
Total interest-earning assets	5,037,414	$60,452	4.83%	4,233,653	$58,946	5.58%
Allowance for loan losses	(41,334)			(27,125)
Noninterest-earning assets	637,608			586,435
Total assets	$5,633,688			$4,792,963

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$353,252	$421	0.48%	$350,147	$1,152	1.32%
Money market and savings deposits	1,169,225	1,308	0.45%	994,557	3,361	1.36%
Certificates and other time deposits	1,302,743	5,845	1.80%	1,331,955	7,008	2.11%
Borrowed funds	320,332	562	0.71%	155,969	1,118	2.87%
Subordinated debt	107,998	1,469	5.47%	48,986	736	6.03%
Total interest-bearing liabilities	3,253,550	$9,605	1.19%	2,881,614	$13,375	1.86%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,624,641			1,173,662
Other liabilities	32,393			32,525
Total liabilities	4,910,584			4,087,801
Shareholders' equity	723,104			705,162
Total liabilities and shareholders' equity	$5,633,688			$4,792,963

Net interest rate spread			3.64%			3.72%

Net interest income and margin(1)		$50,847	4.06%		$45,571	4.32%

Net interest income and margin (tax equivalent)(2)		$51,342	4.10%		$45,684	4.33%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended June 30, 2020 and 2019 and other applicable effective tax rates.

Six months ended June 30, 2020 compared with six months ended June 30, 2019. Net interest income before the provision for loan losses for the six months ended June 30, 2020 was $95.9 million compared with $90.2 million for the six months ended June 30, 2019, an increase of $5.7 million, or 6.3%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest-bearing liabilities.

Interest income was $117.9 million for the six months ended June 30, 2020, an increase of $1.8 million, or 1.6%, compared with the six months ended June 30, 2019, primarily due to the increase and mix of average interest-earning asset balances.  Average securities outstanding increased $143.1 million, or 41.1% for the same period.  Average loans outstanding increased $395.5 million, or 10.5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the origination of $695.8 million of PPP loans during the first half of 2020. These increases were partially offset by the decrease in the average yield on loans to 5.34% for the six months ended June 30, 2020 from 5.87% for the same period in 2019 primarily due to the impact of the lower-yielding PPP loans.  Interest income on loans also includes acquisition accounting loan discount accretion which decreased to $1.7 million during the six months ended June 30, 2020 from $5.2 million for the same period in 2019.

Interest expense was $22.0 million for the six months ended June 30, 2020, a decrease of $3.9 million, or 15.0%, compared to the six months ended June 30, 2019. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 142 basis points for the six months ended June 30, 2020 compared to 182 basis points for the same period in 2019. Average interest-bearing liabilities increased $246.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, organic deposit growth and subordinated debt.

Tax equivalent net interest margin for the six months ended June 30, 2020 was 4.12%, a decrease of 20 basis points compared to 4.32% for the six months ended June 30, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 5.04% and the average rate paid on interest-bearing liabilities of 1.42% for the six months ended June 30, 2020 decreased by 50 basis points and 40 basis points, respectively, over the same period in 2019.  The impact of net acquisition accounting adjustments of $1.9 million and $5.7 million on the tax equivalent net interest margin was an increase of 8 basis points and 27 basis points for the six months ended June 30, 2020 and 2019, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,179,164	$111,045	5.34%	$3,783,662	$110,205	5.87%
Securities	491,463	6,644	2.72%	348,354	4,801	2.78%
Deposits in other financial institutions	34,442	215	1.26%	91,628	1,089	2.40%
Total interest-earning assets	4,705,069	$117,904	5.04%	4,223,644	$116,095	5.54%
Allowance for loan losses	(35,026)			(26,944)
Noninterest-earning assets	619,315			572,748
Total assets	$5,289,358			$4,769,448

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$358,289	$1,267	0.71%	$344,203	$2,115	1.24%
Money market and savings deposits	1,168,883	4,826	0.83%	937,664	6,126	1.32%
Certificates and other time deposits	1,248,085	11,929	1.92%	1,317,536	13,264	2.03%
Borrowed funds	230,666	1,068	0.93%	219,415	2,945	2.71%
Subordinated debt	107,931	2,942	5.48%	48,956	1,471	6.06%
Total interest-bearing liabilities	3,113,854	$22,032	1.42%	2,867,774	$25,921	1.82%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,425,265			1,170,435
Other liabilities	31,919			24,832
Total liabilities	4,571,038			4,063,041
Shareholders' equity	718,320			706,407
Total liabilities and shareholders' equity	$5,289,358			$4,769,448

Net interest rate spread			3.62%			3.72%

Net interest income and margin		$95,872	4.10%		$90,174	4.31%

Net interest income and net interest margin (tax equivalent)		$96,493	4.12%		$90,489	4.32%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the six months ended June 30, 2020 and 2019 and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$8,877	$(8,472)	$405	$12,192	$(11,352)	$840
Securities	1,765	(283)	1,482	2,009	(166)	1,843
Deposits in other financial institutions	(287)	(94)	(381)	(677)	(197)	(874)
Total increase (decrease) in interest income	10,355	(8,849)	1,506	13,524	(11,715)	1,809

Interest-bearing Liabilities:
Interest-bearing demand deposits	10	(741)	(731)	99	(947)	(848)
Money market and savings deposits	590	(2,643)	(2,053)	1,553	(2,853)	(1,300)
Certificates and other time deposits	(154)	(1,009)	(1,163)	(630)	(705)	(1,335)
Borrowed funds	1,178	(1,734)	(556)	168	(2,045)	(1,877)
Subordinated debt	886	(153)	733	1,789	(318)	1,471
Total increase (decrease) in interest expense	2,510	(6,280)	(3,770)	2,979	(6,868)	(3,889)
Increase (decrease) in net interest income	$7,845	$(2,569)	$5,276	$10,545	$(4,847)	$5,698

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $47.6 million at June 30, 2020 and $29.4 million at December 31, 2019, representing 1.04% and 0.75% of total loans, respectively. We recorded a $10.7 million and $1.4 million provision for loan losses for the three months ended June 30, 2020 and 2019, respectively, and recorded a $21.7 million and $2.4 million provision for loan losses for the six months ended June 30, 2020 and 2019, respectively. The increase in the provision for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was driven by the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices.

Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. Loans acquired from Post Oak and LoweryBank were initially recorded at fair value and no corresponding allowance for loan losses was recorded for these loans at acquisition date. We recognized a discount on the acquired loans, a portion of which will be prospectively accreted, increasing our basis in such loans. At June 30, 2020, the balance of the acquisition accounting loan discount was $3.5 million.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended June 30, 2020 compared with three months ended June 30, 2019. Noninterest income totaled $1.6 million for the three months ended June 30, 2020 compared with $3.8 million for the same period in 2019, a decrease of $2.3 million, or 59.4%, primarily due lower transactional fee income, significantly lower correspondent bank rebates as a result of the decline in the earnings credit rate, a loss on sale of other real estate owned and a decrease in gain on sale of securities compared to the three months ended June 30, 2019.

Six months ended June 30, 2020 compared with six months ended June 30, 2019. Noninterest income totaled $4.3 million for the six months ended June 30, 2020 compared with $7.1 million for the same period in 2019, a decrease of $2.8 million, or 39.9%, primarily due to the decrease in rebates from correspondent bank as a result of the decline in the earnings credit rate, losses on sales of other real estate owned and a decrease in gain on sale of securities compared to the six months ended June 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$60	$139	$(79)	$229	$301	$(72)
Service charges on deposit accounts	343	365	(22)	800	690	110
Gain on sale of securities	93	846	(753)	287	846	(559)
(Loss) gain on sale of other real estate	(306)	70	(376)	(375)	71	(446)
Bank owned life insurance income	143	155	(12)	294	314	(20)
Debit card and ATM card income	510	517	(7)	994	968	26
Rebate from correspondent bank	89	884	(795)	582	1,780	(1,198)
Other(1)	630	869	(239)	1,476	2,164	(688)
Total noninterest income	$1,562	$3,845	$(2,283)	$4,287	$7,134	$(2,847)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended June 30, 2020 compared with three months ended June 30, 2019. Noninterest expense was $29.8 million for the three months ended June 30, 2020 compared to $30.1 million for the three months ended June 30, 2019, a slight decrease of $301 thousand, or 1.0%, primarily due to $1.6 million deferred origination costs on PPP loans recorded within salaries and benefits during the second quarter of 2020.

Six months ended June 30, 2020 compared with six months ended June 30, 2019. Noninterest expense was $62.2 million for the six months ended June 30, 2020 compared to $61.2 million for the six months ended June 30, 2019, a slight increase of $985 thousand, or 1.6%.  This increase was primarily due to write-downs of other real estate recorded during the first quarter 2020 partially offset by the decrease in acquisition and merger-related expenses associated with the Post Oak and LoweryBank branch acquisitions recorded during the six months ended June 20, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$19,334	$19,415	$(81)	$39,115	$39,099	$16
Net occupancy and equipment	1,926	2,088	(162)	3,833	4,166	(333)
Depreciation	885	756	129	1,751	1,509	242
Data processing and software amortization	1,934	1,735	199	3,760	3,332	428
Professional fees	800	527	273	1,373	1,126	247
Regulatory assessments and FDIC insurance	609	802	(193)	1,241	1,530	(289)
Core deposit intangibles amortization	990	1,178	(188)	1,980	2,356	(376)
Communications	390	468	(78)	807	898	(91)
Advertising	370	617	(247)	891	1,321	(430)
Acquisition and merger-related expenses	—	153	(153)	—	1,326	(1,326)
Other real estate expense	114	217	(103)	2,762	314	2,448
Printing and supplies	114	143	(29)	219	346	(127)
Other	2,313	1,981	332	4,448	3,872	576
Total noninterest expense	$29,779	$30,080	$(301)	$62,180	$61,195	$985

(1)

Total salaries and employee benefits includes $914 thousand and $882 thousand for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits decreased slightly for the three months ended and increased slightly for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the $1.6 million of deferred origination costs on the PPP loans partially offset by a slight increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 593 at June 30, 2020 from 583 as of June 30, 2019.

Data Processing and software amortization. Data processing and software amortization increased $199 thousand, or 11.5%, and $428 thousand, or 12.8%, for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to expenses related to the enhancement of the Bank’s loan onboarding platform in order to improve the customer experience and drive future efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses were primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also included data processing conversion costs, severance and contract termination costs incurred during the three and six months ended June 30, 2019.

Other real estate expense. Other real estate expense increased $2.4 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to $2.2 million in write-downs on several foreclosed properties and related expenses associated with these properties.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 56.92% and 62.26% for the three and six months ended June 30, 2020, respectively, and 61.93% and 63.44% for the three and six months ended June 30, 2019, respectively.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we have done from 2017 to 2020, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $1.6 million, or 44.2%, to $2.1 million for the three months ended June 30, 2020 compared with $3.7 million for the same period in 2019 primarily due to the decrease in pre-tax net income. Income tax expense decreased $3.9 million, or 57.3%, to $2.9 million for the six months ended June 30, 2020 compared with $6.8 million for the same period in 2019. Our effective tax rate was 17.2% and 17.8% for the three and six months ended June 30, 2020, respectively, compared to 20.5% and 20.1% for the three and six months ended June 30, 2019, respectively.

Financial Condition

Loan Portfolio

At June 30, 2020, total loans were $4.58 billion, an increase of $668.3 million, or 17.1%, compared with December 31, 2019, primarily due to over 5,800 PPP loans funded in excess of $695.8 million at June 30, 2020 and organic growth within our loan portfolio.

Total loans as a percentage of deposits were 97.5% and 96.2% as of June 30, 2020 and December 31, 2019, respectively. Total loans as a percentage of assets were 78.5% and 78.4% as of June 30, 2020 and December 31, 2019, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$651,430	14.2%	$689,360	17.6%
Mortgage warehouse	—	0.0%	8,304	0.2%
Paycheck Protection Program (PPP)	695,772	15.2%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,956,116	42.6%	1,873,782	47.9%
Commercial real estate construction and land development	386,865	8.4%	410,471	10.5%
1-4 family residential (including home equity)	703,513	15.4%	698,957	17.8%
Residential construction	171,656	3.8%	192,515	4.9%
Consumer and other	18,304	0.4%	41,921	1.1%
Total loans	4,583,656	100.0%	3,915,310	100.0%
Allowance for Loan Losses	(47,642)		(29,438)
Loans, net	$4,536,014		$3,885,872

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $37.9 million, or 5.5%, to $651.4 million as of June 30, 2020 from $689.4 million as of December 31, 2019.

Mortgage Warehouse. We made loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which were segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carried terms and conditions as would be expected in the competitive permanent mortgage market and served as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes were warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time was normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time was normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. We made the strategic decision to exit this line of business during the second quarter of 2019.  There were no mortgage warehouse loans as of June 30, 2020.

Paycheck Protection Program (PPP). We make loans to eligible businesses under the CARES Act which authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of June 30, 2020, we funded over 5,800 PPP loans totaling in excess of $695.8 million.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2020 and December 31, 2019, 53.8% of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $82.3 million, or 4.4%, to $1.96 billion as of June 30, 2020 from $1.87 billion as of December 31, 2019, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans decreased to $76.9 million as of June 30, 2020 from $82.2 million as of December 31, 2019.  We had 147 multi-family loans with an average loan size of $523 thousand as of June 30, 2020.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $23.6 million, or 5.8%, to $386.9 million as of June 30, 2020 compared to $410.5 million as of December 31, 2019.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $4.6 million, or 0.7%, to $703.5 million as of June 30, 2020 from $699.0 million as of December 31, 2019. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $1.2 million, or 1.1%, to $113.7 million as of June 30, 2020 from $112.5 million as of December 31, 2019.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $20.9 million, or 10.8%, to $171.7 million as of June 30, 2020 from $192.5 million as of December 31, 2019.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio decreased primarily due to the impact of the deferred fees and costs recorded on the PPP loans during the first half of 2020.

“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and are expected to continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.

Hotel. Our hotel loans, excluding PPP loans, at June 30, 2020 totaled $134.0 million, or 2.9% of total loans, $7.1 million of which were on nonaccrual status. At June 30, 2020, our allowance for loan losses allocated to our total hotel loan portfolio totaled 1.3% of total hotel loans.

Restaurant and Bars. Our restaurant and bar loans, excluding PPP loans, at June 30, 2020 totaled $111.3 million, or 2.4% of total loans, $695 thousand of which were on nonaccrual status. At June 30, 2020, our allowance for loan losses allocated to our total restaurant and bar loan portfolio was 1.3% of total restaurant and bar loans.

Oil and Gas. Our oil and gas loans, excluding PPP loans, at June 30, 2020 totaled $74.7 million, or 1.6% of total loans, of which $788 thousand were on nonaccrual status. At June 30, 2020, our allowance for loan losses allocated to our total oil and gas loan portfolio was 2.1% of total oil and gas loans. At June 30, 2020, we did not have exposure to exploration and production (“E&P”) or reserve-based lending and only had minimal exposure to the industry. Crude oil prices decreased sharply in the first quarter of 2020 and remained volatile throughout the second quarter, which has adversely impacted these loans, increasing our classified oil and gas loans. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $33.2 million and $28.4 million in nonperforming loans as of June 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$12,578	$8,388
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	16,127	6,741
Commercial real estate construction and land development	53	9,050
1-4 family residential (including home equity)	3,434	3,294
Residential construction	898	746
Consumer and other	133	152
Total nonaccrual loans	33,223	28,371
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	33,223	28,371
Other real estate	11,847	8,337
Other repossessed assets	—	—
Total nonperforming assets	$45,070	$36,708
Restructured loans(1)	$11,310	$19,239
Nonperforming assets to total assets	0.77%	0.74%
Nonperforming loans to total loans	0.72%	0.72%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2020 and December 31, 2019, we had $19.3 million and $20.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2020, potential problem loans consisted of 24 credit relationships. Of the total outstanding balance at June 30, 2020, 35.8% to one customer in the commercial rental property industry, 22.9% to eight customers in the energy industry, 18.8% to three customers in the consumer services industry, 12.4% to two customers in the residential rental real estate industry, 4.8% to one customer in the medical industry, 2.0% to one customer in the convenience store industry, 2.0% to two customers in the commercial services industry, 1.0% to one customer in the wholesale industry, 0.1% to two customers in the construction services industry, 0.1% to one customer with a consumer loan and 0.1% to two customers in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade-based allocation methodology.

As of June 30, 2020, we executed 2,111 principal and interest deferrals on outstanding loan balances of $1.19 billion with associated accrued interest of $16.4 million to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted a second payment deferral subsequent to the first deferral. The Company processed second payment deferrals for 129 loans with outstanding loan balances of $100.1 million and associated accrued interest of $1.4 million through July 24, 2020. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. As modifications were short-term in nature, a modified loan did not have a change in loan grade due to a COVID-19-related modification. However, if the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of June 30, 2020 associated with loan modifications related to COVID-19:

	Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$651,430	$134,073	11.3%
Mortgage warehouse	—	—	0.0%
Paycheck Protection Program (PPP)	695,772	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,956,116	793,115	66.8%
Commercial real estate construction and land development	386,865	101,456	8.5%
1-4 family residential (including home equity)	703,513	139,565	11.8%
Residential construction	171,656	18,017	1.5%
Consumer and other	18,304	1,197	0.1%
Total loans	$4,583,656	$1,187,423	100.0%

We have also been actively participating in assisting our customers and noncustomers with applications for resources through the PPP. PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, we funded over 5,800 loans totaling in excess of $695.8 million. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of June 30, 2020 was $3.5 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for loan losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to monitor the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At June 30, 2020, our allowance for loan losses amounted to $47.6 million, or 1.04%, of total loans compared with $29.4 million, or 0.75%, as of December 31, 2019. The Company delayed its implementation of ASU 2016-13, as afforded by the CARES Act, and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The increase in the allowance at June 30, 2020 compared to the year ended December 31, 2019 was primarily due to the increased provision expense driven by the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices. We believe that the allowance for loan losses at June 30, 2020 and December 31, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.17% for the six months ended June 30, 2020 compared to annualized net charge-offs of 0.04% for the six months ended June 30, 2019 and 0.07% for the year ended December 31, 2019.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$4,179,164	$3,783,662
Gross loans outstanding at end of period	4,583,656	3,857,963
Allowance for loan losses at beginning of period	29,438	26,331
Provision for loan losses	21,659	2,409
Charge-offs:
Commercial and industrial loans	(1,092)	(588)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(137)	(80)
Commercial real estate construction and land development	(2,270)	—
1-4 family residential (including home equity)	(215)	(295)
Residential construction	—	—
Consumer and other	—	(8)
Total charge-offs for all loan types	(3,714)	(971)
Recoveries:
Commercial and industrial loans	259	146
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	3
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	22
Total recoveries for all loan types	259	171
Net charge-offs	(3,455)	(800)
Allowance for loan losses at end of period	$47,642	$27,940
Allowance for loan losses to total loans	1.04%	0.72%
Net charge-offs to average loans (1)	0.17%	0.04%
Allowance for loan losses to nonperforming loans	143.40%	89.03%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of June 30, 2020, the carrying amount of investment securities totaled $618.8 million, an increase of $246.2 million, or 66.1%, compared with $372.5 million as of December 31, 2019. Securities represented 10.6% of total assets as of June 30, 2020 and 7.5% as of December 31, 2019.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$27,308	$694	$—	$28,002
Municipal securities	317,769	28,268	—	346,037
Agency mortgage-backed pass-through securities	95,385	3,984	—	99,369
Agency collateralized mortgage obligations	97,618	3,994	(126)	101,486
Corporate bonds and other	43,712	217	(72)	43,857
Total	$581,792	$37,157	$(198)	$618,751

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of June 30, 2020, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2020, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	June 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,494	3.30%	$20,198	1.45%	$1,616	2.73%	$27,308	1.90%
Municipal securities	5,997	2.78%	3,009	3.11%	37,801	3.64%	270,962	3.65%	317,769	3.63%
Agency mortgage-backed pass-through securities	—	0.00%	4,810	2.93%	7,364	3.20%	83,211	2.91%	95,385	2.93%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,413	2.76%	72,205	2.05%	97,618	2.24%
Corporate bonds and other	5,005	2.28%	—	0.00%	26,000	5.69%	12,707	4.62%	43,712	4.99%
Total	$11,002	2.55%	$13,313	3.12%	$116,776	3.50%	$440,701	3.27%	$581,792	3.30%

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,462	3.30%	$22,129	2.93%	$1,829	2.74%	$29,420	2.99%
Municipal securities	6,402	2.65%	2,087	3.73%	25,792	3.70%	49,919	3.38%	84,200	3.43%
Agency mortgage-backed pass-through securities	—	0.00%	1,160	2.77%	11,682	3.16%	91,827	2.98%	104,669	3.00%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,471	2.78%	80,880	2.47%	106,351	2.55%
Corporate bonds and other	13,820	2.73%	1,518	2.25%	4,000	5.56%	22,353	3.27%	41,691	3.27%
Total	$20,222	2.71%	$10,227	3.17%	$89,074	3.26%	$246,808	2.92%	$366,331	3.00%

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

As of June 30, 2020 and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.72% during the six months ended June 30, 2020 compared with 2.78% for the six months ended June 30, 2019.

Goodwill and Core Deposit Intangible Assets

Our goodwill was $223.6 million as of June 30, 2020 and December 31, 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the first quarter of 2020, economic conditions deteriorated significantly with the spread of the COVID-19 pandemic.  As such, we performed an interim quantitative analysis, concluding it was more likely than not that the fair value exceeded the carrying amount and resulted in no impairment charge for the period ended March 31, 2020. As of June 30, 2020, the Company performed a qualitative analysis taking into account the effect that the COVID-19 pandemic continues to have on the economy and determined that goodwill was not impaired.

Our core deposit intangible assets, net as of June 30, 2020 and December 31, 2019, was $19.9 million and $21.9 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net was $67.2 million and $66.8 million at June 30, 2020 and December 31, 2019, respectively.

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

Total deposits at June 30, 2020 were $4.70 billion, an increase of $632.6 million, or 15.6%, compared with $4.07 billion at December 31, 2019. Noninterest-bearing deposits at June 30, 2020 were $1.75 billion, an increase of $501.9 million, or 40.1%, compared with $1.25 billion at December 31, 2019 primarily due to funds from government stimulus programs such as the PPP and consumer economic impact payments received. Interest-bearing deposits at June 30, 2020 were $2.95 billion, an increase of $130.7 million, or 4.6%, compared with $2.82 billion at December 31, 2019 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2020, we had a total borrowing capacity of $1.75 billion, of which $1.23 billion was available and $515.5 million was outstanding. FHLB advances of $240.0 million were outstanding at June 30, 2020, at a weighted average interest rate of 0.86%.  Letters of credit were $275.5 million at June 30, 2020, of which $42.9 million will expire during the remaining months of 2020, $179.4 million will expire in 2021 and $53.2 million will expire in 2022.

Credit Agreement

On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

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

At June 30, 2020, the balance of the revolving credit agreement was $15.6 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at June 30, 2020, and is paid quarterly.  The credit agreement contains certain restrictive covenants. At June 30, 2020, we believe we were in compliance with all such debt covenants.

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

As of June 30, 2020 and December 31, 2019, we had outstanding $1.14 billion and $1.04 billion, respectively, in commitments to extend credit and $17.4 million and $15.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2020 and the year ended December 31, 2019, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $395.5 million, or 10.4%, for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.9 years and modified duration of 6.3 years at June 30, 2020, and a weighted average life of 7.4 years and modified duration of 6.0 years at December 31, 2019.

As of June 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2020 and December 31, 2019, the Bank was well capitalized.

Total shareholder’s equity was $736.1 million at June 30, 2020, compared with $709.9 million at December 31, 2019, an increase of $26.2 million. This increase was primarily due to the increase in accumulated other comprehensive income of $23.0 million during the six months ended June 30, 2020 and net income of $13.4 million partially offset by shareholder dividends of $4.1 million.

As of June 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of June 30, 2020
Total capital (to risk weighted assets)	15.17%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.36%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.60%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.83%	4.00%	4.00%	N/A
As of December 31, 2019
Total capital (to risk weighted assets)	14.83%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.42%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.66%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	10.02%	4.00%	4.00%	N/A
Allegiance Bank
As of June 30, 2020
Total capital (to risk weighted assets)	14.97%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.84%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.84%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.77%	4.00%	4.00%	5.00%
As of December 31, 2019
Total capital (to risk weighted assets)	14.39%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.67%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.67%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	10.89%	4.00%	4.00%	5.00%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars and share amounts in thousands, except per share data)
Net income	$9,907	$14,248	$13,423	$26,926

Average shareholders' equity	$723,104	$705,162	$718,320	$706,407
Less: Average goodwill and core deposit intangibles, net	244,010	248,621	244,508	248,947
Average tangible shareholders’ equity	$479,094	$456,541	$473,812	$457,460

Return on average tangible shareholders' equity(1)	8.32%	12.52%	5.70%	11.87%

(1)	Annualized.

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

As of June 30, 2020, we entered into an interest rate swap for the purpose of reducing interest rate risk. See Note 9 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
+300	(7.1)%	(5.3)%	2.9%	5.0%
+200	(5.0)%	(3.3)%	3.7%	5.3%
+100	(2.4)%	(1.6)%	2.8%	3.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.6)%	2.3%	(1.6)%	(6.9)%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act by making loans to small businesses that are subject to the terms and conditions of the PPP.  We face increased risks related to non-compliance by us with this new legislation and by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors.

Strategic Risk:  Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates or sentiment of our deposit customers that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many state and local governmental actions have been directed toward curtailing household and business activity to contain COVID-19, including actions to temporarily close or restrict the operations of many businesses. These actions may continue to expand in scope and intensity. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home program, third-party providers’ ability to support our operations and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and capital levels.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.

(b)None.

(c)None.

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: July 31, 2020	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: July 31, 2020	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer