Form 10-Q
period 2020-09-30
Allegiance Bancshares, Inc.
filed 2020-11-06
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 3, 2020, the registrant had 20,447,510 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

September 30, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$327,416	$213,347
Interest-bearing deposits at other financial institutions	19,732	132,901
Total cash and cash equivalents	347,148	346,248
Available for sale securities, at fair value	663,301	372,545
Loans held for investment	4,592,362	3,915,310
Less: allowance for loan losses	(48,698)	(29,438)
Loans, net	4,543,664	3,885,872
Accrued interest receivable	36,996	15,468
Premises and equipment, net	69,887	66,790
Other real estate owned	8,876	8,337
Federal Home Loan Bank stock	9,716	6,242
Bank owned life insurance	27,542	27,104
Goodwill	223,642	223,642
Core deposit intangibles, net	18,907	21,876
Other assets	18,072	18,530
TOTAL ASSETS	$5,967,751	$4,992,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,772,700	$1,252,232
Interest-bearing
Demand	409,137	367,278
Money market and savings	1,483,370	1,258,008
Certificates and other time	1,252,159	1,190,583
Total interest-bearing deposits	3,144,666	2,815,869
Total deposits	4,917,366	4,068,101
Accrued interest payable	3,082	4,326
Borrowed funds	155,512	75,503
Subordinated debt	108,191	107,799
Other liabilities	30,547	27,060
Total liabilities	5,214,698	4,282,789
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,444,630 shares issued and outstanding at September 30, 2020 and 20,523,816 shares issued and outstanding at December 31, 2019	20,445	20,524
Capital surplus	516,151	521,066
Retained earnings	186,866	163,375
Accumulated other comprehensive income	29,591	4,900
Total shareholders’ equity	753,053	709,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,967,751	$4,992,654

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$56,418	$55,790	$167,463	$165,995
Securities:
Taxable	2,095	2,090	6,024	4,909
Tax-exempt	2,280	483	4,995	2,465
Deposits in other financial institutions	18	302	233	1,391
Total interest income	60,811	58,665	178,715	174,760
INTEREST EXPENSE:
Demand, money market and savings deposits	1,657	4,975	7,750	13,216
Certificates and other time deposits	5,239	6,909	17,168	20,173
Borrowed funds	558	1,183	1,626	4,128
Subordinated debt	1,448	761	4,390	2,232
Total interest expense	8,902	13,828	30,934	39,749
NET INTEREST INCOME	51,909	44,837	147,781	135,011
Provision for loan losses	1,347	2,597	23,006	5,006
Net interest income after provision for loan losses	50,562	42,240	124,775	130,005
NONINTEREST INCOME:
Nonsufficient funds fees	75	168	304	469
Service charges on deposit accounts	325	379	1,125	1,069
Gain on sale of securities	—	—	287	846
Gain (loss) on sale of other real estate and other repossessed assets	117	—	(258)	71
Bank owned life insurance income	144	153	438	467
Rebate from correspondent bank	98	900	680	2,680
Other	1,091	1,289	3,561	4,421
Total noninterest income	1,850	2,889	6,137	10,023
NONINTEREST EXPENSE:
Salaries and employee benefits	20,034	20,221	59,149	59,320
Net occupancy and equipment	2,057	1,973	5,890	6,139
Depreciation	946	822	2,697	2,331
Data processing and software amortization	2,125	2,058	5,885	5,390
Professional fees	756	667	2,129	1,793
Regulatory assessments and FDIC insurance	875	(41)	2,116	1,489
Core deposit intangibles amortization	989	1,178	2,969	3,534
Communications	355	455	1,162	1,353
Advertising	327	449	1,218	1,770
Other real estate expense	2,017	137	4,780	450
Acquisition and merger-related expenses	—	—	—	1,326
Other	2,084	2,090	6,750	6,309
Total noninterest expense	32,565	30,009	94,745	91,204
INCOME BEFORE INCOME TAXES	19,847	15,120	36,167	48,824
Provision for income taxes	3,677	3,073	6,574	9,851
NET INCOME	$16,170	$12,047	$29,593	$38,973
EARNINGS PER SHARE:
Basic	$0.79	$0.57	$1.45	$1.83
Diluted	$0.79	$0.57	$1.44	$1.81
DIVIDENDS PER SHARE	$0.10	$—	$0.30	$—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$16,170	$12,047	$29,593	$38,973
Other comprehensive income, net of tax:
Unrealized gain on securities:
Change in unrealized holding gain on available for sale securities during the period, net of tax	1,583	2,261	26,099	10,050
Reclassification of gain realized through the sale of securities, net of tax	—	—	(227)	(668)
Change in fair value of cash flow hedge, net of tax	64	—	(1,181)	—
Total other comprehensive income, net of tax	1,647	2,261	24,691	9,382
Comprehensive income	$17,817	$14,308	$54,284	$48,355

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT JUNE 30, 2019	21,147,179	$21,147	$541,979	$137,342	$4,233	$704,701
Net income				12,047		12,047
Other comprehensive income					2,261	2,261
Common stock issued in connection with the exercise of stock options and restricted stock awards	20,590	21	475			496
Repurchase of common stock	(430,990)	(431)	(13,555)			(13,986)
Stock based compensation expense			789			789
BALANCE AT SEPTEMBER 30, 2019	20,736,779	$20,737	$529,688	$149,389	$6,494	$706,308

BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143
Net income				16,170		16,170
Other comprehensive income					1,647	1,647
Cash dividends declared, $0.10 per share				(2,027)		(2,027)
Common stock issued in connection with the exercise of stock options and restricted stock awards	13,794	14	243			257
Stock based compensation expense			863			863
BALANCE AT SEPTEMBER 30, 2020	20,444,630	$20,445	$516,151	$186,866	$29,591	$753,053

BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				38,973		38,973
Other comprehensive income					9,382	9,382
Common stock issued in connection with the exercise of stock options and restricted stock awards	160,640	160	1,402			1,562
Repurchase of common stock	(1,361,601)	(1,361)	(45,794)			(47,155)
Stock based compensation expense			2,277			2,277
BALANCE AT SEPTEMBER 30, 2019	20,736,779	$20,737	$529,688	$149,389	$6,494	$706,308

BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				29,593		29,593
Other comprehensive income					24,691	24,691
Cash dividends declared, $0.30 per share				(6,102)		(6,102)
Common stock issued in connection with the exercise of stock options and restricted stock awards	165,148	165	1,562			1,727
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			2,581			2,581
BALANCE AT SEPTEMBER 30, 2020	20,444,630	$20,445	$516,151	$186,866	$29,591	$753,053

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,593	$38,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,666	5,865
Provision for loan losses	23,006	5,006
Deferred income tax benefit	(5,123)	(784)
Net amortization of premium on investments	2,498	2,613
Excess tax benefit from stock based compensation	(65)	(105)
Bank owned life insurance income	(438)	(467)
Net accretion of discount on loans	(2,227)	(7,112)
Net amortization of discount on subordinated debt	84	83
Net accretion of discount on certificates of deposit	(295)	(287)
Loss (gain) on sale or write-downs of other real estate and other repossessed assets	4,323	(71)
Net gain on sale of securities	(287)	(846)
Federal Home Loan Bank stock dividends	(170)	(332)
Stock based compensation expense	2,581	2,277
Net change in operating leases	1,947	1,467
(Increase) decrease in accrued interest receivable and other assets	(21,070)	1,340
(Decrease) increase in accrued interest payable and other liabilities	(2,397)	7,143
Net cash provided by operating activities	37,626	54,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	3,548,616	2,245,919
Proceeds from sales of available for sale securities	30,790	149,366
Purchase of available for sale securities	(3,839,758)	(2,401,762)
Net change in total loans	(687,460)	(135,197)
Purchase of bank premises and equipment	(5,520)	(12,279)
Proceeds from sale of bank premises, equipment and other real estate	4,027	—
Net purchases of Federal Home Loan Bank stock	(3,304)	(2,865)
Net cash paid for the LoweryBank branch acquisition	—	(32,867)
Net cash used in investing activities	(952,609)	(189,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	520,468	4,659
Net increase in interest-bearing deposits	329,092	214,828
Net change in other borrowed funds	65,000	(99,992)
Net increase in borrowings under credit agreement	15,000	34,000
Proceeds from subordinated notes issuance	—	58,692
Dividends paid to common shareholders	(6,102)	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	1,727	1,562
Repurchase of common stock	(9,302)	(47,155)
Net cash provided by financing activities	915,883	166,594
NET CHANGE IN CASH AND CASH EQUIVALENTS	900	31,672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	346,248	268,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,148	$300,619
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5,800	$8,000
Interest paid	32,178	37,645
Cash paid for operating lease liabilities	2,438	2,713
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$2,221	$13,277
Loans transferred to other real estate	539	7,703
Other real estate transferred to loans	2,315	—

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 28 full-service bank offices in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 27 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of September 30, 2020. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Impact of COVID-19

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure or limited service capacity of many businesses and the implementation of social distancing and sheltering-in-place policies has and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.

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

For loans subject to the deferral program, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were generally moved to the end of the loan. Under these terms, during the nine months ended September 30, 2020, the Company granted 2,007 initial principal and interest deferrals on outstanding loan balances of $1.15 billion at September 30, 2020 with associated accrued interest of $16.1 million. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. Of the initial deferrals, 242 loans with outstanding loan balances of $219.6 million with associated accrued interest of $3.4 million, as of September

30, 2020 had been granted additional deferrals. These deferrals were generally no more than 90 days in duration. As of September 30, 2020, 286 loans with outstanding loan balances of $237.0 million remained on deferral.

Additionally, the Bank is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. As of September 30, 2020, the Company had funded 6,334 PPP loans totaling $710.2 million under the allocation approved by Congress.

The Company identified several loan portfolio categories that it considered to be most “at-risk” from the COVID-19 pandemic, such as, oil and gas, hotel, and restaurants and bars with outstanding loan balances, excluding PPP loans, of $74.0 million, $133.8 million and $117.1 million at September 30, 2020, respectively.  The Company’s exposure to the oil and gas industry was less than 2.0% of total loans at September 30, 2020 and it does not participate in exploration and production or reserve-based lending; however, the industry is vital to the Houston region and the indirect effects could be significant. The Company considers these “at-risk” portfolios to be the most vulnerable to financial difficulties and risks from business disruptions caused by the pandemic spread mitigation efforts. Due to the uncertainty in the economy and potential impacts from unemployment as a result of COVID-19 and the volatility of crude oil prices, the impact could extend to the Company’s securities portfolio, income taxes, other real estate owned and goodwill and intangibles among other items, although the impact is dependent on future events which are highly uncertain and cannot be predicted at this time.

Due to the COVID-19 pandemic, the Company initiated an enhanced customer outreach effort to re-evaluate its loan grades assigned to its commercial loan portfolio during the third quarter of 2020, the results of which are reflected in the financial statement disclosures for this quarter. Effects as a result of the pandemic may continue, potentially resulting in further downgrades and additional loans being identified.

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

Derivative Instruments — In accordance with ASC Topic 815, “Derivatives and Hedging”, derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change. The derivative is carried on the balance sheet in other liabilities. The Company’s derivative contract has been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income. The Company prepared written hedge documentation for the derivative that is designated as a hedge. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be effective.

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

New Accounting Standards

Adoption of New Accounting Standards

ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. In response to COVID-19, new GAAP guidance was issued whereby, subject to certain restrictions, loan modifications may not be subject to classification as TDRs. Upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. During the nine months ended September 30, 2020, the Company granted 2,007 initial principal and interest deferrals on outstanding loan balances of $1.15 billion, as of September 30, 2020. Of the initial deferrals, 242 loans with outstanding loan balances of $219.6 million had been granted additional deferrals upon request and after meeting certain conditions, as of September 30, 2020. As of September 30, 2020, 286 loans with outstanding loan balances of $237.0 million remained on deferral.

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

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments are applied on a prospective basis and the impact from the accounting guidance is highly dependent on changes in financial markets and future events.  The Company will monitor indicators of goodwill impairment on a quarterly basis and will record impairment if it is determined to have occurred.

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

Newly Issued But Not Yet Effective Accounting Standards

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  In March 2020, the FASB issued Accounting Standards Update 2020-04, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the transition away from LIBOR for its loan and other financial instruments.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other things, ASU 2016-13 (“CECL”) requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, CECL amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, the CARES Act includes an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company expects to adopt CECL as of January 1, 2020 after the deferral period ends. Due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market, the Company has delayed its implementation of CECL and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The Company will continue to perform and enhance CECL model operations parallel with the incurred loss model throughout 2020, or until adoption.

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

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	223,642	21,876
Amortization	—	(2,969)
Balance as of September 30, 2020	$223,642	$18,907

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $61 thousand measurement period adjustment recorded during the first quarter 2019 related to the Post Oak Bank acquisition.

The Company performs its annual evaluation of goodwill impairment of Allegiance Bancshares, Inc., the sole reporting unit, in the fourth quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The Company has one reporting unit. Due to the effects that the COVID-19 pandemic continues to have on the economy and the movement of the Company’s stock price, the Company performed a quantitative goodwill impairment analysis and determined that goodwill was not impaired as of September 30, 2020. If adverse economic conditions or declines in the Company’s stock price are sustained, further quantitative and qualitative analysis could result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. However, such a charge would not have an impact on the Company’s liquidity, operations or regulatory capital.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2020 is as follows (dollars in thousands):

Remaining 2020	$953
2021	3,296
2022	3,003
2023	2,323
2024	2,188
Thereafter	7,144
Total	$18,907

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$26,304	$678	$—	$26,982
Municipal securities	355,565	29,617	(228)	384,954
Agency mortgage-backed pass-through securities	100,078	3,871	(45)	103,904
Agency collateralized mortgage obligations	79,765	4,302	(71)	83,996
Corporate bonds and other	62,626	1,174	(335)	63,465
Total	$624,338	$39,642	$(679)	$663,301

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of September 30, 2020, the Company’s management did not expect to sell any securities classified as available for sale with material unrealized losses, and the Company believes it is more likely than not it will not be required to sell any of these securities before their anticipated recovery, at which time the Company will receive full value for the securities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2020, management believed the unrealized losses in the previous table are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and fair value of investment securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$4,415	$4,419
Due after one year through five years	11,508	11,986
Due after five years through ten years	102,340	106,109
Due after ten years	326,232	352,887
Subtotal	444,495	475,401
Agency mortgage-backed pass through and collateralized mortgage obligation securities	179,843	187,900
Total	$624,338	$663,301

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Agency mortgage-backed pass-through securities	$7,930	$(45)	$—	$—	$7,930	$(45)
Agency collateralized mortgage obligations	15,713	(32)	4,356	(39)	20,069	(71)
Municipal securities	31,893	(228)	—	—	31,893	(228)
Corporate bonds and other	16,571	(335)	—	—	16,571	(335)
Total	$72,107	$(640)	$4,356	$(39)	$76,463	$(679)

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$22,295	$(239)	$436	$(4)	$22,731	$(243)
Agency mortgage-backed pass-through securities	20,792	(155)	4,369	(59)	25,161	(214)
Agency collateralized mortgage obligations	22,340	(208)	—	—	22,340	(208)
Municipal securities	9,514	(116)	—	—	9,514	(116)
Corporate bonds and other	5,492	(14)	—	—	5,492	(14)
Total	$80,433	$(732)	$4,805	$(63)	$85,238	$(795)

 There were no securities sold during the three months ended September 30, 2020. The Company sold $30.8 million and had calls of $7.1 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the nine months ended September 30, 2020. The Company sold $149.4 million of securities and recorded gross gains of $1.4 million and gross losses of $576 thousand for a net gain of $846 thousand during the three and nine months ended September 30, 2019.  At September 30, 2020 and December 31, 2019, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $20.7 million at September 30, 2020 and $24.3 million at December 31, 2019, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$650,634	$689,360
Mortgage warehouse	—	8,304
Paycheck Protection Program (PPP)	710,234	—
Real estate:
Commercial real estate (including multi-family residential)	1,971,228	1,873,782
Commercial real estate construction and land development	376,877	410,471
1-4 family residential (including home equity)	716,565	698,957
Residential construction	148,056	192,515
Consumer and other	18,768	41,921
Total loans	4,592,362	3,915,310
Allowance for loan losses	(48,698)	(29,438)
Loans, net	$4,543,664	$3,885,872

Acquired Loans

PCI loans

The Company has loans that were acquired and for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at September 30, 2020 and December 31, 2019 are presented in the table below:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Outstanding balance	$15,195	$16,589
Less: Discount	(1,970)	(2,414)
Less: Allowance	(1,381)	(259)
Recorded investment	$11,844	$13,916

 Acquired loans were recorded through acquisition accounting without an allowance. There was an allocation of $1.4 million in the allowance for loan losses relating to PCI loans at September 30, 2020.

Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2020 and 2019 were deemed immaterial.

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment, defined as the unpaid principal balance, in past due loans, segregated by class of loans, is as follows:

	September 30, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,793	$—	$3,793	$13,171	$633,670	$650,634
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	710,234	710,234
Real estate:
Commercial real estate (including multi-family residential)	2,419	—	2,419	15,849	1,952,960	1,971,228
Commercial real estate construction and land development	1,433	—	1,433	3,085	372,359	376,877
1-4 family residential (including home equity)	8,722	—	8,722	4,263	703,580	716,565
Residential construction	3,150	—	3,150	876	144,030	148,056
Consumer and other	392	—	392	684	17,692	18,768
Total loans	$19,909	$—	$19,909	$37,928	$4,534,525	$4,592,362

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,098	$—	$3,098	$8,388	$677,874	$689,360
Mortgage warehouse	—	—	—	—	8,304	8,304
Real estate:
Commercial real estate (including multi-family residential)	4,421	—	4,421	6,741	1,862,620	1,873,782
Commercial real estate construction and land development	66	—	66	9,050	401,355	410,471
1-4 family residential (including home equity)	1,598	—	1,598	3,294	694,065	698,957
Residential construction	564	—	564	746	191,205	192,515
Consumer and other	254	—	254	152	41,515	41,921
Total loans	$10,001	$—	$10,001	$28,371	$3,876,938	$3,915,310

Impaired Loans

Impaired loans by class of loans are set forth in the following tables.

	As of September 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,627	$5,771	$—
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,835	12,835	—
Commercial real estate construction and land development	3,085	3,085	—
1-4 family residential (including home equity)	1,623	1,623	—
Residential construction	876	1,053	—
Consumer and other	53	53	—
Total	24,099	24,420	—
With an allowance recorded:
Commercial and industrial	12,933	13,328	5,428
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	13,498	13,498	2,801
Commercial real estate construction and land development	3,342	3,342	216
1-4 family residential (including home equity)	1,834	1,834	124
Residential construction	—	—	—
Consumer and other	520	520	276
Total	32,127	32,522	8,845
Total:
Commercial and industrial	18,560	19,099	5,428
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,333	26,333	2,801
Commercial real estate construction and land development	6,427	6,427	216
1-4 family residential (including home equity)	3,457	3,457	124
Residential construction	876	1,053	—
Consumer and other	573	573	276
	$56,226	$56,942	$8,845

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$5,721	$6,136	$—
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	19,478	19,558	—
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	208	208	—
Consumer and other	38	38	—
Total	27,445	27,940	—
With an allowance recorded:
Commercial and industrial	7,812	7,286	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,335	5,335	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	—	—	—
Residential construction	537	537	66
Consumer and other	26	26	26
PCI	2,039	2,959	659
Total	27,891	28,285	6,775
Total:
Commercial and industrial	13,533	13,422	3,480
Mortgage warehouse	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	24,813	24,893	459
Commercial real estate construction and land development	12,142	12,142	2,085
1-4 family residential (including home equity)	2,000	2,000	—
Residential construction	745	745	66
Consumer and other	64	64	26
PCI	2,039	2,959	659
	$55,336	$56,225	$6,775

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$19,109	$128	$12,268	$94
Mortgage warehouse	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,326	63	18,762	86
Commercial real estate construction and land development	6,440	65	12,005	52
1-4 family residential (including home equity)	3,498	—	1,609	—
Residential construction	887	—	—	—
Consumer and other	580	2	91	1
Total	$56,840	$258	$44,735	$233

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$19,770	$292	$12,265	$261
Mortgage warehouse	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	26,513	370	19,453	279
Commercial real estate construction and land development	6,308	162	10,263	140
1-4 family residential (including home equity)	3,540	6	1,641	4
Residential construction	811	—	—	—
Consumer and other	590	3	96	—
Total	$57,532	$833	$43,718	$684

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including factors such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans by credit risk. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk ratings to be used as credit quality indicators. Due to the COVID-19 pandemic, the Company initiated an enhanced customer outreach effort to re-evaluate its loan grades assigned to its commercial loan portfolio during the third quarter of 2020, the results of which are reflected in the disclosures below. Effects as a result of the pandemic may continue, potentially resulting in further downgrades and additional loans being identified.

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

Based on the most recent analysis performed, the risk category of loans by class of loan at their recorded investment at September 30, 2020 is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$563,375	$31,973	$23,748	$31,395	$143	$650,634
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	710,234	—	—	—	—	710,234
Real estate:
Commercial real estate (including multi-family residential)	1,638,276	192,413	78,725	61,814	—	1,971,228
Commercial real estate construction and land development	335,865	32,436	3,108	5,468	—	376,877
1-4 family residential (including home equity)	651,583	36,696	18,444	9,842	—	716,565
Residential construction	141,319	3,614	2,247	876	—	148,056
Consumer and other	17,487	297	281	703	—	18,768
Total loans	$4,058,139	$297,429	$126,553	$110,098	$143	$4,592,362

The following table presents the risk category of loans by class of loan at December 31, 2019:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$641,696	$14,170	$9,121	$24,295	$78	$689,360
Mortgage warehouse	8,304	—	—	—	—	8,304
Real estate:
Commercial real estate (including multi-family residential)	1,775,789	47,762	9,289	40,942	—	1,873,782
Commercial real estate construction and land development	388,151	9,583	639	12,098	—	410,471
1-4 family residential (including home equity)	669,288	15,798	5,844	8,027	—	698,957
Residential construction	189,209	2,560	—	746	—	192,515
Consumer and other	41,355	6	358	202	—	41,921
Total loans	$3,713,792	$89,879	$25,251	$86,310	$78	$3,915,310

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio type for the three and nine months ended September 30, 2020 and 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Three Months Ended
Balance June 30, 2020	$13,367	$—	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642
Provision for loan losses	(126)	—	—	2,453	(379)	(349)	(471)	219	1,347

Charge-offs	(350)	—	—	—	(71)	—	—	—	(421)
Recoveries	122	—	—	8	—	—	—	—	130
Net charge-offs	(228)	—	—	8	(71)	—	—	—	(291)
Balance September 30, 2020	$13,013	$—	$—	$23,350	$3,415	$7,193	$1,332	$395	$48,698

Nine Months Ended
Balance December 31, 2019	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	5,256	—	—	12,309	1,335	3,556	275	275	23,006

Charge-offs	(1,442)	—	—	(137)	(2,341)	(215)	—	—	(4,135)
Recoveries	381	—	—	8	—	—	—	—	389
Net charge-offs	(1,061)	—	—	(129)	(2,341)	(215)	—	—	(3,746)
Balance September 30, 2020	$13,013	$—	$—	$23,350	$3,415	$7,193	$1,332	$395	$48,698

Allowance for loan losses:
Three Months Ended
Balance June 30, 2019	$8,255	$—	$—	$12,940	$2,257	$3,376	$1,004	$108	$27,940
Provision for loan losses	1,322	—	—	613	(222)	608	247	29	2,597

Charge-offs	(769)	—	—	—	(44)	—	—	—	(813)
Recoveries	84	—	—	—	—	—	—	—	84
Net charge-offs	(685)	—	—	—	(44)	—	—	—	(729)
Balance September 30, 2019	$8,892	$—	$—	$13,553	$1,991	$3,984	$1,251	$137	$29,808

Nine Months Ended
Balance December 31, 2018	$8,351	$—	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	1,668	—	—	1,729	(689)	2,037	211	50	5,006

Charge-offs	(1,357)	—	—	(80)	(44)	(295)	—	(8)	(1,784)
Recoveries	230	—	—	3	—	—	—	22	255
Net charge-offs	(1,127)	—	—	(77)	(44)	(295)	—	14	(1,529)
Balance September 30, 2019	$8,892	$—	$—	$13,553	$1,991	$3,984	$1,251	$137	$29,808

The following table presents the balance of the allowance for loan losses by portfolio type based on the impairment method as of September 30, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses related to:
September 30, 2020
Individually evaluated for impairment	$5,428	$—	$—	$2,801	$216	$124	$—	$276	$8,845
Collectively evaluated for impairment	7,585	—	—	20,549	3,199	7,069	1,332	119	39,853
Total allowance for loan losses	$13,013	$—	$—	$23,350	$3,415	$7,193	$1,332	$395	$48,698

December 31, 2019
Individually evaluated for impairment	$4,139	$—	$—	$459	$2,085	$—	$66	$26	$6,775
Collectively evaluated for impairment	4,679	—	—	10,711	2,336	3,852	991	94	22,663
Total allowance for loan losses	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438

The following table presents the recorded investment in loans held for investment by portfolio type based on the impairment method as of September 30, 2020 and December 31, 2019:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2020
Individually evaluated for impairment	$18,560	$—	$—	$26,333	$6,427	$3,457	$876	$573	$56,226
Collectively evaluated for impairment	632,074	—	710,234	1,944,895	370,450	713,108	147,180	18,195	4,536,136
Total loans evaluated for impairment	$650,634	$—	$710,234	$1,971,228	$376,877	$716,565	$148,056	$18,768	$4,592,362

December 31, 2019
Individually evaluated for impairment	$15,572	$—	$—	$24,813	$12,142	$2,000	$745	$64	$55,336
Collectively evaluated for impairment	673,788	8,304	—	1,848,969	398,329	696,957	191,770	41,857	3,859,974
Total loans evaluated for impairment	$689,360	$8,304	$—	$1,873,782	$410,471	$698,957	$192,515	$41,921	$3,915,310

Troubled Debt Restructurings

As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $32.1 million and $28.9 million, respectively. The Company allocated $6.8 million and $3.2 million of specific reserves for troubled debt restructurings at September 30, 2020 and December 31, 2019.

The following table presents information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	5	$1,133	$1,133	4	$1,502	$1,502
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	1,983	1,983	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	1,081	1,081	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	9	$4,197	$4,197	4	$1,502	$1,502

	Nine Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	16	$3,137	$3,137	11	$2,069	$2,069
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	3	1,983	1,983	1	303	303
Commercial real estate construction and land development	1	830	830	—	—	—
1-4 family residential (including home equity)	4	2,021	2,021	1	396	396
Residential construction	—	—	—	—	—	—
Consumer and other	1	30	30	1	38	38
Total	25	$8,001	$8,001	14	$2,806	$2,806

Troubled debt restructurings resulted in $632 thousand of charge-offs during the nine months ended September 30, 2020 and $251 thousand of charge-offs during the nine months ended September 30, 2019.

There was one loan for $22 thousand modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2020.  As of September 30, 2019, seven loans for a total of $4.7 million were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2019. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, the Company added $8.0 million in new troubled debt restructurings, of which $6.7 million was still outstanding on September 30, 2020. During the nine months ended September 30, 2019, the Company added $2.8 million in new troubled debt restructurings, of which $2.7 million was still outstanding on September 30, 2019.

In working with customers adversely affected by the COVID-19 pandemic, the Company implemented a payment deferral program where customers meeting certain conditions were able to request payment deferrals that were not considered troubled debt restructurings. During the nine months ended September 30, 2020, the Company granted 2,007 initial principal and interest deferrals on outstanding loan balances of $1.15 billion at September 30, 2020 with associated accrued interest of $16.1 million. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. Of the initial deferrals, 242 loans with outstanding loan balances of $219.6 million with associated accrued interest of $3.4 million, as of September 30, 2020 had been granted additional deferrals.  These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. While the modifications themselves did not trigger a downgrade, if the impact of COVID-19 continues, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of September 30, 2020 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$650,634	$123,996	10.8%	$19,681	9.0%	$26,061	11.0%
Mortgage warehouse	—	—	0.0%	—	0.0%	—	0.0%
Paycheck Protection Program (PPP)	710,234	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,971,228	791,323	68.7%	166,509	75.8%	169,875	71.6%
Commercial real estate construction and land development	376,877	102,537	8.9%	17,041	7.7%	22,219	9.4%
1-4 family residential (including home equity)	716,565	125,063	10.8%	15,132	6.9%	17,599	7.4%
Residential construction	148,056	7,654	0.7%	1,139	0.5%	1,139	0.5%
Consumer and other	18,768	1,112	0.1%	140	0.1%	142	0.1%
Total loans	$4,592,362	$1,151,685	100.0%	$219,642	100.0%	$237,035	100.0%

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2020 and 2019.

At September 30, 2020, the Company had 14 leases consisting of branch locations and office space along with equipment. On the September 30, 2020 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the third quarter 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at the dates indicated is as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$11,455	$11,180
Operating lease liability classified as other liabilities	11,714	11,477
Weighted average lease term, in years	5.74	5.53
Weighted average discount rate	2.85%	3.19%

Lease costs for the dates indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income Statement:
Operating lease cost	$839	$734	$2,422	$2,281
Short-term lease cost	14	132	64	506
Sublease income	(18)	(18)	(48)	(54)
Total operating lease costs	$835	$848	$2,438	$2,733

A maturity analysis of the Company’s lease liabilities is as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease payments due:
Within one year	$2,948	$2,867
After one but within two years	2,708	2,608
After two but within three years	1,916	2,204
After three but within four years	1,617	1,596
After four but within five years	913	1,131
After five years	2,571	2,162
Total lease payments	12,673	12,568
Discount on cash flows	959	1,091
Total lease liability	$11,714	$11,477

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$347,148	$347,148	$—	$—	$347,148
Available for sale securities	663,301	—	663,301	—	663,301
Loans held for investment, net of allowance	4,543,664	—	—	4,528,496	4,528,496
Accrued interest receivable	36,996	2	4,504	32,490	36,996
Financial liabilities
Deposits	$4,917,366	$—	$4,934,061	$—	$4,934,061
Interest rate swap	1,495	—	1,495	—	1,495
Accrued interest payable	3,082	—	3,082	—	3,082
Borrowed funds	155,512	—	157,413	—	157,413
Subordinated debt	108,191	—	108,600	—	108,600

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$346,248	$346,248	$—	$—	$346,248
Available for sale securities	372,545	—	372,545	—	372,545
Loans held for investment, net of allowance	3,885,872	—	—	3,918,210	3,918,210
Accrued interest receivable	15,468	13	1,783	13,672	15,468
Financial liabilities
Deposits	$4,068,101	$—	$4,073,031	$—	$4,073,031
Accrued interest payable	4,326	—	4,326	—	4,326
Borrowed funds	75,503	—	83,302	—	83,302
Subordinated debt	107,799	—	109,607	—	109,607

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,982	$—	$26,982
Municipal securities	—	384,954	—	384,954
Agency mortgage-backed pass-through securities	—	103,904	—	103,904
Agency collateralized mortgage obligations	—	83,996	—	83,996
Corporate bonds and other	—	63,465	—	63,465
Total available for sale securities	$—	$663,301	$—	$663,301

Financial liabilities
Interest rate swap	$—	$1,495	$—	$1,495

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$29,475	$—	$29,475
Municipal securities	—	87,537	—	87,537
Agency mortgage-backed pass-through securities	—	106,168	—	106,168
Agency collateralized mortgage obligations	—	107,342	—	107,342
Corporate bonds and other	—	42,023	—	42,023
Total available for sale securities	$—	$372,545	$—	$372,545

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019. There were no transfers between levels during the nine months ended September 30, 2020 or 2019.

The following table presents certain assets measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	As of September 30, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$7,505
Commercial real estate (including multi- family residential)	—	—	10,697
Commercial real estate construction and land development	—	—	3,126
1-4 family residential (including home equity)	—	—	1,710
Residential construction	—	—	—
Consumer and other	—	—	244
Other real estate owned	—	—	8,876
	$—	$—	$32,158

	As of December 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,332
Commercial real estate (including multi- family residential)	—	—	4,876
Commercial real estate construction and land development	—	—	10,057
Residential construction	—	—	471
PCI	—	—	1,380
Other real estate owned	—	—	8,337
	$—	$—	$29,453

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

During the nine months ended September 30, 2020 and the year ended December 31, 2019, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses. At September 30, 2020, the total reported fair value of impaired loans of $23.3 million based on collateral valuations utilizing Level 3 valuation inputs had a recorded investment of $32.1 million that was reduced by specific allowance allocations totaling $8.8 million. At December 31, 2019, the total reported fair value of impaired loans of $21.1 million based on collateral valuations utilizing Level 3 valuation inputs had a recorded investment of $27.9 million that was reduced by specific allowance allocations totaling $6.8 million.

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

At September 30, 2020, the $8.9 million balance of other real estate owned consisted of three foreclosed commercial real estate properties and one foreclosed residential property recorded as a result of obtaining the physical possession of the property.  The Company had $8.3 million of other real estate owned at December 31, 2019 consisting primarily of foreclosed commercial real estate properties and one foreclosed residential property recorded as a result of obtaining physical possession of the property.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at September 30, 2020 and December 31, 2019 were $616.6 million and $485.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$868,945
After one but within two years	216,527
After two but within three years	91,288
After three but within four years	40,462
After four but within five years	34,937
Total	$1,252,159

The Company had $418.8 million and $263.5 million of brokered deposits as of September 30, 2020 and December 31, 2019, respectively. There were no concentrations of deposits with any one depositor at September 30, 2020 and December 31, 2019.

9. DERIVATIVE INSTRUMENTS

During the second quarter of 2020, the Company entered into a financial derivative.  Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converts the LIBOR-based variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company’s cash flow hedge relationship as of September 30, 2020 is as follows:

	Balance Sheet Location	Weighted Average Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	Other liabilities	4.52	0.64%	3 month LIBOR	$100,000	$(1,495)

The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the three and nine months ended September 30, 2020 and 2019 were as follows, net of tax:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$64	$—	$(1,181)	$—

The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedge at September 30, 2020 to continue to be effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. At September 30, 2020, the Company expected $86 thousand of the unrealized loss to be reclassified as interest expense during the next twelve months. Gains/losses totaling $68 thousand, net of tax, were reclassified from accumulated other comprehensive income into net income during the three and nine months ended September 30, 2020.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2020, the Company had a total borrowing capacity of $1.94 billion, of which $1.51 billion was available and $427.6 million was outstanding. FHLB advances of $140.0 million were outstanding at September 30, 2020, at a weighted average interest rate of 1.19%.  Letters of credit were $287.7 million at September 30, 2020, of which $29.8 million will expire during the remaining months of 2020, $204.7 million will expire in 2021 and $53.2 million will expire in 2022.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At September 30, 2020, the balance of the revolving credit agreement was $15.6 million.  The credit agreement contains certain restrictive covenants. At September 30, 2020, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at September 30, 2020, and is paid quarterly.

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at September 30, 2020 of $9.6 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2020, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2020 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2020 was 0.23689%.
(2)	All debentures are currently callable.

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

12. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2020, income tax expense was $3.7 million and $6.6 million, respectively, compared with $3.1 million and $9.9 million, respectively, for the three and nine months ended September 30, 2019.  The effective income tax rate for the three and nine months ended September 30, 2020 was 18.5% and 18.2%, respectively, compared to 20.3% and 20.2%, respectively, for the three and nine months ended September 30, 2019.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the three and nine months ended September 30, 2020. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2016.

13. STOCK BASED COMPENSATION

At September 30, 2020, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $863 thousand and $2.6 million for the three and nine months ended September 30, 2020, respectively, and $789 thousand and $2.3 million for the three and nine months ended September 30, 2019, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of September 30, 2020. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the nine months ended September 30, 2020 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2020	616	$19.90	4.00	$10,904
Options granted	—	—
Options exercised	(116)	15.59
Options forfeited	(3)	23.44
Options outstanding, September 30, 2020	497	$20.86	3.59	$1,249
Options vested and exercisable, September 30, 2020	480	$20.27	3.47	$1,487

As of September 30, 2020, there was $164 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.72 years.

Restricted Stock Awards

During the nine months ended September 30, 2020, the Company issued 61,509 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2020 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2020	167	$36.23
Share awards granted	62	22.55
Share awards vested	(36)	33.77
Unvested share awards forfeited or cancelled	(9)	37.96
Nonvested share awards outstanding, September 30, 2020	184	$32.04

As of September 30, 2020, there was $4.9 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.47 years.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  The Company awarded 34,628 PSUs in 2019 and 46,243 in 2020.  At September 30, 2020, there was $1.4 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.10 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$669,321	$509,292	$507,411	$531,470
Standby letters of credit	10,668	7,595	10,843	4,309
Total	$679,989	$516,887	$518,254	$535,779

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.35% to 8.25% with a weighted average maturity and rate of 2.69 years and 5.09%, respectively. As of December 31, 2019, the funded fixed rate loan commitments had interest rates ranging from 1.95% to 8.40% with a weighted average maturity and rate of 3.59 years and 5.32%, respectively.

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

15. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in on January 1, 2019 when the capital conservation buffer reached 2.5%.  Management believes as of September 30, 2020 and December 31, 2019 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of September 30, 2020 and December 31, 2019:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2020
Total Capital (to risk weighted assets)	$637,803	15.56%	$328,020	8.00%	$430,526	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	480,913	11.73%	184,511	4.50%	287,017	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	490,523	11.96%	246,015	6.00%	348,521	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	490,523	8.70%	225,483	4.00%	225,483	4.00%	N/A	N/A
As of December 31, 2019
Total Capital (to risk weighted assets)	$596,684	14.83%	$321,775	8.00%	$422,330	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	459,447	11.42%	180,999	4.50%	281,553	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	468,972	11.66%	241,331	6.00%	341,886	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	468,972	10.02%	187,146	4.00%	187,146	4.00%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2020
Total Capital (to risk weighted assets)	$631,309	15.41%	$327,792	8.00%	$430,227	10.50%	$409,740	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	542,898	13.25%	184,383	4.50%	286,818	7.00%	266,331	6.50%
Tier 1 Capital (to risk weighted assets)	542,898	13.25%	245,844	6.00%	348,279	8.50%	327,792	8.00%
Tier 1 Capital (to average tangible assets)	542,898	9.64%	225,365	4.00%	225,365	4.00%	281,706	5.00%
As of December 31, 2019
Total Capital (to risk weighted assets)	$578,425	14.39%	$321,556	8.00%	$422,043	10.50%	$401,945	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	509,372	12.67%	180,875	4.50%	281,362	7.00%	261,265	6.50%
Tier 1 Capital (to risk weighted assets)	509,372	12.67%	241,167	6.00%	341,654	8.50%	321,556	8.00%
Tier 1 Capital (to average tangible assets)	509,372	10.89%	187,018	4.00%	187,018	4.00%	233,773	5.00%

16. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares are considered outstanding at the date of grant, accounted for as participating securities and included in basic and diluted weighted average common shares outstanding. Performance share units that vest based on the Company’s performance and service conditions that have not been achieved as of the end of the period are not included in basic and diluted weighted average common shares outstanding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$16,170		$12,047		$29,593		$38,973
Basic:
Weighted average shares outstanding	20,439	$0.79	20,981	$0.57	20,421	$1.45	21,321	$1.83
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	93		275		130		270
Total	20,532	$0.79	21,256	$0.57	20,551	$1.44	21,591	$1.81

Stock options for 71,990 and 51,875 shares were not considered in computing diluted earnings per common share as of September 30, 2020 and 2019, respectively, as they were antidilutive.

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
•

the effects of war or other conflicts, acts of terrorism (including cyberattacks) or other catastrophic events, including hurricanes, pandemics, storms, droughts, tornadoes and flooding, that may affect general economic conditions; and

•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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

The COVID-19 pandemic continues to place significant health, economic and other major pressure throughout the Houston region we serve, the state of Texas, the United States and the entire world. We executed on our pre-existing pandemic response plan with procedures in response to the pandemic to support the safety and well-being of our employees, customers and community that continue through the date of this report:

•     While all of our 28 bank offices generally remain open to customers, we have taken steps to address safety issues by offering in-person visits by appointment, added social distancing markers and plexiglass and are encouraging most of our traffic to leverage our drive-thrus, following the guidelines of the Centers for Disease Control and Prevention (CDC).

•    We are encouraging the use of available eBanking tools and financial education resources.

•	We have provided extensions and deferrals to our loan customers who were not 30 days past due.

•

We are actively participating in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provided government guaranteed and forgivable loans. Through September 30, 2020, we funded 6,334 loans totaling in excess of $710.2 million. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

•	•

Our team is at full-strength with some employees utilizing the work-from-home program implemented pursuant to the pre-existing pandemic plan.

•We are working to ensure the health and safety of our in-office teams with split team rotations, providing CDC-recommended supplies and implementing additional routine cleaning measures to all offices and departments.

Additionally, we recorded an increased provision for the nine months ended September 30, 2020 driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices, and further increases may be necessary. We continue to closely monitor this pandemic and its effects and expect to continue to adjust our operations in response to the pandemic as the situation evolves.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that is established through charges to income in the form of a provision for loan losses. The amount of the allowance for loan losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for loan losses charged to income that increase the allowance. Our allowance could lack comparability to those institutions that have implemented CECL.

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

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually during the fourth quarter for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

As of September 30, 2020, we considered the effect that the COVID-19 pandemic continued to have on the economy and the movement of our stock price as triggering events and performed a quantitative analysis to assess whether or not goodwill was impaired. The analysis estimated the fair value of the reporting unit to be $761.2 million and concluded that goodwill was not impaired at September 30, 2020.

Our quantitative impairment analysis involves incorporating assumptions to determine the estimated fair value of the reporting unit. To arrive at a conclusion of fair value, we utilized both the income approach and the market approach valuation methodologies and then applied weighting factors to each approach. Weighting factors represent our best business judgment of the weightings a market participant would utilize in arriving at fair value of the reporting unit. In performing the analysis, the Company made numerous assumptions with respect to industry performance, Company business performance, changes in working capital estimates, externally sourced bank peer group market multiples, economic and market conditions and various other matters, all of which require significant management judgment and are highly subjective. Internal management projections related to performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period. The analysis performed and the assumptions that are incorporated into the analysis reflect the best currently available estimates and judgments as to the expected future financial performance of the reporting unit. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

Even though we determined that there was no goodwill impairment at September 30, 2020, the lingering economic effects of COVID-19 in the market in which we operate, a sustained decline in the value of our stock price as well as values of other financial institutions, higher than projected credit losses, declines in revenue beyond our current forecasts or significant adverse changes in the operating environment for the financial industry may adversely impact our estimate of the fair value of the reporting unit. Any of these factors could result in future impairments and those impairments could be significant.

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

Results of Operations

Net income was $16.2 million, or $0.79 per diluted share, for the third quarter 2020 compared to $12.0 million, or $0.57 per diluted share, for the third quarter 2019. The third quarter 2020 results were impacted by the other real estate write-downs of $1.9 million partially offset by increased net interest income.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.09%, 8.59% and 12.72%, respectively, compared to 0.98%, 6.73% and 10.33%, respectively, for the three months ended September 30, 2020 and 2019, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 60.58% for the third quarter 2020 from 62.88% for the third quarter 2019.  The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net income was $29.6 million, or $1.44 per diluted share, for the nine months ended September 30, 2020 compared to $39.0 million, or $1.81 per diluted share, for the nine months ended September 30, 2019. The nine months ended September 30, 2020 results were impacted by the write-downs in other real estate and increased provision expense in response to COVID-19-related uncertainties in the current economic environment partially offset by increased net interest income.  Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.72%, 5.43% and 8.16%, respectively, compared to 1.09%, 7.36% and 11.35%, respectively, for the nine months ended September 30, 2020 and 2019, respectively. Average return on tangible shareholders’ equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 61.67% for the nine months ended September 30, 2020 from 63.25% for the nine months ended September 30, 2019 primarily due the increase in net interest income.

Net Interest Income

Three months ended September 30, 2020 compared with three months ended September 30, 2019. Net interest income before the provision for loan losses for the three months ended September 30, 2020 was $51.9 million compared with $44.8 million for the three months ended September 30, 2019, an increase of $7.1 million, or 15.8%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest-bearing liabilities.

Interest income was $60.8 million for the three months ended September 30, 2020, an increase of $2.1 million, or 3.7%, compared with the three months ended September 30, 2019, primarily due to the increase and mix of average interest-earning asset balances.  Average securities outstanding increased $307.6 million, or 85.6% for the same period.  Average loans outstanding increased $724.1 million, or 18.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the origination of $710.2 million of PPP loans during the second and third quarters of 2020. These increases were partially offset by the decrease in the average yield on loans to 4.89% for the three months ended September 30, 2020 from 5.72% for the same period in 2019 primarily due to the impact of the lower-yielding PPP loans.  Interest income on loans also includes acquisition accounting loan discount accretion which decreased to $516 thousand during the three months ended September 30, 2020 from $1.9 million for the same period in 2019.

Interest expense was $8.9 million for the three months ended September 30, 2020, a decrease of $4.9 million, or 35.6%, compared to the three months ended September 30, 2019. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 105 basis points for the three months ended September 30, 2020 compared to 188 basis points for the same period in 2019. Average interest-bearing liabilities increased $463.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, organic deposit growth and subordinated debt.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2020 was 3.95%, a decrease of 21 basis points compared to 4.16% for the three months ended September 30, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.58% and the average rate paid on interest-bearing liabilities of 1.05% for the third quarter 2020 decreased by 85 basis points and 83 basis points, respectively, over the same period in 2019.  The impact of net acquisition accounting adjustments of $598 thousand and $2.0 million on the tax equivalent net interest margin was an increase of 4 basis points and 19 basis points for the three months ended September 30, 2020 and 2019, respectively. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended September 30, 2020 and 2019, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,594,333	$56,418	4.89%	$3,870,205	$55,790	5.72%
Securities	667,008	4,375	2.61%	359,392	2,573	2.84%
Deposits in other financial institutions	20,176	18	0.35%	55,070	302	2.17%
Total interest-earning assets	5,281,517	$60,811	4.58%	4,284,667	$58,665	5.43%
Allowance for loan losses	(47,593)			(28,593)
Noninterest-earning assets	679,750			600,004
Total assets	$5,913,674			$4,856,078

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$394,612	$392	0.40%	$332,652	$943	1.13%
Money market and savings deposits	1,409,969	1,265	0.36%	1,099,937	4,032	1.45%
Certificates and other time deposits	1,291,536	5,239	1.61%	1,269,886	6,909	2.16%
Borrowed funds	171,804	558	1.29%	158,358	1,183	2.96%
Subordinated debt	108,130	1,448	5.33%	51,607	761	5.85%
Total interest-bearing liabilities	3,376,051	$8,902	1.05%	2,912,440	$13,828	1.88%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,752,404			1,198,564
Other liabilities	36,572			35,030
Total liabilities	5,165,027			4,146,034
Shareholders' equity	748,647			710,044
Total liabilities and shareholders' equity	$5,913,674			$4,856,078

Net interest rate spread			3.53%			3.55%

Net interest income and margin(1)		$51,909	3.91%		$44,837	4.15%

Net interest income and margin (tax equivalent)(2)		$52,446	3.95%		$44,924	4.16%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended September 30, 2020 and 2019 and other applicable effective tax rates.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019. Net interest income before the provision for loan losses for the nine months ended September 30, 2020 was $147.8 million compared with $135.0 million for the nine months ended September 30, 2019, an increase of $12.8 million, or 9.5%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest-bearing liabilities.

Interest income was $178.7 million for the nine months ended September 30, 2020, an increase of $4.0 million, or 2.3%, compared with the nine months ended September 30, 2019, primarily due to the increase and mix of average interest-earning asset balances.  Average securities outstanding increased $198.3 million, or 56.3% for the same period.  Average loans outstanding increased $505.7 million, or 13.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the origination of $710.2 million of PPP loans during 2020. These increases were partially offset by the decrease in the average yield on loans to 5.18% for the nine months ended September 30, 2020 from 5.82% for the same period in 2019 primarily due to the impact of the lower-yielding PPP loans.  Interest income on loans also includes acquisition accounting loan discount accretion which decreased to $2.2 million during the nine months ended September 30, 2020 from $7.1 million for the same period in 2019.

Interest expense was $30.9 million for the nine months ended September 30, 2020, a decrease of $8.8 million, or 22.2%, compared to the nine months ended September 30, 2019. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 129 basis points for the nine months ended September 30, 2020 compared to 184 basis points for the same period in 2019. Average interest-bearing liabilities increased $319.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, organic deposit growth and subordinated debt.

Tax equivalent net interest margin for the nine months ended September 30, 2020 was 4.06%, a decrease of 21 basis points compared to 4.27% for the nine months ended September 30, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.87% and the average rate paid on interest-bearing liabilities of 1.29% for the nine months ended September 30, 2020 decreased by 64 basis points and 55 basis points, respectively, over the same period in 2019.  The impact of net acquisition accounting adjustments of $2.5 million and $7.8 million on the tax equivalent net interest margin was an increase of 7 basis points and 25 basis points for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,318,564	$167,463	5.18%	$3,812,827	$165,995	5.82%
Securities	550,405	11,019	2.67%	352,074	7,374	2.80%
Deposits in other financial institutions	29,652	233	1.05%	79,309	1,391	2.34%
Total interest-earning assets	4,898,621	$178,715	4.87%	4,244,210	$174,760	5.51%
Allowance for loan losses	(39,245)			(27,500)
Noninterest-earning assets	639,606			581,932
Total assets	$5,498,982			$4,798,642

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$370,485	$1,659	0.60%	$340,310	$3,058	1.20%
Money market and savings deposits	1,249,832	6,091	0.65%	992,349	10,158	1.37%
Certificates and other time deposits	1,262,674	17,168	1.82%	1,301,478	20,173	2.07%
Borrowed funds	210,902	1,626	1.03%	198,839	4,128	2.78%
Subordinated debt	107,998	4,390	5.43%	49,849	2,232	5.99%
Total interest-bearing liabilities	3,201,891	$30,934	1.29%	2,882,825	$39,749	1.84%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,535,107			1,179,914
Other liabilities	33,482			28,270
Total liabilities	4,770,480			4,091,009
Shareholders' equity	728,502			707,633
Total liabilities and shareholders' equity	$5,498,982			$4,798,642

Net interest rate spread			3.58%			3.67%

Net interest income and margin		$147,781	4.03%		$135,011	4.25%

Net interest income and net interest margin (tax equivalent)		$148,939	4.06%		$135,413	4.27%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the nine months ended September 30, 2020 and 2019 and other applicable effective tax rates.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$10,438	$(9,810)	$628	$22,706	$(21,238)	$1,468
Securities	2,203	(401)	1,802	4,196	(551)	3,645
Deposits in other financial institutions	(191)	(93)	(284)	(869)	(289)	(1,158)
Total increase (decrease) in interest income	12,450	(10,304)	2,146	26,033	(22,078)	3,955

Interest-bearing Liabilities:
Interest-bearing demand deposits	176	(727)	(551)	284	(1,683)	(1,399)
Money market and savings deposits	1,136	(3,903)	(2,767)	2,683	(6,750)	(4,067)
Certificates and other time deposits	117	(1,787)	(1,670)	(530)	(2,475)	(3,005)
Borrowed funds	100	(725)	(625)	267	(2,769)	(2,502)
Subordinated debt	834	(147)	687	2,621	(463)	2,158
Total increase (decrease) in interest expense	2,363	(7,289)	(4,926)	5,325	(14,140)	(8,815)
Increase (decrease) in net interest income	$10,087	$(3,015)	$7,072	$20,708	$(7,938)	$12,770

Provision for Loan Losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $48.7 million at September 30, 2020 and $29.4 million at December 31, 2019, representing 1.06% and 0.75% of total loans, respectively. We recorded a $1.3 million and $2.6 million provision for loan losses for the three months ended September 30, 2020 and 2019, respectively, and recorded a $23.0 million and $5.0 million provision for loan losses for the nine months ended September 30, 2020 and 2019, respectively. The increase in the provision for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices.

Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, losses given existing defaults and recovery rates. Loans acquired from Post Oak and LoweryBank were initially recorded at fair value and no corresponding allowance for loan losses was recorded for these loans at acquisition date. We recognized a discount on the acquired loans, a portion of which will be prospectively accreted, increasing our basis in such loans. At September 30, 2020, the balance of the acquisition accounting loan discount was $3.0 million.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, nonsufficient funds fees, and debit card and ATM card income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended September 30, 2020 compared with three months ended September 30, 2019. Noninterest income totaled $1.9 million for the three months ended September 30, 2020 compared with $2.9 million for the same period in 2019, a decrease of $1.0 million, or 36.0%, primarily due lower transactional fee income and significantly lower correspondent bank rebates as a result of the decline in the earnings credit rate.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019. Noninterest income totaled $6.1 million for the nine months ended September 30, 2020 compared with $10.0 million for the same period in 2019, a decrease of $3.9 million, or 38.8%, primarily due to the decrease in rebates from correspondent bank as a result of the decline in the earnings credit rate, losses on sales of other real estate owned and a decrease in gain on sale of securities compared to the nine months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$75	$168	$(93)	$304	$469	$(165)
Service charges on deposit accounts	325	379	(54)	1,125	1,069	56
Gain on sale of securities	—	—	—	287	846	(559)
Gain (loss) on sale of other real estate	117	—	117	(258)	71	(329)
Bank owned life insurance income	144	153	(9)	438	467	(29)
Debit card and ATM card income	574	510	64	1,568	1,478	90
Rebate from correspondent bank	98	900	(802)	680	2,680	(2,000)
Other(1)	517	779	(262)	1,993	2,943	(950)
Total noninterest income	$1,850	$2,889	$(1,039)	$6,137	$10,023	$(3,886)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended September 30, 2020 compared with three months ended September 30, 2019. Noninterest expense was $32.6 million for the three months ended September 30, 2020 compared to $30.0 million for the three months ended September 30, 2019, an increase of $2.6 million, or 8.5%, primarily due to write-downs on other real estate owned of $1.9 million.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019. Noninterest expense was $94.7 million for the nine months ended September 30, 2020 compared to $91.2 million for the nine months ended September 30, 2019, an increase of $3.5 million, or 3.9%.  This increase was primarily due to write-downs of other real estate recorded during 2020 partially offset by the decrease in acquisition and merger-related expenses associated with the Post Oak and LoweryBank branch acquisitions recorded during the nine months ended September 20, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Nine Months
	Ended September 30,		Increase	Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$20,034	$20,221	$(187)	$59,149	$59,320	$(171)
Net occupancy and equipment	2,057	1,973	84	5,890	6,139	(249)
Depreciation	946	822	124	2,697	2,331	366
Data processing and software amortization	2,125	2,058	67	5,885	5,390	495
Professional fees	756	667	89	2,129	1,793	336
Regulatory assessments and FDIC insurance	875	(41)	916	2,116	1,489	627
Core deposit intangibles amortization	989	1,178	(189)	2,969	3,534	(565)
Communications	355	455	(100)	1,162	1,353	(191)
Advertising	327	449	(122)	1,218	1,770	(552)
Acquisition and merger-related expenses	—	—	—	—	1,326	(1,326)
Other real estate expense	2,017	137	1,880	4,780	450	4,330
Printing and supplies	88	83	5	307	429	(122)
Other	1,996	2,007	(11)	6,443	5,880	563
Total noninterest expense	$32,565	$30,009	$2,556	$94,745	$91,204	$3,541

(1)

Total salaries and employee benefits includes $863 thousand and $789 thousand for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits decreased slightly for the three and nine months ended September 30, 2020 compared to the same period in 2019 primarily due to deferred origination costs on PPP loans partially offset by a slight increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 598 at September 30, 2020 from 582 as of September 30, 2019.

Data Processing and software amortization. Data processing and software amortization increased $67 thousand, or 3.3%, and $495 thousand, or 9.2%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to expenses related to the enhancement of the Bank’s loan onboarding platform in order to improve the customer experience and drive future efficiencies.

Acquisition and merger-related expenses. Acquisition and merger-related expenses were primarily legal, advisory and accounting fees associated with the Post Oak acquisition. These expenses also included data processing conversion costs, severance and contract termination costs incurred during the three and nine months ended September 30, 2019.

Other real estate expense. Other real estate expense increased $1.9 million and $4.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to $1.9 million and $4.1 million in write-downs on several foreclosed properties and related expenses associated with these properties for the three and nine months ended September 30, 2020, respectively.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.58% and 61.67% for the three and nine months ended September 30, 2020, respectively, and 62.88% and 63.25% for the three and nine months ended September 30, 2019, respectively.

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

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $604 thousand, or 19.7%, to $3.7 million for the three months ended September 30, 2020 compared with $3.1 million for the same period in 2019 primarily due to the increase in pre-tax net income. Income tax expense decreased $3.3 million, or 33.3%, to $6.6 million for the nine months ended September 30, 2020 compared with $9.9 million for the same period in 2019. Our effective tax rate was 18.5% and 18.2% for the three and nine months ended September 30, 2020, respectively, compared to 20.3% and 20.2% for the three and nine months ended September 30, 2019, respectively.

Financial Condition

Loan Portfolio

At September 30, 2020, total loans were $4.59 billion, an increase of $677.1 million, or 17.3%, compared with December 31, 2019, primarily due to 6,334 PPP loans funded of $710.2 million at September 30, 2020 and organic growth within our loan portfolio.

Total loans as a percentage of deposits were 93.4% and 96.2% as of September 30, 2020 and December 31, 2019, respectively. Total loans as a percentage of assets were 77.0% and 78.4% as of September 30, 2020 and December 31, 2019, respectively.

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$650,634	14.2%	$689,360	17.6%
Mortgage warehouse	—	0.0%	8,304	0.2%
Paycheck Protection Program (PPP)	710,234	15.5%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,971,228	42.9%	1,873,782	47.9%
Commercial real estate construction and land development	376,877	8.2%	410,471	10.5%
1-4 family residential (including home equity)	716,565	15.6%	698,957	17.8%
Residential construction	148,056	3.2%	192,515	4.9%
Consumer and other	18,768	0.4%	41,921	1.1%
Total loans	4,592,362	100.0%	3,915,310	100.0%
Allowance for Loan Losses	(48,698)		(29,438)
Loans, net	$4,543,664		$3,885,872

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. Our commercial and industrial loan portfolio decreased by $38.7 million, or 5.6%, to $650.6 million as of September 30, 2020 from $689.4 million as of December 31, 2019.

Mortgage Warehouse. We made loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which were segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carried terms and conditions as would be expected in the competitive permanent mortgage market and served as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes were warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time was normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time was normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates, and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. We made the strategic decision to exit this line of business during the second quarter of 2019.  There were no mortgage warehouse loans as of September 30, 2020.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (“SBA”) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2020, we funded 6,334 PPP loans totaling $710.2 million.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2020 and December 31, 2019, 54.1% and 53.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $97.4 million, or 5.2%, to $1.97 billion as of September 30, 2020 from $1.87 billion as of December 31, 2019, as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans decreased to $75.9 million as of September 30, 2020 from $82.2 million as of December 31, 2019.  We had 146 multi-family loans with an average loan size of $520 thousand as of September 30, 2020.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Commercial real estate construction and land development loans decreased $33.6 million, or 8.2%, to $376.9 million as of September 30, 2020 compared to $410.5 million as of December 31, 2019.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $17.6 million, or 2.5%, to $716.6 million as of September 30, 2020 from $699.0 million as of December 31, 2019. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $1.7 million, or 1.5%, to $110.8 million as of September 30, 2020 from $112.5 million as of December 31, 2019.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $44.5 million, or 23.1%, to $148.1 million as of September 30, 2020 from $192.5 million as of December 31, 2019.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio decreased primarily due to the impact of the deferred fees and costs recorded on PPP loans during 2020.

“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and are expected to continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.

Hotel. Our hotel loans, excluding PPP loans, at September 30, 2020 totaled $133.8 million, or 2.9% of total loans, $7.1 million of which were on nonaccrual status. At September 30, 2020, our allowance for loan losses allocated to our total hotel loan portfolio totaled 4.0% of total hotel loans.

Restaurant and Bar. Our restaurant and bar loans, excluding PPP loans, at September 30, 2020 totaled $117.1 million, or 2.6% of total loans, $683 thousand of which were on nonaccrual status. At September 30, 2020, our allowance for loan losses allocated to our total restaurant and bar loan portfolio was 1.2% of total restaurant and bar loans.

Oil and Gas. Our oil and gas loans, excluding PPP loans, at September 30, 2020 totaled $74.0 million, or 1.6% of total loans, of which $592 thousand were on nonaccrual status. At September 30, 2020, our allowance for loan losses allocated to our total oil and gas loan portfolio was 2.0% of total oil and gas loans. At September 30, 2020, we did not have exposure to exploration and production (“E&P”) or reserve-based lending and only had minimal exposure to the industry. Crude oil prices decreased sharply in the first quarter of 2020 and remained volatile throughout the third quarter, which has adversely impacted these loans, increasing our classified oil and gas loans. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $37.9 million and $28.4 million in nonperforming loans as of September 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$13,171	$8,388
Mortgage warehouse	—	—
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	15,849	6,741
Commercial real estate construction and land development	3,085	9,050
1-4 family residential (including home equity)	4,263	3,294
Residential construction	876	746
Consumer and other	684	152
Total nonaccrual loans	37,928	28,371
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	37,928	28,371
Other real estate	8,876	8,337
Other repossessed assets	—	—
Total nonperforming assets	$46,804	$36,708
Restructured loans(1)	$11,104	$19,239
Nonperforming assets to total assets	0.78%	0.74%
Nonperforming loans to total loans	0.83%	0.72%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2020 and December 31, 2019, we had $23.0 million and $20.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2020, potential problem loans consisted of 26 credit relationships. Of the total outstanding balance at September 30, 2020, 30% to one customer in the commercial rental property industry, 23.5% to nine customers in the energy industry, 15.6% to two customers in the consumer services industry, 10.3% to two customers in the residential rental real estate industry, 5.7% to two customers in the construction services industry, 5.3% to one customer in the commercial real estate investment industry, 4.4% to two customers in the medical industry, 1.7% to one customer in the convenience store industry, 1.7% to two customers in the commercial services industry, 1.0% to one consumer homestead loan,  0.8% to one customer in the wholesale industry, 0.1%  to two customers in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade-based allocation methodology.

During the nine months ended September 30, 2020, the Company granted 2,007 initial principal and interest deferrals on outstanding loan balances of $1.15 billion at September 30, 2020 with associated accrued interest of $16.1 million to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. Of the initial deferrals, 242 loans with outstanding loan balances of $219.6 million with associated accrued interest of $3.4 million, as of September 30, 2020 had been granted additional deferrals. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of September 30, 2020 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$650,634	$123,996	10.8%	$19,681	9.0%	$26,061	11.0%
Mortgage warehouse	—	—	0.0%	—	0.0%	—	0.0%
Paycheck Protection Program (PPP)	710,234	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,971,228	791,323	68.7%	166,509	75.8%	169,875	71.6%
Commercial real estate construction and land development	376,877	102,537	8.9%	17,041	7.7%	22,219	9.4%
1-4 family residential (including home equity)	716,565	125,063	10.8%	15,132	6.9%	17,599	7.4%
Residential construction	148,056	7,654	0.7%	1,139	0.5%	1,139	0.5%
Consumer and other	18,768	1,112	0.1%	140	0.1%	142	0.1%
Total loans	$4,592,362	$1,151,685	100.0%	$219,642	100.0%	$237,035	100.0%

We have also been actively participating in assisting with applications for resources through the PPP. PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, we funded 6,334 loans totaling $710.2 million. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

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

All loans acquired from Post Oak and LoweryBank were recorded at fair value without a carryover of the allowance for loan losses. The discount recognized on acquired loans is prospectively accreted, increasing our basis in such loans. Due to acquisition accounting, our allowance for loan losses to total loans may not be comparable to our peers particularly as it relates to the allowance to gross loan percentage and the allowance to nonperforming loans. Recognizing that acquired purchased credit impaired loans have been de minimis, we monitor credit quality trends on a post-acquisition basis with an emphasis on past due, charge-off, classified loan and nonperforming trends. The amount of discount recorded by the Company on the acquisition date of the Post Oak acquisition was $17.0 million, or 1.43%, on loans acquired. The amount of discount recorded by the Company on the acquisition date of the LoweryBank branch acquisition was $573 thousand, or 1.30%, on loans acquired. The remaining discount on the balance of acquired loans as of September 30, 2020 was $3.0 million. The discount on purchased loans considers anticipated credit losses on that portfolio; therefore, no allowance for loan losses was established on the acquisition date. The unaccreted discount represents additional protection against potential losses and is presented as a reduction of the recorded investment in the loans rather than an allowance for loan losses. We will continue to monitor the portfolio for credit deterioration and establish additional allowances over the remaining discount as needed.

At September 30, 2020, our allowance for loan losses amounted to $48.7 million, or 1.06%, of total loans compared with $29.4 million, or 0.75%, as of December 31, 2019. The Company delayed its implementation of ASU 2016-13, as afforded by the CARES Act, and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The increase in the allowance at September 30, 2020 compared to the year ended December 31, 2019 was primarily due to the increased provision expense driven by the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices. We believe that the allowance for loan losses at September 30, 2020 and December 31, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such dates. The ratio of annualized net charge-offs to average loans outstanding was 0.12% for the nine months ended September 30, 2020 compared to annualized net charge-offs of 0.05% for the nine months ended September 30, 2019 and 0.07% for the year ended December 31, 2019.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$4,318,564	$3,812,827
Gross loans outstanding at end of period	4,592,362	3,886,004
Allowance for loan losses at beginning of period	29,438	26,331
Provision for loan losses	23,006	5,006
Charge-offs:
Commercial and industrial loans	(1,442)	(1,357)
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	(137)	(80)
Commercial real estate construction and land development	(2,341)	(44)
1-4 family residential (including home equity)	(215)	(295)
Residential construction	—	—
Consumer and other	—	(8)
Total charge-offs for all loan types	(4,135)	(1,784)
Recoveries:
Commercial and industrial loans	381	230
Mortgage warehouse	—	—
Real estate:
Commercial real estate (including multi-family residential)	8	3
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	22
Total recoveries for all loan types	389	255
Net charge-offs	(3,746)	(1,529)
Allowance for loan losses at end of period	$48,698	$29,808
Allowance for loan losses to total loans	1.06%	0.77%
Net charge-offs to average loans (1)	0.12%	0.05%
Allowance for loan losses to nonperforming loans	128.40%	86.11%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of September 30, 2020, the carrying amount of investment securities totaled $663.3 million, an increase of $290.8 million, or 78.0%, compared with $372.5 million as of December 31, 2019. Securities represented 11.1% of total assets as of September 30, 2020 and 7.5% as of December 31, 2019.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$26,304	$678	$—	$26,982
Municipal securities	355,565	29,617	(228)	384,954
Agency mortgage-backed pass-through securities	100,078	3,871	(45)	103,904
Agency collateralized mortgage obligations	79,765	4,302	(71)	83,996
Corporate bonds and other	62,626	1,174	(335)	63,465
Total	$624,338	$39,642	$(679)	$663,301

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of September 30, 2020, we did not expect to sell any securities classified as available for sale with material unrealized losses; and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery, at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2020, management believes any impairment in our securities is temporary, and no impairment loss has been realized in our consolidated statements of income.

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

	September 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,510	3.30%	$19,311	1.41%	$1,483	2.74%	$26,304	1.88%
Municipal securities	1,914	2.76%	2,999	3.11%	51,029	3.16%	299,623	3.45%	355,565	3.40%
Agency mortgage-backed pass-through securities	—	0.00%	4,816	2.92%	7,687	3.23%	87,575	2.53%	100,078	2.60%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,383	2.75%	54,382	1.63%	79,765	1.99%
Corporate bonds and other	2,501	2.37%	3,000	5.75%	32,000	5.72%	25,125	3.70%	62,626	4.78%
Total	$4,415	2.54%	$16,325	3.60%	$135,410	3.44%	$468,188	3.08%	$624,338	3.17%

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,462	3.30%	$22,129	2.93%	$1,829	2.74%	$29,420	2.99%
Municipal securities	6,402	2.65%	2,087	3.73%	25,792	3.70%	49,919	3.38%	84,200	3.43%
Agency mortgage-backed pass-through securities	—	0.00%	1,160	2.77%	11,682	3.16%	91,827	2.98%	104,669	3.00%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,471	2.78%	80,880	2.47%	106,351	2.55%
Corporate bonds and other	13,820	2.73%	1,518	2.25%	4,000	5.56%	22,353	3.27%	41,691	3.27%
Total	$20,222	2.71%	$10,227	3.17%	$89,074	3.26%	$246,808	2.92%	$366,331	3.00%

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

As of September 30, 2020 and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.67% during the nine months ended September 30, 2020 compared with 2.80% for the nine months ended September 30, 2019.

Goodwill and Core Deposit Intangible Assets

Our goodwill was $223.6 million as of September 30, 2020 and December 31, 2019. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of September 30, 2020, we performed a quantitative analysis taking into account the effect that the COVID-19 pandemic continued to have on the economy and determined from this analysis that goodwill was not impaired. For more information on our September 30, 2020, analysis see “Critical Accounting Policies.”

Our core deposit intangible assets, net as of September 30, 2020 and December 31, 2019, was $18.9 million and $21.9 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net was $69.9 million and $66.8 million at September 30, 2020 and December 31, 2019, respectively.

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

Total deposits at September 30, 2020 were $4.92 billion, an increase of $849.3 million, or 20.9%, compared with $4.07 billion at December 31, 2019. Noninterest-bearing deposits at September 30, 2020 were $1.77 billion, an increase of $520.5 million, or 41.6%, compared with $1.25 billion at December 31, 2019 primarily due to funds from government stimulus programs such as the PPP and consumer economic impact payments received. Interest-bearing deposits at September 30, 2020 were $3.14 billion, an increase of $328.8 million, or 11.7%, compared with $2.82 billion at December 31, 2019 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2020, we had a total borrowing capacity of $1.94 billion, of which $1.51 billion was available and $427.6 million was outstanding. FHLB advances of $140.0 million were outstanding at September 30, 2020, at a weighted average interest rate of 1.19%.  Letters of credit were $287.7 million at September 30, 2020, of which $29.8 million will expire during the remaining months of 2020, $204.7 million will expire in 2021 and $53.2 million will expire in 2022.

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

At September 30, 2020, the balance of the revolving credit agreement was $15.6 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at September 30, 2020, and is paid quarterly.  The credit agreement contains certain restrictive covenants. At September 30, 2020, we believe we were in compliance with all such debt covenants.

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

As of September 30, 2020 and December 31, 2019, we had outstanding $1.17 billion and $1.04 billion, respectively, in commitments to extend credit and $18.3 million and $15.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2020 and the year ended December 31, 2019, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average loans increased $505.7 million, or 13.3%, for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.7 years and modified duration of 6.2 years at September 30, 2020, and a weighted average life of 7.4 years and modified duration of 6.0 years at December 31, 2019.

As of September 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2020 and December 31, 2019, the Bank was well capitalized.

Total shareholder’s equity was $753.1 million at September 30, 2020, compared with $709.9 million at December 31, 2019, an increase of $43.2 million. This increase was primarily due to the increase in accumulated other comprehensive income of $24.7 million during the nine months ended September 30, 2020 and net income of $29.6 million partially offset by shareholder dividends of $6.1 million.

As of September 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of September 30, 2020
Total capital (to risk weighted assets)	15.56%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.73%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.96%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.70%	4.00%	4.00%	N/A
As of December 31, 2019
Total capital (to risk weighted assets)	14.83%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.42%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	11.66%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	10.02%	4.00%	4.00%	N/A
Allegiance Bank
As of September 30, 2020
Total capital (to risk weighted assets)	15.41%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.25%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.25%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.64%	4.00%	4.00%	5.00%
As of December 31, 2019
Total capital (to risk weighted assets)	14.39%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.67%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.67%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	10.89%	4.00%	4.00%	5.00%

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report on Form 10-Q as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$16,170	$12,047	$29,593	$38,973

Average shareholders' equity	$748,647	$710,044	$728,502	$707,633
Less: Average goodwill and core deposit intangibles, net	243,015	247,404	244,007	248,427
Average tangible shareholders’ equity	$505,632	$462,640	$484,495	$459,206

Return on average tangible shareholders' equity(1)	12.72%	10.33%	8.16%	11.35%

(1)	Annualized.

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

As of September 30, 2020, we were party to an interest rate swap for the purpose of reducing interest rate risk. See Note 9 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
+300	(6.7)%	(5.3)%	12.2%	5.0%
+200	(4.9)%	(3.3)%	9.7%	5.3%
+100	(2.8)%	(1.6)%	5.6%	3.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.6)%	2.3%	(12.4)%	(6.9)%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Risk:  Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. Significant loan losses could adversely impact the Bank’s capital ratios, which could prevent the Bank from paying dividends to us, which dividends – along with cash on hand – are used by us to service our debt obligations and pay dividends. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act by making loans to small businesses that are subject to the terms and conditions of the PPP.  We face increased risks related to non-compliance by us with this new legislation and by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors.

Strategic Risk:  Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates or sentiment of our deposit customers that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many state and local governmental actions have been directed toward curtailing household and business activity to contain COVID-19, including actions to temporarily close or restrict the operations of many businesses. These actions may continue or expand in scope and intensity. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.

Operational Risk:  Current and future restrictions on how we operate our bank offices and operational departments could limit our ability to meet customer service expectations and have a material adverse effect on our operations. Key employees could become sick from COVID-19 and, in response to the demand for PPP loans, our team has been working extended hours, nights and weekends, increasing the possibility of employee burnout, heightened levels of stress and increased risk of error. We rely on business processes and bank office activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. The continuation of these work-from-home measures also introduces additional operational risk, including that technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees to be more limited or less reliable than in our offices. Increased cybersecurity risk includes increased phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser(s) of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices and courthouses. In light of the measures implemented to respond to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the nine months ended September 30, 2020 is as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization		Total Number of Shares Purchased(3)	Average Price Paid Per Share
January 1, 2020 to January 31, 2020	40,947	203,387	(1)	40,947	$36.86
February 1, 2020 to February 29, 2020	203,387	1,000,000	(2)	204,015	$38.31
March 1, 2020 to March 31, 2020	—	1,000,000	(2)	—	$—
April 1, 2020 to April 30, 2020	—	1,000,000	(2)	992	$22.35
May 1, 2020 to May 31, 2020	—	1,000,000	(2)	14	$25.08
June 1, 2020 to June 30, 2020	—	1,000,000	(2)	—	$—
July 1, 2020 to July 31, 2020	—	1,000,000	(2)	—	$—
August 1, 2020 to August 31, 2020	—	1,000,000	(2)	86	$24.39
September 1, 2020 to September 30, 2020	—	1,000,000	(2)	—	$—
(1)	Pursuant to a repurchase program announced on July 25, 2019, pursuant to which the Company may repurchase up to one million shares through July 31, 2020.
(2)	Pursuant to a repurchase program announced on February 27, 2020, pursuant to which the Company may repurchase up to one million shares through March 31, 2021.
(3)

The Company acquired 1,720 shares of treasury stock during the nine months ended September 30, 2020, which relates to shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

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

Allegiance Bancshares, Inc. (Registrant)

Date: November 6, 2020	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: November 6, 2020	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer