Form 10-K
period 2020-12-31
Allegiance Bancshares, Inc.
filed 2021-03-10
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2020 was approximately $480.2 million.

As of March 8, 2021, there were 20,166,968 shares of the registrant's common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the 2021 Annual Meeting of Shareholders of Allegiance Bancshares, Inc., which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.

2020 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control, particularly with regard to developments related to the coronavirus (COVID-19) pandemic. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed or impied by the forward-looking statements.

Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, include, but are not limited to, those factors set forth below under the heading “Risk Factors Summary” and under the heading Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report.  Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results.  Accordingly, no forward-looking statements should be relied upon, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

RISK FACTORS SUMMARY

•	The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which remain uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

•	Our business concentration in Texas, specifically in the Houston region, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.

•	We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

•	Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

•	We are dependent on our executive officers and other key individuals to continue the implementation of our long-term business strategy and the loss of one or more of these key individuals could curtail our growth and adversely affect our business, financial condition, results of operations and prospects.

•	A key piece of our strategic growth plan involves decision-making authority at the bank office level, and our business,

financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.

•	Our strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	Challenging market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

•	The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

•	The strength of our borrowers’ businesses has been affected by the COVID-19 pandemic which increases the risks associated with timely loan repayment and the value of collateral supporting the loans.

•	Implementation of CECL changed the way we calculate our allowance for credit losses.
•	If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings may be affected.

•As a significant percentage of our loan portfolio is comprised of real estate loans, an adverse change in the economic conditions of the real estate market where we operate could affect real estate values and may result in losses to our business.

•Our commercial and industrial, commercial real estate, construction, land development and other land loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

•	A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory,

equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

•	Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred

Lenders Program, and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.

•	A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations. We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

•	Fluctuations in interest rates may adversely impact our earnings and capital levels and overall results of operations.
•	Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR,

which could adversely affect our revenue, expenses and the value of those financial instruments.

•	We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

•	If the goodwill that we have recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

•	We face strong competition to attract and retain customers from other companies that offer banking services, which could impact our business by preventing us from obtaining customers and adversely affecting our future growth and profitability.

•	Catastrophic events may adversely affect the general economy, financial and capital markets, specific industries and us.

•We are subject to certain operational risks, including fraudulent activities and data processing system failures and errors.

•We have a continuing need for technological change, and we may find it challenging to uncover resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

•	Our operations could be interrupted if our third-party service providers experience difficulty or terminate their services.
•	We could be adversely impacted by fraudulent activity, breaches of our information security and cybersecurity attacks.

•We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

•	We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

•	Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles or changes in any of them.

•	State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.

•We may be unable to identify and consummate our new activities and expansion plans and successfully implement our growth strategy, which will require regulatory approvals, and failure to obtain them may restrict our growth.

•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

•	Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse impact our business, financial condition and results of operations.

•	We are subject to numerous federal and state lending laws designed to protect consumers, including the Community

Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties.

•	We may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect our earnings.

•	The Federal Reserve may require Allegiance to commit capital resources to support Allegiance Bank, our wholly-owned subsidiary.
•	We may be materially and adversely affected by the soundness, creditworthiness and liquidity of other financial institutions.

•Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations. The market price of Allegiance's common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in Allegiance's common stock to decline.

•Allegiance may issue shares of preferred stock in the future, which could make it difficult for another company to acquire it or could otherwise adversely affect the rights of the holders of Allegiance's common stock, which could depress the price of our common stock.

•	Allegiance’s ability to declare and pay dividends is limited.
•	Allegiance is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Allegiance's ability to satisfy its obligations.

•	Allegiance's corporate governance documents and certain corporate and banking provisions of Texas law applicable to it could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition and other actions.

•	Shareholders may be deemed to be acting in concert or otherwise in control of Allegiance, which could impose notice,

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

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors,” and the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in the forepart of this report and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2020, we operated 28 full-service banking locations in the Houston region, with 27 bank offices in the Houston metropolitan area and one bank office in Beaumont, just outside of the Houston metropolitan area. We have experienced significant growth since we began banking operations in 2007, resulting from organic growth, including de novo branching, three whole-bank acquisitions and one branch acquisition. As of December 31, 2020, we had total assets of $6.05 billion, total gross loans of $4.49 billion, total deposits of $4.99 billion and total shareholders’ equity of $758.7 million.

Business Strategy

The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and by pursuing select strategic acquisitions in the Houston region. We are strategically focused on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market. We are positioned to be a leading provider of customized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth, and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. The following table summarizes, with pre-acquisition historical balances, our acquisitions to date, all of which were Houston-based:

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

•

Scalable banking and operational platform designed to foster and accommodate significant growth. We have built a capable and knowledgeable staff by utilizing the significant prior experience of our management team and employees. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. We believe that our strong capital position allows us to grow and that our scalable operating platform will effectively support expected growth, resulting in greater efficiency and enhanced profitability.

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

•

Local decision making authority and Houston region focus. Recent acquisitions of local financial institutions in the Houston region by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston region. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities while delivering high quality customer service. Our products and services are tailored to address the needs of our targeted customers.  Since formation, we have exclusively focused on serving the greater Houston region, which we believe positions us well to compete effectively and build strong customer relationships.

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

•

Disciplined underwriting and credit administration. Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a nominal number of cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior level loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.

•

Quality loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on larger lending relationships. We define core loans as total loans excluding the mortgage warehouse portfolio and Paycheck Protection Program (“PPP”) loans. As of December 31, 2020, our average funded core loan size, excluding PPP loans, was approximately $343 thousand. Although we operate in the Houston region, we do not lend directly to oil and gas exploration and production companies. As of December 31, 2020, 1.7% of our total loan portfolio was to customers in the oilfield services or oil-related industries, excluding PPP loans. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 2.3% at December 31, 2020, have various types of collateral and are usually personally guaranteed by the owners of the borrower.

Allegiance Community Banking Services

Lending Activities

We offer a wide range of commercial and retail lending services, including commercial loans, loans to small businesses guaranteed by the Small Business Administration (the “SBA”), mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in the Houston region. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.

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

Human Capital Overview

We focus on attracting, developing and engaging high caliber talent focused on serving and fulfilling the needs of each of our identified constituencies. Over the past decade, we have developed and created a unique culture where we “practice what we pledge” each day. As a community bank serving the Houston region, we believe in the power of local and pursuing a common vision of success.

As a testament to our culture and our commitment to excellence, for the eleventh consecutive year, Allegiance Bank has been named a Top Workplace in Houston by the Houston Chronicle and this year ranked number six in the large company category with 500 plus employees. Additionally, the Bank was also named a top 100 employer in Texas in 2020, placing eighteenth on the list of all medium and large sized companies.

As of December 31, 2020, we employed approximately 598 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. As a result of our commitment to employee development and engagement, we have experienced relatively low turnover as compared to our peer group with an average voluntary turnover rate of approximately 6.4% in the past five years; the voluntary turnover rate in 2020 was 4.6%.

Diversity, Equity and Inclusion (“DE&I”)

We are committed to implementing diverse, equitable and inclusive policies and practices across the organization. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve.  We are committed to building togetherness and a culture where integrity, personal responsibility, extraordinary communication and selfless leadership are the center of all that we do.

We continuously focus our efforts on recruiting, employing and advancing diverse talent that includes consideration for race, gender and age diversity. We monitor our workforce demographics on a routine basis and take pride in the diverse talent we employ and retain.

As of December 31, 2020, the race and gender diversity of our workforce was as follows:

Number of Full-Time Equivalent Employees	People of Color(1)	Women
598	47.0%	64.0%

(1)	Of the 598 employees, 16 did not disclose their ethnicity, therefore, the percentage of People of Color in the table is based on 582 employees.

Learning and Development

We have a very robust learning and development program that provides numerous offerings to help employees achieve their career goals. The program offers management excellence courses, leadership development programs and communication and technology courses (to name a few) as part of our commitment to help engage and retain talent. Our investment in the growth and development of our employees serves as part of our short and long-term succession strategy to ensure we are developing the appropriate leadership and management pipelines for continuity purposes. Our strategy also includes developing individuals for key and critical roles to ensure the Bank is prepared to meet its growth goals.

Additionally, our employees receive continuing education courses that are relevant to the banking industry and their job function. All of these resources provide employees with the skills and knowledge necessary for them to fulfill their career aspirations as well as agile talent that is ready to move up and/or across the organization when ready and needed.

As part of our commitment to employee development, as well as to advance our DE&I strategy, we entered into a partnership with Texas Southern University to debut an endowed bankers program to boost commercial lending in Houston and train the next diverse generation of bankers in an industry that has largely lacked People of Color. The goal is to educate and prepare bankers to provide banking and financial education services to underrepresented communities that have traditionally lacked access to such services. Participants will enroll in courses, set to begin Fall 2021, that range from financial technology and commercial bank management to lending activities and accreditation analysis and will be taught by banking executives with extensive experience in the industry.

Compensation and Benefits

We provide a competitive compensation and benefits program to help attract, retain and meet the needs of our employees. In addition to providing competitive salaries, we offer performance-based incentive compensation in the form of an annual bonus and stock awards program to officers, a 401(k) Plan with an employer matching contribution and an employee profit sharing program. Additionally, we offer healthcare and insurance benefits, health savings and flexible spending accounts, paid time-off, family leave and an employee assistance program.

We also have an established health and wellness program with an active committee that focuses on implementing holistic health and wellness offerings to enhance our employees’ wellbeing.

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

In January 2020, the Federal Reserve approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHCA. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHCA, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule became effective September 30, 2020.

Permissible Activities and Investments

Banking laws generally restrict our ability to engage in, or acquire more than 5% of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company. The Company has not elected to pursue financial holding company status.

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

The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). Since being fully phased in on January 1, 2019, the Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%. As of December 31, 2020, the Company’s ratio of CET1 to risk-weighted assets was 11.80%, Tier 1 capital to risk-weighted assets was 12.04%, total capital to risk-weighted assets was 15.70% and Tier 1 capital to average tangible quarterly assets was 8.51%.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended provisions in the Dodd-Frank Act as well as certain other statutes administered by the federal bank agencies. Section 201 of the

EGRRCPA directed the agencies to develop a community bank leverage ratio of not less than 8% and not more than 10% for qualifying community banks (qualifying community banking organizations). On September 17, 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the complex Basel III calculation.  Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. We have not elected to use the community bank leverage ratio framework, but may make such an election in the future.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2020, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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

On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships (“designated exceptions”) to which the “primary purpose” exception is automatically applicable; (3) the establishment of a “transparent” application process for entities that seek a “primary purpose” exception, but do not qualify as a “designated exception”; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI are not considered a “deposit broker.”

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

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment for institutions with less than $10 billion in assets is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

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

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the

PPP, the Paycheck Protection Program Liquidity Facility (“PPPLF”) and the Money Market Mutual Fund Liquidity Facility (“MMLF”). Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institutions deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF.

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

On January 1, 2021, Congress passed the National Defense Authorization Act for Fiscal Year 2021 (the “NDAA”), which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the Patriot Act. The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was included in the NDAA. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination and primary enforcement authority under federal consumer financial laws. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping and reporting. However, the Federal Reserve Board did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, the Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

On December 18, 2020, the federal financial regulatory agencies announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents, termed “computer-security incidents” that are “notification incidents.”

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. There continues to be mounting pressure on governors and localities to take further relief action. On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the FHFA announced that FNMA and FHLMC would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The bank regulatory agencies ensure that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and indicate that they will not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19- related loss mitigation options based on an evaluation of limited application information collected from the borrower.

Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and CRE transactions through December 31, 2020. On January 20, 2021, upon the inauguration of President Biden, the new Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention--which was recently extended by Congress through January 31, 2021--through March 31, 2021. Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.

The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw PPP loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.

Also, the Federal Reserve, in cooperation with the Department of the Treasury, has established many financing and liquidity programs. The MSLP is intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but now need financing to maintain operations. The PPPLF supplies liquidity to PPP participating financial institutions through term financing backed by PPP loans and the MMLF is intended to assist money market funds in meeting demands for redemptions by households and other investors, enhancing overall market functioning and credit provision to the broader economy.

Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal

Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.

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

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on its business and earnings.

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

Risks Related to our Business

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which remain uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus and legislation designed to deliver monetary aid and other relief. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, human capital and self-insurance, as described throughout this section in more detail.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness, distribution and acceptance of COVID-19 vaccines, third-party providers’ ability to support our operations and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and capital levels.

Key employees could become sick from COVID-19, and current and future restrictions on how we operate our bank offices and operational departments could limit our ability to meet customer service expectations and have a material adverse effect on our operations. We rely on business processes and bank office activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. The continuation of these work-from-home measures also introduces additional operational risk, including that technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees to be more limited or less reliable than in our offices. Increased cybersecurity risk includes increased phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Our business concentration in Texas, specifically in the Houston region, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.

We conduct our operations almost exclusively in the Houston region. As of December 31, 2020, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston region, and the substantial majority of our secured loans were secured by collateral located in the Houston region. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston region are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued volatility of oil or gas prices could have a material adverse impact on our business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. In the first quarter of 2020, crude oil prices decreased sharply and remained volatile throughout the end of 2020. Any regional or local economic downturn that affects the Houston region or Texas more generally, or our existing borrowers, prospective borrowers or property values in the Company’s market area may affect our profitability more significantly and more adversely than those of our competitors with operations that are less geographically concentrated in the same area.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

The Company’s growth strategy focuses on organic growth, supplemented by strategic acquisitions. The Company may not be able to execute on aspects of its growth strategy to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions, in particular, the volatility of oil and gas prices and competition, may impede or prohibit the growth of the Company’s operations, the opening of new branches and the consummation of additional acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of the Company’s growth strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the Company’s ability to adapt its existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If the Company fails to implement one or more aspects of its growth strategy, the Company may be unable to maintain its historical earnings trends, which could adversely affect its business, financial condition and results of operations. Furthermore, the future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.

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

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team, including our Chief Executive Officer, Steven F. Retzloff, and our President, Ramon A. Vitulli, III. Successful implementation of our business strategy is also dependent in part on the continued service of our bank office presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of our officers in the Houston region are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and it may be difficult to find qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy not to have employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.

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

We are a business operating in the challenging and uncertain financial services environment. The success of our business and operations is sensitive to general business and economic conditions in the U.S. and locally in our industry and market. If the U.S. economy weakens, whether due to the effects of the COVID-19 pandemic or otherwise, and a lack of growth in population, income levels, deposits and business investment in our local market occurs, our growth and profitability from our lending, deposit and asset management services could be constrained. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. The Company has direct exposure to the residential and commercial real estate market in Texas, particularly in the Houston region, and could be affected by these events.

Uncertain market and economic conditions can make our ability to assess the creditworthiness of customers and estimate the losses in our loan portfolio more complex. The Company believes the largest risks within its loan portfolio are in the hotel, restaurant and bar, and oil and gas portfolios. Another national economic recession or continued deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may rise:
•	nonperforming assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral securing our loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.

Low and volatile oil and gas prices have recently had an adverse impact on economic conditions in the U.S. generally and in the Houston region specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of low oil and gas prices, including job losses, had an adverse effect on our borrowers and their customers, which adversely affected our business, financial condition and results of operations. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small to medium-sized businesses, which we categorize as commercial borrowing relationships of generally less than $8 million of exposure. Small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact the Houston region or Texas and small to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

Implementation of CECL will change the way we calculate our allowance for credit losses.

Due to the uncertainty of the impact of COVID-19 and as permitted by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company chose to delay its implementation of a new accounting standard, referred to as current expected credit loss, or CECL, until the fourth quarter of 2020, at which point the standard was adopted retrospectively to January 1, 2020. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through the provision for credit losses. CECL changed the prior method of provisioning for loan losses that are probable, which has required us to increase our allowance for credit losses, and is increasing the types and amounts of data we need to collect and review to determine the appropriate level of our allowance for credit losses. In addition, the adoption of CECL may result in more volatility in the level of our allowance for credit losses. An increase, to the extent material, in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings may be affected.

The allowance for credit losses is a valuation allowance for current expected credit losses. We establish our allowance for credit losses and maintain it at a level management considers adequate to absorb expected loan losses in our loan portfolio. The allowance for credit losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. Our allowance for credit losses consists of a general component based upon expected losses in the portfolio and a specific component based on individual loans that are individually evaluated. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.

As of December 31, 2020, our allowance for credit losses on loans was $53.2 million, which represented 1.18% of our total loans and 184.03% of our total nonperforming loans. As of December 31, 2019, our allowance for loan losses was $29.4 million, which represented 0.75% of our total loans and 103.76% of our total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to CECL which became effective on January 1, 2020) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, which includes an estimate of loan losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, it will incur losses associated with the acquired loans.

As a significant percentage of our loan portfolio is comprised of real estate loans, an adverse change in the economic conditions of the real estate market where we operate could affect real estate values and may result in losses to our business.

As of December 31, 2020, $3.23 billion, or 71.9%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business.  In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.

Our commercial real estate and construction, land development and other land loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2020, $2.00 billion, or 44.5%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $367.2 million, or 8.2%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, $667.1 million, or 14.9%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect our business, financial condition and results of operations.

Our SBA lending program, which includes the Paycheck Protection Program (“PPP”), is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program, and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.

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

In an effort to support our communities during the COVID-19 pandemic, we participated in the SBA’s new 7(a) loan program called the PPP by making loans to small businesses that are subject to the terms and conditions of the PPP. We face increased risks related to non-compliance by us with this new legislation and by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors. As of December 31, 2020, we funded over 6,300 PPP loans totaling in excess of $710.0 million.

As of December 31, 2020, SBA 7(a) and 504 program loans of $198.8 million comprised 4.4% of our loan portfolio, and we intend to grow this segment of our portfolio in the future. PPP loans notwithstanding, SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA-guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

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

In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. In January 2021, the Federal Reserve reaffirmed this target range. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results and financial condition.

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

In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. In November 2020, the

FCA announced that most tenors of US Dollar LIBOR would continue to be published through June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next two years. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2020, the amortized cost of our securities portfolio was $728.0 million, which represented 12.0% of total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of volatile economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. Subsequent to December 31, 2020, our stock price was trading below book value due to stock price volatility in the market. While we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. As of December 31, 2020, our goodwill totaled $223.6 million.

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

Catastrophic events other than the COVID-19 pandemic may adversely affect the general economy, financial and capital markets, specific industries and us.

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

As a result of the measures implemented to respond to the pandemic, many third parties on which we rely in our business operations, including the appraiser(s) of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices and courthouses, may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2020, our deposits from foreign nationals, primarily residents of Guatemala, accounted for less than 2% of our total deposits.

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

On September 15, 2020, in response to the decline in the reserve ratio due to extraordinary deposit growth resulting mainly from the COVID-19 pandemic, the FDIC adopted a restoration plan to restore the DIF reserve ratio to at least 1.35% within eight years, as required by the Federal Deposit Insurance Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our regulatory assessments and FDIC insurance costs were $2.9 million and $1.7 million for both of the years ended December 31, 2020 and 2019, respectively. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

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

Our Board of Directors has approved the payment of quarterly cash dividends on our common stock. However, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Our ability to pay dividends is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. Payments of future dividends, if any, will be declared and paid at the discretion of our Board of Directors after taking into account our business, operating results and financial condition, current and anticipated cash needs, plan for expansion and any legal or contractual limitations on our ability to pay dividends. In addition, Allegiance's existing credit agreement restricts our ability to pay dividends.

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

In January 2020, the Federal Reserve approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities, and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule became effective September 30, 2020.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2020, we had 28 full-service banking locations, with 27 bank offices located in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We lease twelve of these bank offices, as well as our executive office, and own the remaining sixteen bank offices. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of March 8, 2021, there were 20,166,968 shares outstanding and 1,034 shareholders of record of Allegiance's common stock. The closing price per share of common stock on December 31, 2020, the last trading day of the year, was $34.13.

Dividends

Our Board of Directors paid quarterly cash dividends of $0.10 on our common stock during 2020 and declared a quarterly dividend of $0.12 to be paid in the first quarter of 2021. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Allegiance's ability to pay dividends.

As a bank holding company, Allegiance's ability to pay dividends is affected by the regulations promulgated by and the policies and enforcement powers of the Federal Reserve. In addition, because Allegiance is a holding company, it is dependent upon the payment of dividends by the Bank to Allegiance as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to Allegiance. See Item 1. “Business—Regulation and Supervision—Regulatory Limits on Dividends, Distributions and Repurchases.”

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	394,947	$22.42	1,714,089
Equity compensation plans not approved by security holders(1)	73,880	$13.91	—
Total	468,827		1,714,089

(1)	These options were issued under the Post Oak Bancshares, Inc. Stock Option Plan, which was assumed by the Company in connection with the acquisition of Post Oak Bancshares, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 20, 2020, we completed our second one million share repurchase authorization previously approved on July 25, 2019. On February 26, 2020, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to one million shares of our common stock at the discretion of management through March 31, 2021.  Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. During 2020, we repurchased 518,897 shares at a total cost of $18.6 million.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2020 to October 31, 2020	—	1,000,000	—	$—
November 1, 2020 to November 30, 2020	11,700	988,300	11,700	$32.91
December 1, 2020 to December 31, 2020	262,863	725,437	262,863	$33.84

(1)	Pursuant to a repurchase program announced on February 27, 2020, pursuant to which the Company may repurchase up to one million shares through March 31, 2021.

Performance Graph

The performance graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on October 8, 2015 (the end of the first day of trading of Allegiance's common stock on the NASDAQ Global Market) to December 31, 2020, with the cumulative total return of the S&P 500 Total Return Index and the SNL U.S. Bank NASDAQ Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on October 8, 2015 in Allegiance's common stock and on September 30, 2015 in the S&P 500 Total Return Index and the SNL U.S. Bank NASDAQ Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.

*	$100 invested on October 8, 2015 in Allegiance's common stock or September 30, 2015 in index, including reinvestment of dividends. Fiscal year ending December 31.

	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Allegiance Bancshares, Inc.	100.00	102.29	156.36	162.85	140.01	162.63	147.62
S&P 500	100.00	107.04	119.84	146.01	139.61	183.56	217.34
SNL U.S. Bank NASDAQ	100.00	103.68	143.75	151.34	127.56	160.15	137.44

(Source: S&P Global, Inc.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Certain selected historical consolidated financial data as of and for the years ended December 31, 2020, 2019 and 2018 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2020	2019(1)	2018(2)	2017	2016(3)
	(Dollars in thousands, except share and per share data)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$422,766	$346,248	$268,947	$182,103	$142,098
Available for sale securities	772,890	372,545	337,293	309,615	316,455
Loans held for investment	4,491,764	3,915,310	3,708,306	2,270,876	1,891,635
Allowance for credit losses on loans	53,173	29,438	26,331	23,649	17,911
Goodwill and intangible assets, net	241,596	245,518	249,712	42,663	43,444
Total assets	6,050,128	4,992,654	4,655,249	2,860,231	2,450,948
Noninterest-bearing deposits	1,704,567	1,252,232	1,209,300	683,110	593,751
Interest-bearing deposits	3,283,915	2,815,869	2,453,236	1,530,864	1,276,432
Total deposits	4,988,482	4,068,101	3,662,536	2,213,974	1,870,183
Total shareholders’ equity	758,669	709,865	702,984	306,865	279,817
Total tangible shareholders' equity(4)	517,073	464,347	453,272	264,202	236,373
Selected Income Statement Data:
Net interest income	$202,683	$179,537	$128,579	$103,668	$89,864
Provision for credit losses	27,374	5,939	4,248	13,188	5,469
Net interest income after provision for credit losses	175,309	173,598	124,331	90,480	84,395
Noninterest income	8,156	13,423	7,713	5,861	7,268
Noninterest expense	127,494	120,635	86,787	69,962	59,258
Net income before income taxes	55,971	66,386	45,257	26,379	32,405
Net income	45,534	52,959	37,309	17,632	22,851
Selected Per Share Data:
Earnings per common share, basic	$2.23	$2.50	$2.41	$1.34	$1.78
Earnings per common share, diluted	2.22	2.47	2.37	1.31	1.75
Dividends paid per common share	0.40	—	—	—	—
Book value per common share	37.54	34.59	32.04	23.20	21.59
Tangible book value per common share(4)	25.59	22.62	20.66	19.97	18.24
Weighted average common shares outstanding, basic	20,414,922	21,152,255	15,484,757	13,124,900	12,873,326
Weighted average common shares outstanding, diluted	20,546,126	21,424,366	15,773,039	13,457,718	13,073,932
Shares outstanding at end of period	20,208,323	20,523,816	21,937,740	13,226,826	12,958,341

	As of and for the Years Ended December 31,
	2020	2019(1)	2018(2)	2017	2016(3)
	(Dollars in thousands, except share and per share data)
Selected Performance Metrics:
Return on average assets(5)	0.81%	1.10%	1.11%	0.65%	0.98%
Return on average common equity(5)	6.22%	7.48%	9.02%	5.92%	8.36%
Return on average tangible common equity(4)(5)	9.33%	11.50%	11.20%	6.93%	9.96%
Tax equivalent net interest margin(6)	4.08%	4.22%	4.27%	4.34%	4.37%
Efficiency ratio(7)	60.55%	62.99%	63.68%	63.89%	62.34%
Loans to deposits ratio	90.04%	96.24%	101.25%	102.57%	101.15%
Noninterest expense to average assets	2.26%	2.50%	2.58%	2.59%	2.53%
Dividend payout ratio	17.94%	0.00%	0.00%	0.00%	0.00%
Selected Credit Quality Ratios:
Nonperforming assets to total assets(8)	0.63%	0.74%	0.72%	0.49%	0.75%
Nonperforming loans to total loans(9)	0.64%	0.72%	0.89%	0.59%	0.88%
Allowance for credit losses on loans to nonperforming loans(9)	184.03%	103.76%	79.90%	177.44%	107.26%
Allowance for credit losses on loans to total loans	1.18%	0.75%	0.71%	1.04%	0.95%
Provision for loan losses to average loans	0.61%	0.15%	0.16%	0.63%	0.31%
Net charge-offs to average loans	0.18%	0.07%	0.06%	0.36%	0.04%
Capital Ratios:
Common equity Tier 1 capital ratio	11.80%	11.42%	11.76%	10.54%	11.30%
Tier 1 risk-based capital	12.04%	11.66%	12.01%	10.92%	11.73%
Total risk-based capital	15.71%	14.83%	13.70%	13.43%	12.57%
Leverage capital ratio	8.51%	10.02%	10.61%	9.84%	10.35%
Total equity to total assets	12.54%	14.22%	15.10%	10.73%	11.42%
Tangible equity to tangible assets(4)	8.90%	9.78%	10.29%	9.38%	9.82%

(1)	We completed the acquisition of the LoweryBank branch on February 1, 2019.

(2)	We completed the acquisition of Post Oak Bancshares, Inc. on October 1, 2018.

(3)	We completed the sale of two Central Texas branches acquired from F&M Bancshares during the first quarter of 2016.

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

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

(7)

Efficiency ratio represents total noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets (including the sale of the two acquired Central Texas branches). Additionally, taxes and provision for credit losses are not part of this calculation.

(8)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.

(9)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “ – Cautionary Notice Regarding Forward-Looking Statements,” in the forepart of this report, under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

Overview

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 9, 2020 (the “2019 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2019.

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

Recent Developments Related to COVID-19

The COVID-19 pandemic continues to place significant health, economic and other major pressure throughout the Houston region we serve, the state of Texas, the United States and the entire world. We executed on our pre-existing pandemic response plan with procedures in response to the pandemic to support the safety and well-being of our employees, customers and community that continue through the date of this report:

•

While all of our bank offices generally remain open to customers, we have taken steps to address safety issues by offering in-person visits by appointment, added social distancing markers and plexiglass and are encouraging most of our traffic to leverage our drive-thrus, following the guidelines of the Centers for Disease Control and Prevention (“CDC”).

•	We continue to encourage the use of available eBanking tools and financial education resources.

•	We have provided extensions and deferrals to our loan customers in accordance with the CARES Act.

•

We are actively participating in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of December 31, 2020, we funded over 6,300 loans totaling in excess of $710.0 million. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

•	Our team is at full-strength with some employees utilizing the work-from-home program implemented pursuant to the pre-existing pandemic plan.

•

We are working to ensure the health and safety of our in-office teams with split team rotations, providing CDC-recommended supplies and implementing additional routine cleaning measures to all offices and departments.

Additionally, we recorded an increased provision for the year ended December 31, 2020 driven by the increase in charge-offs, the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and the economic effects related to the volatility of crude oil prices, and further increases may be necessary. We continue to closely monitor this pandemic and its effects and expect to continue to adjust our operations in response to the pandemic as the situation evolves.

Critical Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Allowance for Credit Losses

The allowance for credit losses is a valuation account which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to income that increase the allowance. Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326 – Measurement of Credit Losses on Financial Instruments.

Recently Issued Accounting Pronouncements

We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Nature of Operations and Summary of Significant Accounting and Reporting Policies" of this Report regarding recent accounting pronouncements that have been or will be adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”) along with subsequent amendments thereto, which introduce the current expected credit losses (“CECL”) methodology. ASC 326 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and related disclosures. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities measured at amortized cost. ASC 326 also applies to off-balance sheet credit exposures. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than current practice. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on purchased financial assets with credit deterioration. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, the Company took the option under the CARES Act to temporarily defer the adoption of ASC 326. The decision to delay adoption of ASC 326 was due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston region.  During the deferral, the Company calculated and recorded its provision for credit losses under the incurred loss model that existed prior to ASC 326. The Company adopted the new standard as of January 1, 2020 during the fourth quarter of 2020. ASC 326 is discussed more fully under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Nature of Operations and Summary of Significant Accounting and Reporting Policies" of this Report.

Transition out of Emerging Growth Company Status

Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. In October 2015, we consummated the underwritten initial public offering of our common stock and elected to opt in to such standards, which election was irrevocable. Allegiance's common stock is traded on the NASDAQ Global Market under the ticker symbol "ABTX."

We have been able to take advantage of some of the reduced regulatory and reporting requirements that were available to us as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

As of December 31. 2020, we were no longer eligible for emerging growth company status and the full regulatory and reporting requirements are now applicable to us.

Results of Operations

Net income was $45.5 million, or $2.22 per diluted common share, for the year ended December 31, 2020 compared with $53.0 million, or $2.47 per diluted common share, for the year ended December 31, 2019, a decrease of $7.4 million, or 14.0%. The decrease in net income was primarily the result of a $21.4 million increase in the provision for credit losses in response to COVID-19-related uncertainties in the current economic environment and $4.1 million in other real estate owned write-downs partially offset by a $23.1 million increase in net interest income. Returns on average equity were 6.22% and 7.48%, returns on average assets were 0.81% and 1.10% and efficiency ratios were 60.55% and 62.99% for the years ended December 31, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of the efficiency ratio calculation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 96.1% of total revenue during 2020. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the effective federal funds rate, which is the cost of immediately available overnight funds, and the prime interest rate. The effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end 2018 at 2.50%. During 2019, the effective federal funds rate decreased 75 basis points (25 basis points in each of July, September and October) to end the period at 1.75%. During 2020, the effective federal funds rate decreased 150 basis points in March to end the period at 0.25%.  Similarly, the prime rate increased 100 basis points (25 basis points in each of March, June, September and December) during 2018 to end the year at 5.50%. During 2019, the prime rate decreased 75 basis points (25 basis points in each of August, September and October) to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the year at 3.25%.

Net interest income before the provision for credit losses for the year ended December 31, 2020 was $202.7 million compared with $179.5 million for the year ended December 31, 2019, an increase of $23.1 million, or 12.9%. The increase in net interest income from the previous year was primarily due to increased average interest-earning asset balances and lower funding costs on interest-bearing liabilities.  Average interest-earning assets increased $746.9 million, or 17.5%, for the year ended December 31, 2020 compared with the year ended December 31, 2019.

Interest income was $241.8 million for the year ended December 31, 2020, an increase of $8.9 million, or 3.8%, compared with $232.9 million for the year ended December 31, 2019 primarily due to the increase and mix of average interest-earning asset balances. Average securities outstanding increased $233.1 million, or 65.6% for the same period. Average loans outstanding increased $551.5 million, or 14.4%, for the year ended December 31, 2020 compared to the year ended 2019 primarily due to the origination of $710.2 million of PPP loans during 2020. These increases were partially offset by the decrease in the average yield on loans to 5.15% for the year ended December 31, 2020 from 5.78% for the same period in 2019 primarily due to the impact of the lower-yielding PPP loans, a lower interest rate environment (for core loan yields), and lower acquisition accounting loan discount accretion included in interest income on loans. Acquisition accounting loan discount accretion decreased to $2.5 million during the year ended December 31, 2020 from $8.9 million for the same period in 2019.

Interest expense was $39.1 million for the year ended December 31, 2020, a decrease of $14.3 million, or 26.8%, compared with $53.4 million for the year ended December 31, 2019. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 119 basis points for the year ended December 31, 2020 compared to 187 basis points for the same period in 2019. Average interest-bearing liabilities increased $424.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily the result of increased deposits due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, organic deposit growth and a full year effect of the subordinated debt offering in December 2019.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2020 was 4.08%, a decrease of 14 basis points compared to 4.22% for the year ended December 31, 2019. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.83% and the average rate paid on interest-bearing liabilities of 1.19% for the year ended December 31, 2020 decreased by 64 basis points and 68 basis points, respectively, over the same period in 2019. The impact of net acquisition accounting adjustments of $2.9 million and $9.6 million on the tax equivalent net interest margin was an increase of 6 basis points and 22 basis points for the year ended December 31, 2020 and 2019, respectively. Tax equivalent adjustments to net interest margin are the result of increased or decreased income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2020 and 2019, thus making tax-exempt yields relatively more comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,383,375	$225,959	5.15%	$3,831,894	$221,363	5.78%	$2,652,355	$148,223	5.59%
Securities	588,318	15,538	2.64%	355,233	9,909	2.79%	317,329	8,527	2.69%
Deposits in other financial institutions	36,945	265	0.72%	74,655	1,635	2.19%	70,145	1,473	2.10%
Total interest-earning assets	5,008,638	$241,762	4.83%	4,261,782	$232,907	5.47%	3,039,829	$158,223	5.21%
Allowance for credit losses on loans	(46,680)			(28,129)			(24,077)
Noninterest-earning assets	675,701			594,981			349,408
Total assets	$5,637,659			$4,828,634			$3,365,160
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$385,482	$2,045	0.53%	$345,693	$4,010	1.16%	$224,210	$1,834	0.82%
Money market and savings deposits	1,316,188	7,326	0.56%	1,037,126	14,297	1.38%	637,722	4,644	0.73%
Certificates and other time deposits	1,268,080	21,675	1.71%	1,276,684	26,656	2.09%	940,356	15,478	1.65%
Borrowed funds	197,525	2,183	1.11%	127,138	4,675	3.68%	240,952	4,788	1.99%
Subordinated debt	108,064	5,850	5.41%	64,451	3,732	5.79%	48,776	2,900	5.95%
Total interest-bearing liabilities	3,275,339	$39,079	1.19%	2,851,092	$53,370	1.87%	2,092,016	$29,644	1.42%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,593,354			1,194,496			848,276
Other liabilities	37,278			74,777			11,427
Total liabilities	4,905,971			4,120,365			2,951,719
Shareholders' equity	731,688			708,269			413,441
Total liabilities and shareholders' equity	$5,637,659			$4,828,634			$3,365,160
Net interest rate spread			3.64%			3.60%			3.79%
Net interest income and margin(1)		$202,683	4.05%		$179,537	4.21%		$128,579	4.23%
Net interest income and margin (tax equivalent)(2)		$204,416	4.08%		$180,036	4.22%		$129,652	4.27%
(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$32,552	$(27,956)	$4,596	$65,917	$7,223	$73,140
Securities	6,502	(873)	5,629	1,018	364	1,382
Deposits in other financial institutions	(826)	(544)	(1,370)	95	67	162
Total increase in interest income	38,228	(29,373)	8,855	67,030	7,654	74,684

Interest-Bearing liabilities:
Interest-bearing demand deposits	462	(2,427)	(1,965)	994	1,182	2,176
Money market and savings deposits	3,847	(10,818)	(6,971)	2,909	6,744	9,653
Certificates and other time deposits	(180)	(4,801)	(4,981)	5,536	5,642	11,178
Borrowed funds	2,588	(5,080)	(2,492)	(2,262)	2,149	(113)
Subordinated debt	2,525	(407)	2,118	932	(100)	832
Total increase in interest expense	9,242	(23,533)	(14,291)	8,109	15,617	23,726
Increase (decrease) in net interest income	$28,986	$(5,840)	$23,146	$58,921	$(7,963)	$50,958

Provision for Credit Losses

Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded a $27.4 million provision for credit losses for the year ended December 31, 2020 compared with $5.9 million for the year ended December 31, 2019. The increase in the provision for the year ended December 31, 2020 was driven by the expected stress on our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and volatility of crude oil prices during the year.

Noninterest Income

Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, nonsufficient funds fees and rebates from our correspondent bank. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $8.2 million for the year ended December 31, 2020 compared to $13.4 million for the year ended December 31, 2019, a decrease of $5.3 million, or 39.2%. Noninterest income decreased in 2020 primarily due to the decrease in rebates from correspondent bank as a result of the decline in the earnings credit rate, losses on sales of other real estate owned and a decrease in gain on sale of securities compared to the year ended December 31, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2020	2019	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$404	$658	$(254)	$658	$755	$(97)
Service charges on deposit accounts	1,530	1,472	58	1,472	869	603
Gain on sale of securities	287	1,459	(1,172)	1,459	—	1,459
(Loss) gain on sale of other real estate and other repossessed assets	(258)	26	(284)	26	(428)	454
Bank owned life insurance income	582	624	(42)	624	579	45
Debit card and ATM card income	2,205	1,984	221	1,984	1,331	653
Rebate from correspondent bank	876	3,580	(2,704)	3,580	2,609	971
Other(1)	2,530	3,620	(1,090)	3,620	1,998	1,622
Total noninterest income	$8,156	$13,423	$(5,267)	$13,423	$7,713	$5,710

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Noninterest expense was $127.5 million for the year ended December 31, 2020 compared to $120.6 million for the year ended December 31, 2019, an increase of $6.9 million, or 5.7%. This increase was primarily due to increased salaries and employee benefits and write-downs of other real estate recorded during the year ended December 31, 2020 partially offset by the decrease in acquisition and merger-related expenses associated with the Post Oak and LoweryBank branch acquisitions recorded during the year ended 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase	For the Years Ended December 31,		Increase
	2020	2019	(Decrease)	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$80,152	$77,593	$2,559	$77,593	$56,704	$20,889
Net occupancy and equipment	7,969	8,179	(210)	8,179	5,845	2,334
Depreciation	3,716	3,192	524	3,192	2,132	1,060
Data processing and software amortization	7,992	7,464	528	7,464	5,120	2,344
Professional fees	3,128	2,333	795	2,333	2,009	324
Regulatory assessments and FDIC insurance	2,926	1,705	1,221	1,705	2,309	(604)
Core deposit intangibles amortization	3,922	4,711	(789)	4,711	1,815	2,896
Communications	1,387	1,839	(452)	1,839	1,185	654
Advertising	1,565	2,367	(802)	2,367	1,725	642
Acquisition and merger-related expenses	—	1,326	(1,326)	1,326	1,661	(335)
Other real estate expense	5,162	614	4,548	614	313	301
Printing and supplies	377	511	(134)	511	388	123
Other	9,198	8,801	397	8,801	5,581	3,220
Total noninterest expense	$127,494	$120,635	$6,859	$120,635	$86,787	$33,848

(1)	Total salaries and employee benefits includes $3.4 million, $3.1 million and $1.7 million in stock based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Salaries and Employee Benefits. Salaries and benefits were $80.2 million for the year ended December 31, 2020, an increase of $2.6 million, or 3.3%, compared to the year ended December 31, 2019 due to compensation increases as well as an increase in the total size of our workforce as our full-time equivalent employees increased to 598 at December 31, 2020 from 588 at December 31, 2019 to support organic growth.

Regulatory assessments and FDIC Insurance. Regulatory assessments and FDIC insurance increased $1.2 million, or 71.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the $1.0 million FDIC Small Bank Assessment Credit received in 2019.

Acquisition and merger-related expenses. Acquisition and merger-related expenses during 2019 were legal, advisory and accounting fees associated with the Post Oak and LoweryBank branch acquisitions.  These expenses also included data processing conversion costs and contract termination costs that resulted from the Post Oak acquisition.

Other real estate expenses. Other real estate expenses increased $4.5 million for the year ended December 31, 2020 to $5.2 million from $614 thousand for the year ended December 31, 2019 primarily due to write-downs on several foreclosed properties and related expenses associated with these properties during the year 2020.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 60.55% for the year ended December 31, 2020 compared to 62.99% for the year ended December 31, 2019 and 63.68% for the year ended December 31, 2018.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2018 to 2019 and again in 2020, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor fixed and variable expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $3.0 million, or 22.3%, to $10.4 million for the year ended December 31, 2020 compared with $13.4 million for the same period in 2019 primarily due to a decrease in pre-tax net income. The effective tax rates were 18.6%, 20.2% and 17.6% for the years ended December 31, 2020, 2019 and 2018, respectively.

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2020 and 2019. This information should be read in conjunction with our consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019 appearing elsewhere in this Annual Report on Form 10-K.

				Earnings Per Share(1)
	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2020
First quarter(2)	$57,452	$45,025	$3,516	$0.17	$0.17
Second quarter(2)	60,452	50,847	9,907	0.49	0.48
Third quarter(2)	60,811	51,909	16,170	0.79	0.79
Fourth quarter	63,047	54,902	15,941	0.78	0.77

2019
First quarter	$57,149	$44,603	$12,678	$0.58	$0.58
Second quarter	58,946	45,571	14,248	0.67	0.66
Third quarter	58,665	44,837	12,047	0.57	0.57
Fourth quarter	58,147	44,526	13,986	0.68	0.67
(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.
(2)	Does not reflect the adoption of ASC 326.

Financial Condition

Loan Portfolio

At December 31, 2020, total loans were $4.49 billion, an increase of $576.5 million, or 14.7%, compared with December 31, 2019 primarily due to the origination of PPP loans during the year ended 2020.

Total loans as a percentage of deposits were 90.0% and 96.2% as of December 31, 2020 and December 31, 2019, respectively. Total loans as a percentage of assets were 74.2% and 78.4% as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$667,079	14.9%	$689,360	17.6%	$702,037	18.9%	$457,129	20.1%	$416,752	22.0%
Mortgage warehouse	—	0.0%	8,304	0.2%	48,274	1.3%	69,456	3.1%	67,038	3.5%
Paycheck Protection Program (PPP)	569,901	12.7%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,999,877	44.5%	1,873,782	47.9%	1,650,912	44.6%	1,080,247	47.5%	891,989	47.2%
Commercial real estate construction and land development	367,213	8.2%	410,471	10.5%	430,128	11.6%	243,389	10.7%	159,247	8.4%
1-4 family residential (including home equity)	737,605	16.4%	698,957	17.8%	649,311	17.5%	301,219	13.3%	246,987	13.1%
Residential construction	127,522	2.8%	192,515	4.9%	186,411	5.0%	109,116	4.8%	98,657	5.2%
Consumer and other	22,567	0.5%	41,921	1.1%	41,233	1.1%	10,320	0.5%	10,965	0.6%
Total loans	4,491,764	100.0%	3,915,310	100.0%	3,708,306	100.0%	2,270,876	100.0%	1,891,635	100.0%
Allowance for credit losses on loans	(53,173)		(29,438)		(26,331)		(23,649)		(17,911)
Loans, net	$4,438,591		$3,885,872		$3,681,975		$2,247,227		$1,873,724

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

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased $22.3 million, or 3.2%, to $667.1 million as of December 31, 2020 compared to $689.4 million as of December 31, 2019.

Mortgage Warehouse. We made loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which are segregated in our mortgage warehouse portfolio.  These promissory notes originated by our mortgage warehouse customers carried terms and conditions as would be expected in the competitive permanent mortgage market and served as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes were warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank.  For mortgage promissory notes secured by residential property, the warehouse time was normally 10 to 20 days.  For mortgage promissory notes secured by commercial property, the warehouse time was normally 40 to 50 days.  The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. We made the strategic decision in 2019 to exit this line of business. There were no mortgage warehouse loans of this type as of December 31, 2020.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2020 and December 31, 2019, 54.6% and 53.8%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $126.1 million, or 6.7%, to $2.00 billion as of December 31, 2020 from $1.87 billion as of December 31, 2019 primarily as a result of organic loan growth.  Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans decreased $6.3 million, or 7.7%, to $75.9 million as of December 31, 2020 from $82.2 million as of December 31, 2019. We had 142 multi-family loans with an average loan size of $535 thousand as of December 31, 2020.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2020 and December 31, 2019, 26.8% and 31.9%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development land loans decreased $43.3 million, or 10.5%, to $367.2 million as of December 31, 2020 compared to $410.5 million as of December 31, 2019.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $38.6 million, or 5.5%, to $737.6 million as of December 31, 2020 from $699.0 million as of December 31, 2019. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $5.0 million, or 45%, to $117.5 million as of December 31, 2020 from $112.5 million as of December 31, 2019.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $65.0 million, or 33.8%, to $127.5 million as of December 31, 2020 from $192.5 million as of December 31, 2019.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $19.4 million, or 46.2%, to $22.6 million as of December 31, 2020 from $41.9 million as of December 31, 2019.

“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and are expected to continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.

Hotel. Our hotel loans, excluding PPP loans, at December 31, 2020 totaled $128.4 million, or 2.8% of total loans, of which $117.7 million was commercial real estate and $1.4 million were on nonaccrual status. At December 31, 2020, our allowance for credit losses on loans allocated to our total hotel loan portfolio totaled 3.2% of total hotel loans.

Restaurant and Bar. Our restaurant and bar loans, excluding PPP loans, at December 31, 2020 totaled $116.7 million, or 2.6% of total loans, of which $83.4 million was commercial real estate and $494 thousand were on nonaccrual status. At December 31, 2020, our allowance for credit losses on loans allocated to our total restaurant and bar loan portfolio was 1.3% of total restaurant and bar loans.

Oil and Gas. Our oil and gas loans, excluding PPP loans, at December 31, 2020 totaled $74.8 million, or 1.7% of total loans, of which $28.4 million was commercial real estate and $580 thousand were on nonaccrual status. At December 31, 2020, our allowance for credit losses on loans allocated to our total oil and gas loan portfolio was 2.3% of total oil and gas loans. At December 31, 2020, we did not have exposure to exploration and production or reserve-based lending and only had minimal exposure to the industry. Crude oil prices decreased sharply in the first quarter of 2020 and remained volatile throughout the remainder of 2020, which has adversely impacted these loans, increasing our classified oil and gas loans. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2020
		Due After
	Due in	One Year
	One Year	Through		Due After
	or Less	Five Years		Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$313,600	$274,675		$78,804	$667,079
Mortgage Warehouse	—	—		—	—
Paycheck Protection Program (PPP)	—	569,901		—	569,901
Real estate:
Commercial real estate (including multi family residential)	312,807	1,272,018		415,052	1,999,877
Commercial real estate construction and land development	85,194	237,947		44,072	367,213
1-4 family residential (including home equity)	104,699	365,001		267,905	737,605
Residential construction	92,402	15,383		19,737	127,522
Consumer and other	26,143	(4,715)	(1)	1,139	22,567
Total loans	$934,845	$2,730,210		$826,709	$4,491,764

Loans with predetermined (fixed) interest rates	$580,970	$2,488,221		$329,437	$3,398,628
Loans with floating interest rates	353,875	241,989		497,272	1,093,136
Total loans	$934,845	$2,730,210		$826,709	$4,491,764

(1)	Includes net deferred fees of $13.9 million on PPP loans.

	As of December 31, 2019
		Due After
	Due in	One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$353,313	$260,538	$75,509	$689,360
Mortgage Warehouse	8,304	—	—	8,304
Real estate:
Commercial real estate (including multi- family residential)	246,320	1,227,767	399,695	1,873,782
Commercial real estate construction and land development	98,953	231,972	79,546	410,471
1-4 family residential (including home equity)	86,612	397,126	215,219	698,957
Residential construction	128,839	39,334	24,342	192,515
Consumer and other	31,593	9,556	772	41,921
Total loans	$953,934	$2,166,293	$795,083	$3,915,310

Loans with predetermined (fixed) interest rates	$500,662	$1,949,762	$346,813	$2,797,237
Loans with floating interest rates	453,272	216,531	448,270	1,118,073
Total loans	$953,934	$2,166,293	$795,083	$3,915,310

Concentrations of Credit

The vast majority of our lending activity occurs in the Houston region. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston region. As of December 31, 2020, 2019 and 2018, commercial real estate and commercial construction loans represented 52.7%, 58.3% and 56.1%, respectively, of our total loans.

Asset Quality

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $28.9 million, $28.4 million and $33.0 million in nonperforming loans as of December 31, 2020, 2019 and 2018, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $902 thousand, $1.2 million and $1.0 million would have been recorded as income for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$10,747	$8,388	$10,861	$6,437	$3,896
Mortgage warehouse	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	10,081	6,741	17,776	6,110	11,663
Commercial real estate construction and land development	3,011	9,050	974	—	—
1-4 family residential (including home equity)	4,525	3,294	3,201	781	217
Residential construction	—	746	—	—	—
Consumer and other	529	152	141	—	12
Total nonaccrual loans	28,893	28,371	32,953	13,328	15,788
Accruing loans 90 or more days past due	—	—	—	—	911
Total nonperforming loans(1)	28,893	28,371	32,953	13,328	16,699
Other real estate	9,196	8,337	630	365	1,503
Other repossessed assets	—	—	—	205	286
Total nonperforming assets(2)	$38,089	$36,708	$33,583	$13,898	$18,488
Restructured loans(3)	$12,448	$19,239	$13,494	$17,526	$4,831
Nonperforming assets to total assets	0.63%	0.74%	0.72%	0.49%	0.75%
Nonperforming loans to total loans	0.64%	0.72%	0.89%	0.59%	0.88%
(1)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(2)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.
(3)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2020 and 2019, we had $32.6 million and $20.2 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2020, potential problem loans consisted of 27 credit relationships. Of the total outstanding balance at December 31, 2020, 54.6% related to four customers in the hotel industry, 15.0% related to eight customers in the energy-related industry, 10.8% related to two customers in the customer service industry, 7.1% related to one customer in the residential real estate rental industry, 5.0% related to three customers in the construction services industry, 3.4% related to one customer in the commercial real estate investment industry, 1.2% related to two customers in the commercial services industry, 1.1% related to one customer in the convenience store industry, 0.8% related to two customers in the homestead industry, 0.6% related to one customer in the wholesaler industry, 0.3% related to one customer in the medical industry and 0.1% related to one customer in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for credit losses on loans as a result of our risk grade based allocation methodology. See Note 6 – Loans and Allowance for Credit Losses in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets increased $1.4 million to $38.1 million at December 31, 2020, from $36.7 million at December 31, 2019. Nonaccrual loans consisted of 79 separate credits at December 31, 2020 compared to 69 separate credits at December 31, 2019. Nonperforming assets were 0.85% of total loans at December 31, 2020 compared to 0.94% at December 31, 2019.

The provisions in the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings (“TDR”) to loan modifications, such as extensions or deferrals, related to COVID-19. We elected to adopt these provisions of the CARES Act and are following the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by regulatory agencies.

During the year ended December 31, 2020, the Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. As of December 31, 2020, 164 loans with outstanding loan balances of $161.3 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of December 31, 2020 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$667,079	$127,689	11.3%	$21,747	9.5%	$23,822	14.8%
Mortgage warehouse	—	—	0.0%	—	0.0%	—	0.0%
Paycheck Protection Program (PPP)	569,901	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,999,877	790,468	69.9%	171,945	75.5%	129,067	80.0%
Commercial real estate construction and land development	367,213	88,446	7.8%	20,032	8.8%	5,860	3.6%
1-4 family residential (including home equity)	737,605	118,595	10.5%	12,922	5.7%	2,489	1.6%
Residential construction	127,522	4,452	0.4%	926	0.4%	—	0.0%
Consumer and other	22,567	1,015	0.1%	172	0.1%	59	0.0%
Total loans	$4,491,764	$1,130,665	100.0%	$227,744	100.0%	$161,297	100.0%

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for credit losses calculated in accordance with ASC 326, that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management's best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 6 – Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.

The Company retroactively adopted ASC Topic 326 effective January 1, 2020 during the fourth quarter of 2020. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $3.1 million with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses on loans of $2.1 million related to loans acquired from Post Oak, due to the reclass of PCD discounts as result of adopting CECL. At December 31, 2020, our allowance for credit losses on loans amounted to $53.2 million, or 1.18% of total loans (1.36% excluding PPP loans), compared with $29.4 million, or 0.75%, as of December 31, 2019. This increase in the allowance for credit losses on loans during 2020 primarily reflects the increase in expected losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. The increased allowance for credit losses on loans also reflects the level of net charge-offs, the deterioration of credit quality and other changes within the loan portfolio during 2020.

Collective loss estimates are determined by applying reserve factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The allowance for credit losses on loans also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imprecision. Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and modified loans classified as TDRs and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses on loans and other related data:

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average loans outstanding	$4,383,375	$3,831,894	$2,652,355	$2,081,370	$1,755,319
Gross loans outstanding at end of period	4,491,764	3,915,310	3,708,306	2,270,876	1,891,635
Allowance for credit losses on loans at beginning of period	29,438	26,331	23,649	17,911	13,098
Impact of ASC 326 adoption	5,225	—	—	—	—
Provision for loan losses	26,543	5,939	4,248	13,188	5,469
Charge-offs:
Commercial and industrial loans	(2,938)	(2,688)	(2,424)	(7,673)	(722)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(2,562)	(80)	(42)	(124)	(129)
Commercial real estate construction and land development	(2,573)	(44)	—	—	—
1-4 family residential (including home equity)	(351)	(295)	(25)	—	—
Residential construction	—	—	—	—	—
Consumer and other	(159)	(34)	(24)	(196)	(49)
Total charge-offs for all loan types	(8,583)	(3,141)	(2,515)	(7,993)	(900)
Recoveries:
Commercial and industrial loans	473	274	847	516	186
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	72	3	102	3	43
Commercial real estate construction and land development	—	—	—	10	—
1-4 family residential (including home equity)	—	—	—	10	10
Residential construction	—	—	—	—	—
Consumer and other	5	32	—	4	5
Total recoveries for all loan types	550	309	949	543	244
Net charge-offs	(8,033)	(2,832)	(1,566)	(7,450)	(656)
Allowance for credit losses on loans at end of period	$53,173	$29,438	$26,331	$23,649	$17,911
Allowance for credit losses on loans to total loans	1.18%	0.75%	0.71%	1.04%	0.95%
Net charge-offs to average loans	0.18%	0.07%	0.06%	0.36%	0.04%
Allowance for credit losses on loans to nonperforming loans	184.03%	103.76%	79.90%	177.44%	107.26%

The following table shows the allocation of the allowance for credit losses on loans among our loan categories and the percentage of the respective loan category to total loans held for investment as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial loans	$17,738	14.9%	$8,818	17.6%	$8,351	18.9%	$7,694	20.1%	$5,059	22.0%
Mortgage Warehouse	—	0.0%	—	0.2%	—	1.3%	—	3.1%	—	3.5%
Paycheck Protection Program (PPP)	—	12.7%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	23,934	44.5%	11,170	47.9%	11,901	44.6%	10,253	47.5%	8,950	47.2%
Commercial real estate construction and land development	6,939	8.2%	4,421	10.5%	2,724	11.6%	2,525	10.7%	1,217	8.4%
1-4 family residential (including home equity)	3,279	16.4%	3,852	17.8%	2,242	17.5%	2,140	13.3%	1,876	13.1%
Residential construction	870	2.8%	1,057	4.9%	1,040	5.0%	942	4.8%	748	5.2%
Consumer and other	413	0.5%	120	1.1%	73	1.1%	95	0.5%	61	0.6%
Total allowance for credit losses on loans	$53,173	100.0%	$29,438	100.0%	$26,331	100.0%	$23,649	100.0%	$17,911	100.0%

The Company believes that the allowance for credit losses on loans at December 31, 2020 is adequate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at December 31, 2020 should any of the factors considered by management in making this estimate change.

Allowance for Credit Losses on Unfunded Commitments

Upon adoption of ASC Topic 326 during the fourth quarter of 2020 retroactive to January 1, 2020, the Company established an allowance for credit losses on unfunded commitments of $3.9 million with a corresponding decrease in retained earnings (pre-tax). The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2020, our allowance for credit losses on unfunded commitments amounted to $4.7 million.

See Note 6 – Loans and Allowance for Credit Losses in our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2020, the carrying amount of investment securities totaled $772.9 million, an increase of $400.3 million, or 107.5%, compared with $372.5 million as of December 31, 2019. The overall growth in the securities portfolio is attributable to our excess liquidity during 2020. Securities represented 12.8% and 7.5% of total assets as of December 31, 2020 and 2019, respectively.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 5 – Securities to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

As of December 31, 2020, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

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

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,526	3.30%	$18,536	1.62%	$1,483	2.74%	$25,545	2.05%
Municipal securities	110	4.40%	4,323	3.34%	51,703	3.12%	336,450	3.27%	392,586	3.26%
Agency mortgage-backed pass-through securities	—	0.00%	5,378	2.99%	6,681	3.31%	155,547	1.65%	167,606	1.76%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,354	2.79%	54,828	1.66%	80,182	2.01%
Corporate bonds and other	—	0.00%	3,000	5.75%	35,000	5.72%	24,124	3.10%	62,124	4.70%
Total	$110	4.40%	$18,227	3.62%	$137,274	3.53%	$572,432	2.67%	$728,043	2.86%

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,462	3.30%	$22,129	2.93%	$1,829	2.74%	$29,420	2.99%
Municipal securities	6,402	2.65%	2,087	3.73%	25,792	3.70%	49,919	3.38%	84,200	3.43%
Agency mortgage-backed pass-through securities	—	0.00%	1,160	2.77%	11,682	3.16%	91,827	2.98%	104,669	3.00%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,471	2.78%	80,880	2.47%	106,351	2.55%
Corporate bonds and other	13,820	2.73%	1,518	2.25%	4,000	5.56%	22,353	3.27%	41,691	3.27%
Total	$20,222	2.71%	$10,227	3.17%	$89,074	3.26%	$246,808	2.92%	$366,331	3.00%

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

As of December 31, 2020 and 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.64% during the year ended December 31, 2020 compared with 2.79% for the year ended December 31, 2019. The decrease in average yield during 2020 compared to 2019 was primarily due to the nature of the growth in our securities portfolio during 2020 and the lower interest rate environment during 2020.

Goodwill and Core Deposit Intangibles

Our goodwill was $223.6 million as of December 31, 2020 and 2019.  Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment on October 1st and on an interim basis if an events occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.

During the first quarter of 2020, economic conditions deteriorated significantly with the spread of the COVID-19 pandemic.  As such, we performed an interim quantitative analysis, concluding it was more likely than not that the fair value exceeded the carrying amount and resulted in no impairment charge for the period ended March 31, 2020.  As of June 30, 2020, we performed a qualitative analysis taking into the account the effect that the COVID-19 pandemic continued to have on the economy and determined that goodwill was not impaired. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Company’s stock, among other events and circumstances. As a result of the continued economic decline and its effect on our share price and other factors, we performed our annual quantitative goodwill impairment analysis as of September 30, 2020 and concluded that it was more likely than not that its fair value exceeded its carrying value. Our quantitative impairment analysis involves incorporating assumptions to determine the estimated fair value of the reporting unit. To arrive at a conclusion of fair value, we utilized both the income approach and the market approach valuation methodologies and then applied weighting factors to each approach. Weighting factors represent our best business judgment of the weightings a market participant would utilize in arriving at fair value of the reporting unit. In performing the analysis, we made numerous assumptions with respect to industry performance, business performance, changes in working capital estimates, externally sourced bank peer group market multiples, economic and market conditions and various other matters, all of which require significant management judgment and are highly subjective. Internal management projections related to performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period. The analysis performed and the assumptions that are incorporated into the analysis reflect the best currently available estimates and judgments as to the expected future financial performance of the reporting unit. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

During the fourth quarter of 2020, we reassessed goodwill and determined that no triggering events occurred that would require an updated analysis.  As such, we concluded it was more likely than not that the fair value exceeded the carrying amount and there was no goodwill impairment at December 31, 2020. Even though we determined that there was no goodwill impairment at December 31, 2020, the lingering economic effects of COVID-19 in the market in which we operate, higher than projected credit losses, declines in revenue beyond our current forecasts or significant adverse changes in the operating environment for the financial industry may adversely impact our estimate of the fair value of the reporting unit. Any of these factors could result in future impairments and those impairments could be significant.

Our core deposit intangibles, net, as of December 31, 2020 was $18.0 million compared to $21.9 million as of December 31, 2019. Core deposit intangibles are amortized over the estimated useful life of seven to ten years.

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

Total deposits at December 31, 2020 were $4.99 billion, an increase of $920.4 million, or 22.6%, compared with $4.07 billion at December 31, 2019. The deposit growth we experienced was largely the result of growth in our loan customer base, many of whom also established a deposit relationship with us.  Noninterest-bearing deposits at December 31, 2020 were $1.70 billion, an increase of $452.3 million, or 36.1%, compared with $1.25 billion at December 31, 2019. Interest-bearing deposits at December 31, 2020 were $3.28 billion, an increase of $468.0 million, or 16.6%, compared with $2.82 billion at December 31, 2019.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$385,482	0.53%	$345,693	1.16%	$224,210	0.82%
Money market and savings	1,316,188	0.56%	1,037,126	1.38%	637,722	0.73%
Certificates and other time	1,268,080	1.71%	1,276,684	2.09%	940,356	1.65%
Total interest-bearing deposits	2,969,750	1.05%	2,659,503	1.69%	1,802,288	1.22%
Noninterest-bearing deposits	1,593,354	—	1,194,496	—	848,276	—
Total deposits	$4,563,104	0.68%	$3,853,999	1.17%	$2,650,564	0.83%

Our ratio of average noninterest-bearing deposits to average total deposits was 34.9%, 31.0% and 32.0% for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Three months or less	$230,168	$211,349
Over three months through six months	219,492	126,106
Over six months through 12 months	297,618	249,699
Over 12 months through three years	314,548	198,807
Over three years	26,856	33,987
Total	$1,088,682	$819,948

Borrowings

We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2020, the Company had total borrowing capacity of $1.99 billion, of which $1.44 billion was available under this agreement and $550.2 million was outstanding. FHLB advances of $140.0 million were outstanding at December 31, 2020, at a weighted average rate of 1.19%. Letters of credit were $410.2 million at December 31, 2020, of which $248.4 million will expire in 2021, $151.7 million will expire in 2022 and $10.1 million will expire in 2023.

Credit Agreement

As of December 31, 2020 and 2019, we had $15.6 million and $569 thousand, respectively, of indebtedness owed under our credit agreement with another financial institution.  The interest rate on the outstanding debt under the credit agreement is the Prime Rate minus 25 basis points, or 3.00% at December 31, 2020, and is paid quarterly. On December 28, 2018, we amended the credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2020, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

Subordinated Debt

Junior Subordinated Debentures

In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.6 million at December 31, 2020. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Contractual Obligations

The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2020 and 2019 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our non-cancelable operating leases and our indebtedness owed to another financial institution. Payments related to leases are based on actual payments specified in underlying contracts.

	As of December 31, 2020
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$569	$15,000	$15,569
Operating leases	3,068	4,720	2,648	2,355	12,791
Total	$3,068	$4,720	$3,217	$17,355	$28,360

	As of December 31, 2019
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Credit agreement	$—	$—	$—	$569	$569
Operating leases	2,867	4,812	2,727	2,162	12,568
Total	$2,867	$4,812	$2,727	$2,731	$13,137

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2020
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Commitments to extend credit	$680,981	$251,756	$60,244	$249,024	$1,242,005
Standby letters of credit	16,851	399	5	—	17,255
Total	$697,832	$252,155	$60,249	$249,024	$1,259,260

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

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2020, 2019 and 2018, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Average assets totaled $5.64 billion, $4.83 billion and $3.37 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2020	2019	2018
Sources of Funds:
Deposits:
Noninterest-bearing	28.3%	24.7%	25.2%
Interest-bearing	52.7%	55.2%	53.6%
Borrowed funds	3.5%	2.6%	7.2%
Subordinated debt	1.9%	1.3%	1.4%
Other liabilities	0.6%	1.5%	0.3%
Shareholders’ equity	13.0%	14.7%	12.3%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	77.7%	79.4%	78.8%
Securities	10.4%	7.4%	9.4%
Deposits in other financial institutions	0.7%	1.5%	2.1%
Noninterest-earning assets	11.2%	11.7%	9.7%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	34.9%	31.0%	32.0%
Average loans to average deposits	96.1%	99.4%	100.1%

Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $709.1 million, or 18.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our average loans increased $551.5 million, or 14.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.9 years and modified duration of 6.2 years at December 31, 2020, and a weighted average life of 7.4 years and modified duration of 6.0 years at December 31, 2019.

As of December 31, 2020 and December 31, 2019, we had outstanding commitments to extend credit of $1.24 billion and $1.04 billion, respectively, and commitments associated with outstanding letters of credit of $17.3 million and $15.2 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2020, 2019 and 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2020, we had cash and cash equivalents of $422.8 million compared with $346.2 million at December 31, 2019, an increase of $76.5 million. This increase in cash and cash equivalents was primarily due to the increase of $920.4 million in deposits partially offset by the increase in total loans of $576.5 million and total securities of $400.3 million.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2020 and 2019, the Bank was well-capitalized.

Basel III Capital Rules impacted regulatory capital ratios of banking organizations in the following manner: created a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increased the minimum leverage capital ratio to 4.0% for all banking organizations; increased the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintained the minimum total risk-based capital ratio at 8.0%.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2020 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
Total capital (to risk weighted assets)	15.71%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.80%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.04%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.51%	4.00%	4.00%	N/A

ALLEGIANCE BANK:
Total capital (to risk weighted assets)	15.55%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.32%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.32%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.41%	4.00%	4.00%	5.00%

Total shareholder’s equity was $758.7 million at December 31, 2020, compared with $709.9 million at December 31, 2019, an increase of $48.8 million, or 6.9%, primarily due to net income during 2020 partially offset by share repurchases and dividends paid on common stock during the year. We paid quarterly dividends of $0.10 per common share during each of the first, second, third and fourth quarters of 2020.

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

We entered into an interest rate swap during 2020 for the purpose of reducing interest rate risk. See Note 11 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019
+300	(3.9)%	(5.3)%	10.8%	5.0%
+200	(3.1)%	(3.3)%	8.8%	5.3%
+100	(1.9)%	(1.6)%	5.2%	3.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.7)%	2.3%	(12.9)%	(6.9)%

These results are primarily due to the duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2020, the overall duration of our assets decreased, non-maturity deposit balances increased and FHLB borrowings represented a smaller proportion of our funding mix at year end as deposit growth exceeded loan growth in 2020.

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

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Total shareholders' equity	$758,669	$709,865	$702,984	$306,865	$279,817
Less:
Goodwill and core deposit intangibles, net	241,596	245,518	249,712	42,663	43,444
Tangible shareholders' equity	$517,073	$464,347	$453,272	$264,202	$236,373

Shares outstanding at end of period	20,208,323	20,523,816	21,937,740	13,226,826	12,958,341

Tangible book value per share	$25.59	$22.62	$20.66	$19.97	$18.24

Net income attributable to shareholders	$45,534	$52,959	$37,309	$17,632	$22,851

Average shareholders' equity	$731,688	$708,269	$413,441	$297,627	$273,211
Less:
Average goodwill and other intangible assets, net	243,513	247,854	80,384	43,050	43,880
Average tangible shareholders’ equity	$488,175	$460,415	$333,057	$254,577	$229,331

Return on average tangible equity	9.33%	11.50%	11.20%	6.93%	9.96%

Total assets	$6,050,128	$4,992,654	$4,655,249	$2,860,231	$2,450,948
Less:
Goodwill and core deposit intangibles, net	241,596	245,518	249,712	42,663	43,444
Tangible assets	$5,808,532	$4,747,136	$4,405,537	$2,817,568	$2,407,504
Tangible equity to tangible assets	8.90%	9.78%	10.29%	9.38%	9.82%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 73 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP.  All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.  Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 73 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

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

10.10	Allegiance Bancshares, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2019)

10.11	Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2019)

10.12	Allegiance Bancshares, Inc. 2019 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019)

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 (Registration No. 333-231142))
10.14	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company's Form S-8 (Registration No. 333-231142))
10.15	Form of Restricted Stock Award Agreement for Non-Employee Director (incorporated by reference to Exhibit 99.4 to the Company's Form S-8 (Registration No. 333-231142))

10.16	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)

21.1*	Subsidiaries of Allegiance Bancshares, Inc.

23.1*	Consent of Crowe LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

EXHIBITS

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2021

ALLEGIANCE BANCSHARES, INC.

By:	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Steven F. Retzloff	Chief Executive Officer	March 10, 2021
Steven F. Retzloff	(Principal Executive Officer); Director

/s/ Paul P. Egge	Chief Financial Officer	March 10, 2021
Paul P. Egge	(Principal Financial and Principal Accounting Officer)

/s/ George Martinez	Chairman of the Board	March 10, 2021
George Martinez	Director

/s/ Ramon A. Vitulli, III	Director	March 10, 2021
Ramon A. Vitulli, III

/s/ John Beckworth	Director	March 10, 2021
John Beckworth

/s/ Denise Castillo-Rhodes	Director	March 10, 2021
Denise Castillo-Rhodes

/s/ Jon-Al Duplantier	Director	March 10, 2021
Jon-Al Duplantier

/s/ Matthew H. Hartzell	Director	March 10, 2021
Matthew H. Hartzell

/s/ Robert Ivany	Director	March 10, 2021
Robert Ivany

/s/ Frances H. Jeter	Director	March 10, 2021
Frances H. Jeter

/s/ William S. Nichols, III	Director	March 10, 2021
William S. Nichols, III

Signature	Positions	Date

/s/ Raimundo Riojas E.	Director	March 10, 2021
Raimundo Riojas E.

/s/ Fred S. Robertson	Director	March 10, 2021
Fred S. Robertson

/s/ Louis A. Waters Jr.	Director	March 10, 2021
Louis A. Waters Jr.

/s/ Roland L. Williams	Director	March 10, 2021
Roland L. Williams

/s/ Janet S. Wong	Director	March 10, 2021
Janet S. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Allegiance Bancshares, Inc.

Houston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (“ASC Topic 326”).  The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.  The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Reporting on Management’s Assessment of Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (“ACL”) on Loans – Qualitative Loss Factors

As described in Notes 1 and 6 to the financial statements, the Company adopted ASC Topic 326 as of January 1, 2020 using the modified retrospective approach, recording a net reduction of retained earnings of $5.5 million, after tax.  The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses to be realized over the contractual life of an instrument, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions (see change in accounting principle explanatory paragraph above).

As of December 31, 2020, the ACL on loans of $53,173,000 primarily consisted of 1) loss allocations on loans individually evaluated for impairment and 2) loss allocations on loans collectively evaluated for impairment.  Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the loan portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors.  These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience.

The determination of these inherently subjective qualitative loss factors for each loan portfolio category can have a significant impact on the estimate of expected credit losses recorded within the allocation of the allowance for loans collectively evaluated for impairment.

Given the significance of qualitative loss factors to the overall ACL, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative loss factors, we have identified auditing the qualitative loss factors used to establish the allocation of the ACL on loans collectively evaluated for impairment to be a critical audit matter as it required especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•	Tested the operating effectiveness of internal controls over the determination of qualitative loss factor adjustments.
•

Tested the operating effectiveness of internal controls over the completeness and accuracy of the data used in qualitative loss factor adjustments, as well as internal controls over the mathematical accuracy of management’s ACL calculation.

•

Substantively tested management’s analysis supporting their determination of qualitative loss factor adjustments, including evaluating external economic and industry trends, evaluating the overall composition of the loan portfolio, and period-over-period (adoption date to year end) changes in both current conditions and reasonable and supportable forecasts.

•	Substantively tested the completeness and accuracy of the data used in qualitative loss factor adjustments and verified the mathematical accuracy of management’s qualitative allocation calculation.
•	Evaluated the period-over-period (adoption date to year end) consistency with which qualitative loss factors were determined and applied.

Goodwill Impairment Evaluation

As described in Note 3 to the financial statements, the Company’s goodwill balance was approximately $224,000,000 at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level as of October 1 or more frequently whenever events or circumstances occur that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  Due to the effects of the COVID-19 pandemic on the economy and the movement of the Company’s stock price, management performed a quantitative assessment of goodwill as of September 30, 2020, concluding goodwill was not impaired as of this date.

The goodwill impairment analysis involves significant estimates and subjective assumptions which require a high degree of management judgment.  This judgment includes, but is not limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We identified auditing the Company’s goodwill impairment assessment as a critical audit matter. The principal consideration for this determination was the extent of audit effort and degree of auditor judgment in performing procedures over the significant assumptions, which include the discount rate, prospective financial information, and weighting allocation to valuation methodologies.

The primary procedures we performed to address this critical audit matter included:

•	Tested the effectiveness of controls over management’s goodwill impairment test including controls addressing:
o	Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology.
o

Managements evaluation of significant assumptions used by a third-party valuation specialist, including discount rate, terminal growth rate, and control premium and allocated weightings incorporated into the methodologies used to determine fair value.

•	Substantively tested management’s estimate, including evaluating their judgments and assumptions, for estimating fair value the Company which included:
o	Evaluated key financial data for accuracy, including comparing prospective financial information to the Company’s operating budget.
o	Evaluated management’s ability to reasonably forecast income and cash flows by comparing actual results to management’s historical forecasts.
o	Utilized the work of valuation specialists to evaluate the appropriateness of valuation methodologies, discount rate, control premium, and overall reasonableness of the fair value.
o	Evaluated management’s weighting allocation to each valuation methodology.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Dallas, Texas

March 10, 2021

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$122,897	$213,347
Interest-bearing deposits at other financial institutions	299,869	132,901
Total cash and cash equivalents	422,766	346,248
Available for sale securities, at fair value	772,890	372,545
Loans held for investment	4,491,764	3,915,310
Less: allowance for credit losses on loans	(53,173)	(29,438)
Loans, net	4,438,591	3,885,872
Accrued interest receivable	40,053	15,468
Premises and equipment, net	70,685	66,790
Other real estate owned	9,196	8,337
Federal Home Loan Bank stock	7,756	6,242
Bank owned life insurance	27,686	27,104
Goodwill	223,642	223,642
Core deposit intangibles, net	17,954	21,876
Other assets	18,909	18,530
TOTAL ASSETS	$6,050,128	$4,992,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,704,567	$1,252,232
Interest-bearing
Demand	437,328	367,278
Money market and savings	1,499,938	1,258,008
Certificates and other time	1,346,649	1,190,583
Total interest-bearing deposits	3,283,915	2,815,869
Total deposits	4,988,482	4,068,101
Accrued interest payable	2,701	4,326
Borrowed funds	155,515	75,503
Subordinated debt	108,322	107,799
Other liabilities	36,439	27,060
Total liabilities	5,291,459	4,282,789
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,208,323 shares issued and outstanding at December 31, 2020 and 20,523,816 shares issued and outstanding at December 31, 2019	20,208	20,524
Capital surplus	508,794	521,066
Retained earnings	195,236	163,375
Accumulated other comprehensive income	34,431	4,900
Total shareholders’ equity	758,669	709,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,050,128	$4,992,654

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$225,959	$221,363	$148,223
Securities:
Taxable	8,227	6,975	2,725
Tax-exempt	7,311	2,934	5,802
Deposits in other financial institutions	265	1,635	1,473
Total interest income	241,762	232,907	158,223
INTEREST EXPENSE:
Demand, money market and savings deposits	9,371	18,307	6,478
Certificates and other time deposits	21,675	26,656	15,478
Borrowed funds	2,183	4,675	4,788
Subordinated debt	5,850	3,732	2,900
Total interest expense	39,079	53,370	29,644
NET INTEREST INCOME	202,683	179,537	128,579
Provision for credit losses	27,374	5,939	4,248
Net interest income after provision for credit losses	175,309	173,598	124,331
NONINTEREST INCOME:
Nonsufficient funds fees	404	658	755
Service charges on deposit accounts	1,530	1,472	869
Gain on sale of securities	287	1,459	—
(Loss) gain on sale of other real estate and other repossessed assets	(258)	26	(428)
Bank owned life insurance income	582	624	579
Rebate from correspondent bank	876	3,580	2,609
Other	4,735	5,604	3,329
Total noninterest income	8,156	13,423	7,713
NONINTEREST EXPENSE:
Salaries and employee benefits	80,152	77,593	56,704
Net occupancy and equipment	7,969	8,179	5,845
Depreciation	3,716	3,192	2,132
Data processing and software amortization	7,992	7,464	5,120
Professional fees	3,128	2,333	2,009
Regulatory assessments and FDIC insurance	2,926	1,705	2,309
Core deposit intangibles amortization	3,922	4,711	1,815
Communications	1,387	1,839	1,185
Advertising	1,565	2,367	1,725
Other real estate expense	5,162	614	313
Acquisition and merger-related expenses	—	1,326	1,661
Other	9,575	9,312	5,969
Total noninterest expense	127,494	120,635	86,787
INCOME BEFORE INCOME TAXES	55,971	66,386	45,257
Provision for income taxes	10,437	13,427	7,948
NET INCOME	$45,534	$52,959	$37,309
EARNINGS PER SHARE:
Basic	$2.23	$2.50	$2.41
Diluted	$2.22	$2.47	$2.37
DIVIDENDS PER SHARE	$0.40	$—	$—

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$45,534	$52,959	$37,309
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period, net of tax	30,747	8,941	(3,224)
Reclassification of gain realized through the sale of securities, net of tax	(227)	(1,153)	—
Change in fair value of cash flow hedge, net of tax	(989)	—	—
Total other comprehensive income (loss), net of tax	29,531	7,788	(3,224)
Comprehensive income	$75,065	$60,747	$34,085

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2017	13,226,826	$13,227	$218,408	$74,894	$336	$306,865
Net income				37,309		37,309
Other comprehensive income					(3,224)	(3,224)
Reclassification of amounts within AOCI to retained earnings due to tax reform				(72)		(72)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	378,293	378	3,372			3,750
Common stock issued in connection with the acquisition of Post Oak Bancshares, Inc., net of registration expenses	8,402,010	8,402	350,381			358,783
Repurchase of common stock	(69,389)	(69)	(2,043)			(2,112)
Stock based compensation expense			1,685			1,685
BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				52,959		52,959
Other comprehensive income					7,788	7,788
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	272,353	272	3,140			3,412
Repurchase of common stock	(1,686,277)	(1,686)	(56,977)			(58,663)
Stock based compensation expense			3,100			3,100
BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Cumulative effect of change in accounting principle related to ASU 2016-13				(5,508)		(5,508)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	20,523,816	20,524	521,066	157,867	4,900	704,357
Net income				45,534		45,534
Other comprehensive income					29,531	29,531
Cash dividends declared, $0.40 per share				(8,165)		(8,165)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	203,404	203	2,366			2,569
Repurchase of common stock	(518,897)	(519)	(18,063)			(18,582)
Stock based compensation expense			3,425			3,425
BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669

See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,534	$52,959	$37,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,638	7,903	3,947
Provision for credit losses	27,374	5,939	4,248
Deferred income tax benefit	(7,059)	(87)	(256)
Net amortization of premium on investments	3,731	4,051	3,533
Excess tax benefit from stock based compensation	(149)	(11)	(587)
Bank owned life insurance income	(582)	(624)	(579)
Net accretion of discount on loans	(2,508)	(8,853)	(2,702)
Net amortization of discount on subordinated debt	113	111	110
Net accretion of discount on certificates of deposit	(356)	(772)	(367)
Loss (gain) on sale or write-downs of other real estate and other repossessed assets	4,323	(26)	428
Net gain on sale of securities	(287)	(1,459)	—
Federal Home Loan Bank stock dividends	(192)	(403)	(396)
Stock based compensation expense	3,425	3,100	1,685
Net change in operating leases	2,627	2,097	—
Increase in accrued interest receivable and other assets	(24,964)	(111)	(2,136)
Increase in accrued interest payable and other liabilities	2,395	3,053	1,822
Net cash provided by operating activities	61,063	66,867	46,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	3,959,259	3,462,495	2,328,864
Proceeds from sales and calls of available for sale securities	38,106	173,024	12,701
Purchase of available for sale securities	(4,362,521)	(3,663,770)	(2,334,149)
Net change in total loans	(591,471)	(165,984)	(270,314)
Purchase of bank premises and equipment	(7,182)	(13,385)	(3,419)
Proceeds from sale of bank premises, equipment and other real estate	4,027	1,871	—
Net (redemptions) purchases of Federal Home Loan Bank stock	(1,322)	5,102	4,746
Net cash paid for the LoweryBank branch acquisition	—	(32,867)	—
Net cash and cash equivalents acquired in the purchase of Post Oak Bancshares, Inc.	—	—	230,416
Net cash used in investing activities	(961,104)	(233,514)	(31,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	452,335	29,052	93,053
Net increase in interest-bearing deposits	468,402	361,536	64,566
Net change in other borrowed funds	65,000	(149,990)	(87,076)
Net increase in borrowings under credit agreement	15,000	—	—
Proceeds from subordinated notes issuance	—	58,601	—
Dividends paid to common shareholders	(8,165)	—	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	2,569	3,412	3,750
Cash paid for fractional shares related to the Post Oak acquisition	—	—	(21)
Registration expenses related to common stock issued in the Post Oak acquisition	—	—	(220)
Repurchase of common stock	(18,582)	(58,663)	(2,112)
Net cash provided by financing activities	976,559	243,948	71,940
NET CHANGE IN CASH AND CASH EQUIVALENTS	76,518	77,301	86,844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	346,248	268,947	182,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$422,766	$346,248	$268,947
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$15,100	$15,400	$6,650
Interest paid	40,704	51,856	27,442
Cash paid for operating lease liabilities	3,282	3,543	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$3,056	$13,277	$—
Loans transferred to other real estate	9,209	7,707	265
Other real estate transferred to loans	2,379	—	—
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations and Principles of Consolidation-The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 28 offices, with 27 bank offices in the Houston metropolitan area and one office in Beaumont, just outside of the Houston metropolitan area, as of the year ended December 31, 2020. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans.  Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs.  Accrued interest receivable on loans totaled $34.5 million at December 31, 2020 and was reported in accrued interest receivable on the consolidated balance sheets.  Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.

Purchased Credit Deteriorated (PCD) Loans—Upon adoption of ASC 326, the allowance for credit losses was determined for each loan and added to the loan’s carrying amount to establish a new amortized cost basis.  The difference between the unpaid principal balance of the loan and the new amortized cost basis was the noncredit premium or discount which was amortized into interest income over the remaining life of the loan.  Changes to the allowance for credit losses after adoption are recorded through provision expense.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrefundable Fees and Costs Associated with Lending Activities—Loan commitment and loan origination fees, and certain direct origination costs, are deferred and recognized in interest income as an adjustment to yield without anticipating prepayments using the interest method over the related loan life or; if the commitment expires unexercised, balances are recognized in income upon expiration of the commitment.

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

In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively and individually evaluated. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged-off or charged-down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and timing of the charge-off or charge-down: (1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency; (2) the collateral securing the loan has been sold and there is an actual deficiency; (3) the Bank is proceeding with lengthy legal action to collect its balance; (4) the borrower is unable to be located; or (5) the borrower has filed bankruptcy. Charge-offs occur when the Company confirms a loss on a loan.

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

Prior to the adoption of ASC Topic 326 on January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as a provision for credit losses expense.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – The allowance for credit losses is a valuation account that is established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities.

Allowance for Credit Losses on Loans - Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses in the loan portfolio at the balance sheet date. The Company disaggregates the loan portfolio into pools for purposes of determining the allowance for credit losses. These pools are based on the level at which the Company develops, documents and applies a systematic methodology to determine the allowance for credit losses.

Loans with similar risk characteristics are collectively evaluated resulting in loss estimates as determined by applying reserve factors, such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools for assessment. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, nonaccrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each year by the Company and are dependent on the current economic environment among other factors. A reasonable and supportable period of twelve months was utilized for all loan pools, followed by an immediate reversion to long term averages. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type.

Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. In order to assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans, modified loans classified as troubled debt restructurings and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis in order to determine whether a specific reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. The Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

A change in the allowance for credit losses on loans can be attributable to several factors, most notably specific reserves for individually evaluated loans, historical lifetime loan loss information, and changes in economic factors and growth in the loan portfolio. Specific reserves that are calculated on an individual basis and the qualitative assessment of all other loans reflect current

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in the credit quality of the loan portfolio. Historical lifetime credit losses, on the other hand, are based on an open-pool (“cumulative loss rate”) methodology, which is then applied to estimate lifetime credit losses in the loan portfolio. The allowance for credit losses on loans is further determined by the size of the loan portfolio subject to the allowance methodology and factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of lifetime losses as of the date of measurement. The Company’s analysis of qualitative, or economic, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses.

The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. The estimated loan losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, changes in lending policies and procedures, policy exceptions, independent loan review results, internal risk ratings and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan pool based on the assessment of these various qualitative factors. The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as internal credit risk movements and a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.

While policies and procedures used to estimate the allowance for credit losses on loans, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators and internal audit, they are approximate and could materially change based on changes within the loan portfolio and effects from economic factors. There are factors beyond the Company’s control, such as changes in projected economic conditions, including political instability or global events affecting the U.S. economy, real estate markets or particular industry conditions which could cause changes to expectations for current conditions and economic forecasts that could result in an unanticipated increase in the allowance and may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

In assessing the adequacy of the allowance for credit losses on loans, the Company considers the results of its ongoing independent loan review process. The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. The Company incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs.  Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and as allowed under ASC Topic 326 is excluded from the tabular loan disclosures in Note 6 – Loans and Allowance for Credit Losses.

Allowance for Credit Losses on Unfunded Commitments - The Company estimates expected credit losses over the contractual term in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

Allowance for Credit Losses - Securities Available for Sale – For securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company first assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provisions for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation applies to all of the Company’s securities and no allowance for credit losses was recorded on its available for sale securities portfolio at transition.

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Accrued interest receivable on available for sale securities totaled $5.5 million at December 31, 2020 and is excluded from the estimate of credit losses.

Troubled debt restructurings (TDRs)— Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. The Company assesses the exposure for each modification, by collateral discounting and determines if a specific allocation to the allowance for credit losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. The Company returns troubled debt restructurings to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months.

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

Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2020, the $9.2 million balance of other real estate owned primarily consisted of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill—Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually on October 1 for impairment or more frequently if events and circumstances exist that indicate that the carrying amount of the asset may not be recoverable and a goodwill impairment test should be performed. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

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

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to extend credit, issued to meet customer financing needs. The face amount for these items represents a promise to lend before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock Based Compensation—Compensation cost is recognized for stock options, restricted stock awards and performance share units (“PSUs”) issued to employees and directors, based on the fair value of these awards at the date of grant. The expense associated with stock based compensation is recognized over the required service period, generally defined as the vesting period of each individual arrangement.

The fair value of stock options granted are estimated at the date of grant using the Black-Scholes model.

The fair value of restricted stock awards is generally the market price of our stock on the date of grant. The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. PSUs are contingent upon performance and service conditions, which affect the number of shares ultimately issued. The Company periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.

Employee Stock Purchase Plan—The cost of shares issued in the ESPP, but not allocated to participants, is shown as a reduction of shareholder’s equity. Compensation expense is based on the market price of the shares as they are committed to be released to participant accounts.The fair value of shares purchased in the plan are estimated at the date of grant using the Black-Scholes model.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, performance share unit awards and the Employee Stock Purchase Plan.

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

New Accounting Standards

Adoption of New Accounting Standards

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), was issued by the FASB in June 2016 along with subsequent amendments thereto, which introduce the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities measured at amortized cost. ASC Topic 326 also applies to off-balance sheet credit exposures. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than previous practice. For available for sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allowed the option to temporarily defer or suspend the adoption of ASC Topic 326. The Company elected to temporarily defer the adoption of CECL due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market. During the deferral, the Company calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. The Company adopted the new standard as of January 1, 2020 during the fourth quarter of 2020.

Upon adoption of ASC Topic 326, the Company recognized an increase in allowance for credit losses on loans of $3.1 million and the establishment of an allowance for credit losses for off-balance sheet exposure of $3.9 million and a corresponding decrease in retained earnings of $5.5 million, after-tax. The Company adopted ASC Topic 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) loans, which did not require re-evaluation of whether loans previously classified as purchased credit impaired (“PCI”) loans met the criteria of PCD assets at the date of adoption.  The Company recognized an increase in the allowance for credit losses for loans of $2.1 million, due to the reclass of PCD discounts previously classified as PCI with a corresponding adjustment to the gross carrying amount of the loans. The remaining noncredit discount was accreted into interest income at the effective interest rate as of January 1, 2020. See Note 6 “Loans and Allowance for Credit Losses” for additional information.

The following table illustrates the impact of adopting ASC Topic 326:
	As of January 1, 2020
	As Reported Under ASC Topic 326	Pre-ASC Topic 326 Adoption	Impact of ASC Topic 326 Adoption
	(Dollars in thousands)
Assets:
Allowance for credit losses on loans:
Commercial and industrial	$15,840	$8,818	$7,022
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,007	11,170	(5,163)
Commercial real estate construction and land development	6,051	4,421	1,630
1-4 family residential (including home equity)	5,452	3,852	1,600
Residential construction	1,056	1,057	(1)
Consumer and other	257	120	137
Allowance for credit losses on loans	$34,663	$29,438	$5,225
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$3,866	$—	$3,866

ASC Topic 326 also requires expected credit losses on available for sale (AFS) debt securities to be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation generally applies to the Company’s securities and no allowance for credit losses were recorded on its AFS securities portfolio at transition. See Note 5 “Securities” for additional information.

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 and did not have a significant impact on the Company's financial statements.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Newly Issued But Not Yet Effective Accounting Standards

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting - Accounting Standards Codification (“ASC”) Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (iii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available for sale or trading. This ASU is available for adoption effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates this ASU will simplify any modifications it executes between the selected start date (yet to be determined) and December 31, 2022 that are directly related to the LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees and costs. ASU 2020-04 is not expected to have a significant impact on the Company’s financial statements.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$39,389	$3,274
Acquisition of Post Oak Bancshares, Inc.	183,736	25,128
Amortization	—	(1,815)
Balance as of December 31, 2018	223,125	26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	223,642	21,876
Amortization	—	(3,922)
Balance as of December 31, 2020	$223,642	$17,954

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The Company performs its annual evaluation of goodwill impairment of Allegiance Bancshares, Inc., the sole reporting unit, on October 1 each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The Company has one reporting unit. Due to the effects that the COVID-19 pandemic continued to have on the economy and the movement of the Company’s stock price, the Company performed its annual quantitative goodwill impairment analysis as of September 30, 2020 and determined that goodwill was not impaired. If adverse economic conditions or declines in the Company’s stock price are sustained, further quantitative and qualitative analysis could result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. However, such a charge would not have an impact on the Company’s liquidity, operations or regulatory capital. No triggering event occurred during the fourth quarter of 2020 that required an updated goodwill impairment analysis at December 31, 2020.

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2020 is as follows (dollars in thousands):

2021	$3,296
2022	3,003
2023	2,323
2024	2,188
2025	2,061
Thereafter	5,083
Total	$17,954

4. CASH AND DUE FROM BANKS

The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2020 and 2019.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$29,420	$298	$(243)	$29,475
Municipal securities	84,200	3,453	(116)	87,537
Agency mortgage-backed pass-through securities	104,669	1,713	(214)	106,168
Agency collateralized mortgage obligations	106,351	1,199	(208)	107,342
Corporate bonds and other	41,691	346	(14)	42,023
Total	$366,331	$7,009	$(795)	$372,545

As of December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$110	$110
Due after one year through five years	12,849	13,412
Due after five years through ten years	105,239	109,238
Due after ten years	362,057	394,471
Subtotal	480,255	517,231
Agency mortgage-backed pass through and collateralized mortgage obligation securities	247,788	255,659
Total	$728,043	$772,890

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Agency mortgage-backed pass-through securities	$28,659	$(146)	$—	$—	$28,659	$(146)
Agency collateralized mortgage obligations	11,629	(39)	4,203	(36)	15,832	(75)
Municipal securities	8,844	(60)	—	—	8,844	(60)
Corporate bonds and other	15,951	(49)	—	—	15,951	(49)
Total	$65,083	$(294)	$4,203	$(36)	$69,286	$(330)

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$22,295	$(239)	$436	$(4)	$22,731	$(243)
Agency mortgage-backed pass-through securities	20,792	(155)	4,369	(59)	25,161	(214)
Agency collateralized mortgage obligations	22,340	(208)	—	—	22,340	(208)
Municipal securities	9,514	(116)	—	—	9,514	(116)
Corporate bonds and other	5,492	(14)	—	—	5,492	(14)
Total	$80,433	$(732)	$4,805	$(63)	$85,238	$(795)

During 2020, the Company sold $30.8 million and had calls of $7.3 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the year ended December 31, 2020.  The Company sold $173.0 million of securities recording gross gains of $2.1 million and gross losses of $596 thousand for a net gain of $1.5 million for the year ended December 31, 2019.

At December 31, 2020 and 2019, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $18.5 million and $24.3 million at December 31, 2020 and 2019, respectively. The majority of the securities were pledged to collateralize public fund deposits.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$667,079	$689,360
Mortgage warehouse	—	8,304
Paycheck Protection Program (PPP)	569,901	—
Real estate:
Commercial real estate (including multi-family residential)	1,999,877	1,873,782
Commercial real estate construction and land development	367,213	410,471
1-4 family residential (including home equity)	737,605	698,957
Residential construction	127,522	192,515
Consumer and other	22,567	41,921
Total loans	4,491,764	3,915,310
Allowance for credit losses on loans	(53,173)	(29,438)
Loans, net	$4,438,591	$3,885,872

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on a semi-annual basis. In connection with the reviews of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

(i) Commercial and Industrial Loans. The Company makes commercial and industrial loans in its market area that are underwritten on the basis of the borrower’s ability to service the debt from income.  The portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. The Company generally takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and typically obtains a personal guaranty of the borrower or principal.

(ii) Commercial Real Estate. The Company makes loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate.

The Company’s nonowner-occupied and multi-family commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. The Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. In addition, these loans are generally guaranteed by individual owners of the borrower and have typically lower loan to value ratios.

Loans secured by owner-occupied properties represented 54.6% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2020. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s region.

(iii) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and generally

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have floating interest rates. Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners.  The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. The Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s region.

(iv) Residential Real Estate Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Company’s region that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a larger number of borrowers.

(v) Consumer and Other Loans. The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. Repayment for these loans will come from a borrower’s income source that are typically independent of the loan purpose. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Credit risk is driven by consumer economic factors, such as, unemployment and general economic conditions in the Company region and the creditworthiness of a borrower.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

Acquired Loans

The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance owed at December 31, 2019 are presented in the table below (dollars in thousands):

As of December 31, 2019
Outstanding balance	$16,589
Less: Discount	(2,414)
Less: Allowance	(259)
Recorded investment	$13,916

Changes in the accretable yield for PCI loans for the year ended December 31, 2019 were deemed immaterial.

Non-PCI Loans

The recorded investment of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance owed are presented in the table below (dollars in thousands).

As of December 31, 2019
Outstanding balance	$672,927
Less: Discount	(3,069)
Recorded investment	$669,858

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the discount accretion for Non-PCI loans were as follows (dollars in thousands):

As of December 31, 2019
Balance at beginning of period	$10,650
Additions	573
Accretion	(8,154)
Balance at end of period	$3,069

Concentrations of Credit

The vast majority of the Company’s lending activity occurs in and around the Houston, Texas area. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

Related Party Loans

As of December 31, 2020 and 2019, loans outstanding to directors, officers and their affiliates totaled $1.2 million and $6.8 million, respectively.

An analysis of activity with respect to these related-party loans is as follows:

2020
(Dollars in thousands)
Beginning balance on January 1	$6,782
New loans and reclassified related loans	90
Repayments and reclassified related loans	(5,689)
Ending balance on December 31	$1,183

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below.  For purposes of this and future disclosures recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $34.5 million and $15.5 million as of December 31, 2020 and 2019, respectively, due to immateriality.

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$2,486	$—	$2,486	$10,747	$653,846	$667,079
Mortgage warehouse	—	—	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—	569,901	569,901
Real estate:
Commercial real estate (including multi-family residential)	3,063	—	3,063	10,081	1,986,733	1,999,877
Commercial real estate construction and land development	2,930	—	2,930	3,011	361,272	367,213
1-4 family residential (including home equity)	3,000	—	3,000	4,525	730,080	737,605
Residential construction	—	—	—	—	127,522	127,522
Consumer and other	46	—	46	529	21,992	22,567
Total loans	$11,525	$—	$11,525	$28,893	$4,451,346	$4,491,764

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $902.5 thousand and $1.2 million would have been recorded as income for the years ended December 31, 2020 and 2019, respectively.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 1 to 9. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (i) the weighted-average risk grade of loans, (ii) the level of classified loans, (iii) the delinquency status of loans (iv) nonperforming loans and (vi) the general economic conditions in the Houston region. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of Pass/Watch (4), it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan reaches a set of internally designated criteria, including Substandard-nonperforming (7) or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.

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

Substandard—Loans classified as substandard have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. These loans so classified are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss—Loans classified as loss are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following table presents risk ratings by category of loan as of December 31, 2020 and 2019:

	As of December 31, 2020									As of December 31, 2019
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$149,522	$81,526	$46,909	$17,610	$20,955	$6,951	$239,045	$—	$562,518	$637,388
Watch	12,755	6,956	6,600	2,436	1,446	1,067	9,766	—	41,026	14,797
Special Mention	758	2,746	3,740	1,860	2,756	—	13,150	—	25,010	10,871
Substandard	12,650	4,272	3,798	7,043	2,577	99	7,946	—	38,385	26,226
Doubtful	69	71	—	—	—	—	—	—	140	78
Total commercial and industrial loans	$175,754	$95,571	$61,047	$28,949	$27,734	$8,117	$269,907	$—	$667,079	$689,360

Mortgage warehouse
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—	$8,304
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total mortgage warehouse loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$8,304

Paycheck Protection Program (PPP)
Pass	$569,901	$—	$—	$—	$—	$—	$—	$—	$569,901	$—
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$569,901	$—	$—	$—	$—	$—	$—	$—	$569,901	$—

Commercial real estate (including multi-family residential)
Pass	$587,089	$321,020	$220,554	$221,147	$156,671	$75,353	$47,189	$—	$1,629,023	$1,760,476
Watch	27,851	45,009	23,492	32,567	24,051	23,531	1,150	—	177,651	56,367
Special Mention	10,931	16,452	9,940	12,128	3,243	14,482	1,100	—	68,276	11,974
Substandard	17,391	27,265	18,926	20,688	27,595	10,896	2,166	—	124,927	44,965
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$643,262	$409,746	$272,912	$286,530	$211,560	$124,262	$51,605	$—	$1,999,877	$1,873,782

Commercial real estate construction and land development
Pass	$172,389	$77,535	$31,392	$16,712	$5,098	$2,036	$14,971	$—	$320,133	$385,832
Watch	12,801	2,943	4,315	13,157	5,290	515	—	—	39,021	9,583
Special Mention	615	1,620	378	—	—	267	—	—	2,880	639
Substandard	2,958	986	693	—	—	—	542	—	5,179	14,417
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$188,763	$83,084	$36,778	$29,869	$10,388	$2,818	$15,513	$—	$367,213	$410,471

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents risk ratings by category of loan as of December 31, 2020 and 2019:

	As of December 31, 2020									As of December 31, 2019
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
1-4 family residential (including home equity)
Pass	$212,543	$128,835	$101,091	$67,257	$44,666	$27,846	$87,836	$—	$670,074	$669,288
Watch	14,153	3,565	4,406	5,994	2,099	3,138	4,312	—	37,667	15,798
Special Mention	6,237	728	4,312	674	2,379	2,006	2,454	—	18,790	5,844
Substandard	1,392	2,308	2,576	1,238	1,869	1,422	269	—	11,074	8,027
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$234,325	$135,436	$112,385	$75,163	$51,013	$34,412	$94,871	$—	$737,605	$698,957

Residential construction
Pass	$106,804	$10,330	$5,288	$742	$1,573	$—	$—	$—	$124,737	$188,636
Watch	2,036	749	—	—	—	—	—	—	2,785	2,560
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	1,319
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$108,840	$11,079	$5,288	$742	$1,573	$—	$—	$—	$127,522	$192,515

Consumer and other
Pass(1)	$(6,193)	$20,578	$1,537	$586	$25	$122	$4,704	$—	$21,359	$41,355
Watch	57	242	27	—	—	—	63	—	389	6
Special Mention	231	—	39	—	—	—	—	—	270	358
Substandard	491	33	25	—	—	—	—	—	549	202
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$(5,414)	$20,853	$1,628	$586	$25	$122	$4,767	$—	$22,567	$41,921

Total loans
Pass	$1,792,055	$639,824	$406,771	$324,054	$228,988	$112,308	$393,745	$—	$3,897,745	$3,691,279
Watch	69,653	59,464	38,840	54,154	32,886	28,251	15,291	—	298,539	99,111
Special Mention	18,772	21,546	18,409	14,662	8,378	16,755	16,704	—	115,226	29,686
Substandard	34,882	34,864	26,018	28,969	32,041	12,417	10,923	—	180,114	95,156
Doubtful	69	71	—	—	—	—	—	—	140	78
Total loans	$1,915,431	$755,769	$490,038	$421,839	$302,293	$169,731	$436,663	$—	$4,491,764	$3,915,310

(1)	Includes net deferred fees of $13.9 million on PPP loans.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2020, 2019 and 2018:

	Commercial and industrial	Mortgage warehouse	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance December 31, 2019	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Impact of ASC 326 adoption	7,022	—	—	(5,163)	1,630	1,600	(1)	137	5,225
Provision for loan losses	4,363	—	—	20,417	3,461	(1,822)	(186)	310	26,543
Charge-offs	(2,938)	—	—	(2,562)	(2,573)	(351)	—	(159)	(8,583)
Recoveries	473	—	—	72	—	—	—	5	550
Net charge-offs	(2,465)	—	—	(2,490)	(2,573)	(351)	—	(154)	(8,033)
Balance December 31, 2020	$17,738	$—	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Allowance for loan losses:
Balance December 31, 2018	$8,351	$—	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	2,881	—	—	(654)	1,741	1,905	17	49	5,939
Charge-offs	(2,688)	—	—	(80)	(44)	(295)	—	(34)	(3,141)
Recoveries	274	—	—	3	—	—	—	32	309
Net charge-offs	(2,414)	—	—	(77)	(44)	(295)	—	(2)	(2,832)
Balance December 31, 2019	$8,818	$—	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Allowance for loan losses:
Balance December 31, 2017	$7,694	$—	$—	$10,253	$2,525	$2,140	$942	$95	$23,649
Provision for loan losses	2,234	—	—	1,588	199	127	98	2	4,248
Charge-offs	(2,424)	—	—	(42)	—	(25)	—	(24)	(2,515)
Recoveries	847	—	—	102	—	—	—	—	949
Net charge-offs	(1,577)	—	—	60	—	(25)	—	(24)	(1,566)
Balance December 31, 2018	$8,351	$—	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331

Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2020 was $4.7 million.  There was no allowance recorded on unfunded commitments at December 31, 2019. The establishment of an allowance in 2020 was due to the adoption of CECL. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.

The following table details activity in the allowance for credit losses on unfunded commitments:

As of December 31, 2020
(Dollars in thousands)
Balance at beginning of period on January 1	$3,866
Provision for credit losses on off-balance sheet exposures	831
Balance at end of period on December 31	$4,697

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral dependent loans were secured by commercial real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. At December 31, 2020, collateral dependent loans consisted primarily of commercial loans. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	As of December 31, 2020
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$5,157	$—	$5,157
Mortgage warehouse	—	—	—	—
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	425	—	—	425
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,101	—	—	3,101
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,526	$5,157	$—	$8,683

The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2020 and 2019, respectively.

	As of December 31, 2020
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,097	$8,650	$10,747
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,487	2,594	10,081
Commercial real estate construction and land development	2,958	53	3,011
1-4 family residential (including home equity)	2,652	1,873	4,525
Residential construction	—	—	—
Consumer and other	—	529	529
Total loans	$15,194	$13,699	$28,893

Impaired Loans. Prior to the adoption of ASC Topic 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the fair value of collateral if repayment was expected solely from the collateral.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents impaired loans at December 31, 2019 as determined under ASC 310 prior to the adoption of ASC Topic 326 by class of loans.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest recognized on impaired loans for the year ended    December 31, 2019:

	For the Year Ended December 31, 2019
	Average	Interest
	Recorded	Income
	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial	$13,376	$399
Mortgage warehouse	—	—
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	25,856	489
Commercial real estate construction and land development	10,251	185
1-4 family residential (including home equity)	2,058	6
Residential construction	594	—
Consumer and other	75	1
PCI	3,133	8
Total	$55,343	$1,088

Troubled Debt Restructurings

As of December 31, 2020 and 2019, the Company had a recorded investment in troubled debt restructurings of $25.8 million and $28.9 million, respectively. The Company allocated $3.3 million and $3.2 million of specific reserves for these loans at December 31, 2020 and 2019, respectively, and did not commit to lend additional amounts on these loans.

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2020, 2019 and 2018:

	As of December 31,
	2020			2019			2018
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	20	$4,333	$4,333	13	$4,358	$4,358	11	$2,770	$2,770
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5	4,560	4,560	1	303	303	3	4,288	4,288
Commercial real estate construction and land development	1	830	830	—	—	—	1	3,114	3,114
1-4 family residential (including home equity)	5	2,051	2,051	1	396	396	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	1	30	30	2	43	43	—	—	—
Total	32	$11,804	$11,804	17	$5,100	$5,100	15	$10,172	$10,172

Troubled debt restructurings resulted in charge-offs of $3.2 million, $251 thousand and $272 thousand during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there were four loans for a total of $2.6 million were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2020.  As of December 31, 2019, there were five loans for a total of $472 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2019. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2020 and 2019. During the year ended December 31, 2020, the Company added $11.8 million in new troubled debt restructurings, of which $8.1 million was still outstanding on December 31, 2020.  During

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year ended December 31, 2019, the Company added $5.1 million in new troubled debt restructurings, of which $4.6 million was still outstanding on December 31, 2019.

During the year ended December 31, 2020, the Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of December 31, 2020, 164 loans with outstanding loan balances of $161.3 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of December 31, 2020 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$667,079	$127,689	11.3%	$21,747	9.5%	$23,822	14.8%
Mortgage warehouse	—	—	0.0%	—	0.0%	—	0.0%
Paycheck Protection Program (PPP)	569,901	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	1,999,877	790,468	69.9%	171,945	75.5%	129,067	80.0%
Commercial real estate construction and land development	367,213	88,446	7.8%	20,032	8.8%	5,860	3.6%
1-4 family residential (including home equity)	737,605	118,595	10.5%	12,922	5.7%	2,489	1.6%
Residential construction	127,522	4,452	0.4%	926	0.4%	—	0.0%
Consumer and other	22,567	1,015	0.1%	172	0.1%	59	0.0%
Total loans	$4,491,764	$1,130,665	100.0%	$227,744	100.0%	$161,297	100.0%

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$422,766	$422,766	$—	$—	$422,766
Available for sale securities	772,890	—	772,890	—	772,890
Loans held for investment, net of allowance	4,438,591	—	—	4,431,816	4,431,816
Accrued interest receivable	40,053	2	5,531	34,520	40,053
Financial liabilities
Deposits	$4,988,482	$—	$5,003,594	$—	$5,003,594
Interest rate swap	1,252	—	1,252	—	1,252
Accrued interest payable	2,701	—	2,701	—	2,701
Borrowed funds	155,515	—	144,629	—	144,629
Subordinated debt	108,322	—	109,832	—	109,832

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$346,248	$346,248	$—	$—	$346,248
Available for sale securities	372,545	—	372,545	—	372,545
Loans held for investment, net of allowance	3,885,872	—	—	3,918,210	3,918,210
Accrued interest receivable	15,468	13	1,783	13,672	15,468
Financial liabilities
Deposits	$4,068,101	$—	$4,073,031	$—	$4,073,031
Accrued interest payable	4,326	—	4,326	—	4,326
Borrowed funds	75,503	—	83,302	—	83,302
Subordinated debt	107,799	—	109,607	—	109,607

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

Loans—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which reprice infrequently are estimated by discounting future cash flows. In accordance with ASU 2016-01, which was adopted effective January 1, 2018, the discount rates used to determine the fair value of loans used interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.

Deposits—The fair value of demand deposits (e.g., interest and noninterest checking, savings and certain types of money market deposits) is the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flows calculation that applies

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,199	$—	$26,199
Municipal securities	—	427,605	—	427,605
Agency mortgage-backed pass-through securities	—	171,289	—	171,289
Agency collateralized mortgage obligations	—	84,370	—	84,370
Corporate bonds and other	—	63,427	—	63,427
Total available for sale securities	$—	$772,890	$—	$772,890

Financial liabilities
Interest rate swap	$—	$1,252	$—	$1,252

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$29,475	$—	$29,475
Municipal securities	—	87,537	—	87,537
Agency mortgage-backed pass-through securities	—	106,168	—	106,168
Agency collateralized mortgage obligations	—	107,342	—	107,342
Corporate bonds and other	—	42,023	—	42,023
Total available for sale securities	$—	$372,545	$—	$372,545

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019. There were no transfers between levels during 2020 or 2019.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	As of December 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral Dependent Loans:
Commercial and industrial	$—	$—	$8,650
Commercial real estate (including multi- family residential)	—	—	2,594
Commercial real estate construction and land development	—	—	53
1-4 family residential (including home equity)	—	—	1,873
Residential construction	—	—	—
Consumer and other	—	—	529
Other real estate owned	—	—	9,196
	$—	$—	$22,895

	As of December 31, 2019
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans:
Commercial and industrial	$—	$—	$4,332
Commercial real estate (including multi- family residential)	—	—	4,876
Commercial real estate construction and land development	—	—	10,057
Residential construction	—	—	471
PCI	—	—	1,380
Other real estate owned	—	—	8,337
	$—	$—	$29,453

Historically, the Company measures fair value for certain loans and other real estate owned on a nonrecurring basis as described below.

Collateral Dependent Loans Specific Allocation of Allowance for Credit Losses on Loans

A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses on loans is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is generally determined by third-party appraisals or internal evaluations, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2020, the balance of other real estate owned was $9.2 million consisting primarily of foreclosed commercial real estate properties recorded as a result of obtaining physical possession of the property. The Company had $8.3 million of other real estate owned at December 31, 2019. As of December 31, 2020 and 2019, no valuation allowance was recorded.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Land	$13,913	$13,913
Buildings	39,998	36,826
Lease right-of-use assets	11,610	11,180
Leasehold improvements	5,689	4,522
Furniture, fixtures and equipment	16,106	13,612
Construction in progress	2	250
Total	87,318	80,303
Less: accumulated depreciation	16,633	13,513
Premises and equipment, net	$70,685	$66,790

Depreciation expense was $3.7 million for the year ended December 31, 2020 and $3.2 million for the year ended December 31, 2019.

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2020 and 2019.

At December 31, 2020, the Company had 14 leases consisting of branch locations and office space along with equipment. On the December 31, 2020 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the year 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental lease information at the dates indicated is as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$11,610	$11,180
Operating lease liability classified as other liabilities	$11,850	$11,477
Weighted average lease term, in years	5.56	5.53
Weighted average discount rate	2.86%	3.19%

Lease costs for the dates indicated is as follows:

	For the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Income Statement:
Operating lease cost	$3,270	$3,073
Short-term lease cost	78	553
Sublease income	(66)	(72)
Total operating lease costs	$3,282	$3,554

A maturity analysis of the Company’s lease liabilities is as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Lease payments due:
Within one year	$3,068	$2,867
After one but within two years	2,664	2,608
After two but within three years	2,056	2,204
After three but within four years	1,591	1,596
After four but within five years	1,057	1,131
After five years	2,355	2,162
Total lease payments	12,791	12,568
Discount on cash flows	941	1,091
Total lease liability	$11,850	$11,477

10. DEPOSITS

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2020 and December 31, 2019 were $726.8 million and $485.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$872,599
After one but within two years	313,154
After two but within three years	92,863
After three but within four years	39,782
After four but within five years	28,251
Total	$1,346,649

The Company had $453.8 million and $263.5 million of brokered deposits as of December 31, 2020 and 2019, respectively. There were no concentrations of deposits with any one depositor at December 31, 2020 or 2019.

Related party deposits from principal officers, directors and their affiliates at December 31, 2020 and 2019 were $9.2 million.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVE INSTRUMENTS

During 2020, the Company entered into a financial derivative.  Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converts the variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company’s cash flow hedge relationship as of December 31, 2020 is as follows:

	Balance Sheet Location	Weighted Average Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	Other liabilities	4.02	0.64%	3 month LIBOR	$100,000	$(1,252)

The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the years ended December 31, 2020 and 2019 were as follows, net of tax:

	Amount of Loss Recognized in Other Comprehensive Loss
	For the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$(989)	$—

The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedge at December 31, 2020 to continue to be effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. At December 31, 2020, the Company expected $96 thousand of the unrealized loss to be reclassified as interest expense during the next twelve months. Losses totaling $76 thousand, net of tax, were reclassified from accumulated other comprehensive income into net income during the year ended December 31, 2020.

12. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2020, the Company had total borrowing capacity of $1.99 billion, of which $1.44 billion was available under this agreement and $550.2 million was outstanding. FHLB advances of $140.0 million were outstanding at December 31, 2020, at a weighted average rate of 1.19%. Letters of credit were $410.2 million at December 31, 2020, of which $248.4 million will expire in 2021, $151.7 million will expire in 2022 and $10.1 million will expire in 2023.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. The credit agreement contains certain restrictive covenants. At December 31, 2020, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at December 31, 2020, and is paid quarterly. Scheduled principal maturities are as follows (dollars in thousands):

2021	$—
2022	—
2023	—
2024	569
2025 and thereafter	15,000
Total	$15,569

13. SUBORDINATED DEBT

Junior Subordinated Debentures

On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III with an aggregate original principal amount of $11.3 million and a current carrying value of $9.6 million at December 31, 2020. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

A summary of pertinent information related to the Company's issuances of junior subordinated debentures outstanding at December 31, 2020 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of December 31, 2020 was 0.23364%.
(2)	All debentures are currently callable.

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

14. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current	$17,527	$13,514	$8,204
Deferred	(7,090)	(87)	(256)
Total	$10,437	$13,427	$7,948

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2020, 2019 and 2018 due to the following:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Taxes calculated at statutory rate	$11,754	$13,940	$9,504
Increase (decrease) resulting from:
Stock based compensation	136	(11)	(400)
Effect of tax-exempt income	(1,475)	(698)	(1,284)
Other, net	22	196	128
Total	$10,437	$13,427	$7,948

The Company recognized net tax shortfall related to stock based compensation totaling $136 thousand in 2020, compared to net tax benefits of $11 thousand in 2019 and $400 thousand in 2018.

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2020 and 2019 are based on the 21% maximum federal statutory tax rate.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$12,590	$6,432
Deferred loan fees	3,164	—
Deferred compensation	655	855
Cash flow hedge	263	—
Other deferred assets	342	—
Total deferred tax assets	17,014	7,287
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(3,964)	(3,591)
Net unrealized gain on available for sale securities	(9,417)	(1,307)
Premises and equipment basis difference	(2,573)	(2,099)
Total deferred tax liabilities	(15,954)	(6,997)
Net deferred tax assets	$1,060	$290

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2020, 2019 and 2018. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2017.

15. STOCK BASED COMPENSATION

At December 31, 2020, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc., on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company and its affiliates. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $3.4 million, $3.1 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of December 31, 2020. There were no stock options granted during 2020 and 2019. Under the Plan, options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the stock option plans during the years ended December 31, 2020 and 2019 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2019	802	$18.88	4.61	$10,830
Options granted	—	—
Options exercised	(179)	15.16
Options forfeited	(7)	24.18
Options outstanding, December 31, 2019	616	$19.90	4.00	$10,904
Options granted	—	—
Options exercised	(141)	15.72
Options forfeited	(6)	20.36
Options outstanding, December 31, 2020	469	$21.08	3.43	$6,118
Options vested and exercisable, December 31, 2020	455	$20.58	3.34	$6,164

The Company expects all outstanding options at December 31, 2020 to vest.

Information related to the stock option plans during each year is as follows:

	2020	2019	2018
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$734	$751	$3,254
Cash received from option exercises	2,221	2,709	3,393
Weighted average fair value of options granted	$—	$—	$18.00

As of December 31, 2020, there was $110 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.53 years.

Restricted Stock Awards

The Company has issued 378,091 restricted stock awards under the Plan as of December 31, 2020.  During 2019, the Company awarded 87,950 shares of restricted stock with a weighted average grant date fair value of $34.97.  During 2020, the Company awarded 63,596 shares of restricted stock with a weighted average grant date fair value of $22.59. The shares of restricted stock generally vest over a period of 4 years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2020 and 2019 including changes during the years then ended is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2019	143	$37.48
Share awards granted	88	34.97
Share awards vested	(45)	36.70
Unvested share awards forfeited or cancelled	(19)	38.46
Nonvested share awards outstanding, December 31, 2019	167	$36.23
Share awards granted	64	22.59
Share awards vested	(60)	33.97
Unvested share awards forfeited or cancelled	(13)	37.92
Nonvested share awards outstanding, December 31, 2020	158	$30.78

At December 31, 2020, there was $4.3 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.28 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2020, 2019 and 2018 was approximately $2.0 million, $1.6 million and $621 thousand, respectively.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  During 2020, the Company awarded 46,243 PSUs.  During 2019, the Company awarded 34,628 PSUs.  The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2020, there was $1.2 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 1.88 years.

16. OTHER EMPLOYEE BENEFITS

401(k) benefit plan

The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee's contributions up to 6% of the employee’s compensation, for a maximum match of 3% of compensation. Matching contribution expense as of December 31, 2020, 2019 and 2018 was $1.4 million, $1.4 million and $962 thousand, respectively.

Profit sharing plan

The financial statements include an accrual for $3.5 million, $3.7 million and $2.5 million for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. 2019 Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows employees to purchase shares at a 15% discount to

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $142 thousand, $210 thousand and $48 thousand for the years ended December 31, 2020, 2019, and 2018 respectively.

17. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$761,938	$480,067	$507,411	$531,470
Standby letters of credit	9,252	8,003	10,843	4,309
Total	$771,190	$488,070	$518,254	$535,779

Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2020, the fixed rate loan commitments have interest rates ranging from 1.20% to 18.00% with a weighted average maturity and rate of 3.53 years and 5.13%, respectively.

18. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2020 and 2019, the Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2020 and 2019:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2020
Total Capital (to risk weighted assets)	$642,155	15.71%	$327,084	8.00%	$429,298	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	482,643	11.80%	183,985	4.50%	286,199	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	492,281	12.04%	245,313	6.00%	347,527	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	492,281	8.51%	231,518	4.00%	231,518	4.00%	N/A	N/A
As of December 31, 2019
Total Capital (to risk weighted assets)	$596,684	14.83%	$321,775	8.00%	$422,330	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	459,447	11.42%	180,999	4.50%	281,553	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	468,972	11.66%	241,331	6.00%	341,886	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	468,972	10.02%	187,146	4.00%	187,146	4.00%	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2020
Total Capital (to risk weighted assets)	$635,223	15.55%	$326,804	8.00%	$428,931	10.50%	$408,506	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	544,331	13.32%	183,828	4.50%	285,954	7.00%	265,529	6.50%
Tier 1 Capital (to risk weighted assets)	544,331	13.32%	245,103	6.00%	347,230	8.50%	326,804	8.00%
Tier 1 Capital (to average tangible assets)	544,331	9.41%	231,334	4.00%	231,334	4.00%	289,167	5.00%
As of December 31, 2019
Total Capital (to risk weighted assets)	$578,425	14.39%	$321,556	8.00%	$422,043	10.50%	$401,945	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	509,372	12.67%	180,875	4.50%	281,362	7.00%	261,265	6.50%
Tier 1 Capital (to risk weighted assets)	509,372	12.67%	241,167	6.00%	341,654	8.50%	321,556	8.00%
Tier 1 Capital (to average tangible assets)	509,372	10.89%	187,018	4.00%	187,018	4.00%	233,773	5.00%

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

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. EARNINGS PER COMMON SHARE

Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options and PSUs issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Common shares issuable under restricted stock awards are considered outstanding at the date of grant and are accounted for as participating securities and included in basic and diluted weighted average common shares outstanding.

	For the Years Ended December 31,
	2020		2019		2018
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$45,534		$52,959		$37,309
Basic:
Weighted average shares outstanding	20,415	$2.23	21,152	$2.50	15,485	$2.41
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	131		272		288
Total	20,546	$2.22	21,424	$2.47	15,773	$2.37

Stock options for 39,050, 23,125 and 54,175 shares were not considered in computing diluted earnings per share as of December 31, 2020, 2019 and 2018, respectively, because they were antidilutive.

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$19,340	$17,775
Investment in subsidiary	820,699	760,131
Other assets	2,691	1,665
TOTAL	$842,730	$779,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$15,514	$504
Subordinated debentures	68,577	68,184
Accrued interest payable and other liabilities	(30)	1,018
Total liabilities	84,061	69,706
SHAREHOLDERS’ EQUITY:
Common stock	20,208	20,524
Capital surplus	508,794	521,066
Retained earnings	195,236	163,375
Accumulated other comprehensive income	34,431	4,900
Total shareholders’ equity	758,669	709,865
TOTAL	$842,730	$779,571

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
OPERATING INCOME:
Other income	$16	$25	$16
Total income	16	25	16
OPERATING EXPENSE:
Interest expense on borrowed funds	3,497	1,459	38
Other expenses	1,595	1,922	1,692
Total operating expense	5,092	3,381	1,730
Income before income tax benefit and equity in undistributed income of subsidiaries	(5,076)	(3,356)	(1,714)
Income tax benefit	1,066	705	360
Income before equity in undistributed income of subsidiaries	(4,010)	(2,651)	(1,354)
Dividends from subsidiary and equity in undistributed income of subsidiaries	49,544	55,610	38,663
Net income	$45,534	$52,959	$37,309

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,534	$52,959	$37,309
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(49,544)	(55,610)	(38,663)
Net amortization of discount on subordinated debentures	392	169	110
Stock based compensation expense	3,425	3,100	1,685
Increase in other assets	(1,026)	(639)	(236)
(Decrease) increase in accrued interest payable and other liabilities	(1,038)	166	279
Net cash (used in) provided by operating activities	(2,257)	145	484
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from subsidiary	13,000	7,500	—
Capital investment in bank subsidiary	—	—	—
Net cash provided by investing activities	13,000	7,500	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, stock option exercises and the ESPP	2,569	3,412	3,552
Net increase in borrowings under credit agreement	15,000	—	—
Proceeds from subordinated notes issuance, net of offering expenses	—	58,601	—
Dividends paid to common shareholders	(8,165)	—	—
Repurchase of common stock	(18,582)	(58,663)	(2,113)
Net cash (used in) provided by financing activities	(9,178)	3,350	1,439
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,565	10,995	1,923
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,775	6,780	4,857
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,340	$17,775	$6,780

ALLEGIANCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share(1)
	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Basic	Diluted
	(Dollars in thousands, except per share data)
2020
First quarter(2)	$57,452	$45,025	$3,516	$0.17	$0.17
Second quarter(2)	60,452	50,847	9,907	0.49	0.48
Third quarter(2)	60,811	51,909	16,170	0.79	0.79
Fourth quarter	63,047	54,902	15,941	0.78	0.77

2019
First quarter	$57,149	$44,603	$12,678	$0.58	$0.58
Second quarter	58,946	45,571	14,248	0.67	0.66
Third quarter	58,665	44,837	12,047	0.57	0.57
Fourth quarter	58,147	44,526	13,986	0.68	0.67

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.
(2)	Does not reflect the adoption of ASC 326.
22. SUBSEQUENT EVENT

Dividend Declaration

On January 27, 2021, the Company declared a cash dividend of $0.12 per share of common stock to be paid on March 15, 2021 to all shareholders of record as of February 26, 2021.