Form 10-Q
period 2021-03-31
Allegiance Bancshares, Inc.
filed 2021-04-29
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of April 27, 2021, the registrant had 20,183,015 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

March 31, 2021

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$141,947	$122,897
Interest-bearing deposits at other financial institutions	482,383	299,869
Total cash and cash equivalents	624,330	422,766
Available for sale securities, at fair value	787,516	772,890
Loans held for investment	4,659,169	4,491,764
Less: allowance for credit losses on loans	(52,758)	(53,173)
Loans, net	4,606,411	4,438,591
Accrued interest receivable	38,632	40,053
Premises and equipment, net	66,115	70,685
Other real estate owned	576	9,196
Federal Home Loan Bank stock	7,775	7,756
Bank owned life insurance	27,825	27,686
Goodwill	223,642	223,642
Core deposit intangibles, net	17,130	17,954
Other assets	31,038	18,909
TOTAL ASSETS	$6,430,990	$6,050,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,914,121	$1,704,567
Interest-bearing
Demand	480,710	437,328
Money market and savings	1,617,823	1,499,938
Certificates and other time	1,361,535	1,346,649
Total interest-bearing deposits	3,460,068	3,283,915
Total deposits	5,374,189	4,988,482
Accrued interest payable	3,862	2,701
Borrowed funds	147,517	155,515
Subordinated debt	108,453	108,322
Other liabilities	36,432	36,439
Total liabilities	5,670,453	5,291,459
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,182,971 shares issued and outstanding at March 31, 2021 and 20,208,323 shares issued and outstanding at December 31, 2020	20,183	20,208
Capital surplus	505,307	508,794
Retained earnings	210,834	195,236
Accumulated other comprehensive income	24,213	34,431
Total shareholders’ equity	760,537	758,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,430,990	$6,050,128

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$57,991	$54,624
Securities:
Taxable	2,402	2,087
Tax-exempt	2,394	546
Deposits in other financial institutions	41	195
Total interest income	62,828	57,452
INTEREST EXPENSE:
Demand, money market and savings deposits	1,484	4,364
Certificates and other time deposits	3,665	6,084
Borrowed funds	539	506
Subordinated debt	1,442	1,473
Total interest expense	7,130	12,427
NET INTEREST INCOME	55,698	45,025
Provision for credit losses	639	10,990
Net interest income after provision for credit losses	55,059	34,035
NONINTEREST INCOME:
Nonsufficient funds fees	83	169
Service charges on deposit accounts	388	457
Gain on sale of securities	49	194
Loss on sale of other real estate and other repossessed assets	(176)	(69)
Bank owned life insurance income	139	151
Rebate from correspondent bank	132	493
Other	1,121	1,330
Total noninterest income	1,736	2,725
NONINTEREST EXPENSE:
Salaries and employee benefits	22,452	19,781
Net occupancy and equipment	2,390	1,907
Depreciation	1,034	866
Data processing and software amortization	2,200	1,826
Professional fees	789	573
Regulatory assessments and FDIC insurance	807	632
Core deposit intangibles amortization	824	990
Communications	321	417
Advertising	298	521
Other real estate expense	113	2,649
Other	3,691	2,239
Total noninterest expense	34,919	32,401
INCOME BEFORE INCOME TAXES	21,876	4,359
Provision for income taxes	3,866	843
NET INCOME	$18,010	$3,516
EARNINGS PER SHARE:
Basic	$0.89	$0.17
Diluted	$0.89	$0.17
DIVIDENDS PER SHARE	$0.12	$0.10

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$18,010	$3,516
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(14,710)	3,466
Reclassification of gain realized through the sale of securities	(49)	(194)
Change in fair value of cash flow hedge	1,824	—
Total other comprehensive (loss) income	(12,935)	3,272
Deferred tax expense related to other comprehensive income	2,717	(686)
Other comprehensive (loss) income, net of tax	(10,218)	2,586
Comprehensive income	$7,792	$6,102

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				3,516		3,516
Other comprehensive income					2,586	2,586
Cash dividends declared, $0.10 per share				(2,033)		(2,033)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,638	75	1,082			1,157
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			804			804
BALANCE AT MARCH 31, 2020	20,355,120	$20,355	$513,894	$164,858	$7,486	$706,593

BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				18,010		18,010
Other comprehensive loss					(10,218)	(10,218)
Cash dividends declared, $0.12 per share				(2,412)		(2,412)
Common stock issued in connection with the exercise of stock options and restricted stock awards	135,854	136	1,191			1,327
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			820			820
BALANCE AT MARCH 31, 2021	20,182,971	$20,183	$505,307	$210,834	$24,213	$760,537

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,010	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,858	1,856
Provision for credit losses	639	10,990
Deferred income tax benefit	(1,899)	(2,250)
Net amortization of premium on investments	1,471	506
Excess tax benefit from stock based compensation	(251)	(25)
Bank owned life insurance income	(139)	(151)
Net accretion of discount on loans	(97)	(1,149)
Net amortization of discount on subordinated debt	28	28
Net accretion of discount on certificates of deposit	(58)	(110)
Loss on sale or write-downs of other real estate and other repossessed assets	1,493	2,283
Net gain on sale of securities	(49)	(194)
Federal Home Loan Bank stock dividends	(19)	(71)
Stock based compensation expense	820	804
Net change in operating leases	712	636
Increase in accrued interest receivable and other assets	(8,012)	(4,141)
Increase (decrease) in accrued interest payable and other liabilities	6,739	(2,118)
Net cash provided by operating activities	21,246	10,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	1,012,785	164,575
Proceeds from sales and calls of available for sale securities	4,898	29,735
Purchase of available for sale securities	(1,048,261)	(309,922)
Net change in total loans	(167,253)	(49,052)
Purchase of bank premises and equipment	(916)	(1,510)
Proceeds from sale of bank premises, equipment and other real estate	8,044	485
Net redemptions of Federal Home Loan Bank stock	—	(6,485)
Net cash used in investing activities	(190,703)	(172,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	209,554	(34,700)
Net increase (decrease) in interest-bearing deposits	176,211	(79,717)
Net change in other borrowed funds	—	100,000
Net (paydown) increase in borrowings under credit agreement	(8,000)	15,000
Dividends paid to common shareholders	(2,412)	(2,033)
Proceeds from the issuance of common stock and stock option exercises	1,327	1,157
Repurchase of common stock	(5,659)	(9,302)
Net cash provided by (used in) financing activities	371,021	(9,595)
NET CHANGE IN CASH AND CASH EQUIVALENTS	201,564	(171,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,766	346,248
CASH AND CASH EQUIVALENTS, END OF PERIOD	$624,330	$174,889
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	5,969	12,932
Cash paid for operating lease liabilities	870	817
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$502	$—
Loans transferred to other real estate	—	4,280
Other real estate transferred to loans	8,125	1,615
Security trades not yet settled	—	16,939

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service banking locations in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of March 31, 2021. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

New Accounting Standards

Adoption of New Accounting Standards

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), was issued by the FASB in June 2016 along with subsequent amendments thereto, which introduce the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities measured at amortized cost. ASC Topic 326 also applies to off-balance sheet credit exposures. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than previous practice. For available for sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. CECL became effective for the Company on January 1; however, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allowed the option to temporarily defer or suspend the adoption of ASC Topic 326. The Company elected to temporarily defer the adoption of CECL due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market. During the deferral, the Company calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. The Company adopted the new standard as of January 1, 2020, during the fourth quarter of 2020, using the modified retrospective method such that prior period amounts were not adjusted, but were reported in accordance with previously applicable generally accepted accounting principles and a cumulative effect adjustment to the opening balance of retained earnings was recognized.

Upon adoption of ASC Topic 326, the Company recognized an increase in allowance for credit losses on loans of $3.1 million and the establishment of an allowance for credit losses for off-balance sheet exposure of $3.9 million and a corresponding decrease in retained earnings of $5.5 million, after-tax. The Company adopted ASC Topic 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) loans, which did not require re-evaluation of whether loans previously classified as purchased credit impaired (“PCI”) loans met the criteria of PCD assets at the date of adoption.  The Company recognized an increase in the allowance for credit losses for loans of $2.1 million, due to the reclass of PCD discounts previously classified as PCI with a corresponding adjustment to the gross carrying amount of the loans. The remaining noncredit discount was accreted into interest income at the effective interest rate as of January 1, 2020. See Note 5 “Loans and Allowance for Credit Losses” for additional information.

The following table illustrates the impact of adopting ASC Topic 326:

	As of January 1, 2020
	As Reported Under ASC Topic 326	Pre-ASC Topic 326 Adoption	Impact of ASC Topic 326 Adoption
	(Dollars in thousands)
Assets:
Allowance for credit losses on loans:
Commercial and industrial	$15,840	$8,818	$7,022
Mortgage warehouse	—	—	—
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,007	11,170	(5,163)
Commercial real estate construction and land development	6,051	4,421	1,630
1-4 family residential (including home equity)	5,452	3,852	1,600
Residential construction	1,056	1,057	(1)
Consumer and other	257	120	137
Allowance for credit losses on loans	$34,663	$29,438	$5,225
Liabilities:
Allowance for credit losses on unfunded commitments	$3,866	$—	$3,866

ASC Topic 326 also requires expected credit losses on available for sale (“AFS”) debt securities to be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation generally applies to the Company’s securities and no allowance for credit losses were recorded on its AFS securities portfolio at transition. See Note 4 “Securities” for additional information.

Newly Issued But Not Yet Effective Accounting Standards

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

2. ACQUISITIONS

Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of an acquired entity are recorded at their fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets is recorded as goodwill. The results of operations for an acquisition would be included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$223,642	$21,876
Amortization	—	(3,922)
Balance as of December 31, 2020	223,642	17,954
Amortization	—	(824)
Balance as of March 31, 2021	$223,642	$17,130

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2021, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2021 is as follows (dollars in thousands):

Remaining 2021	$2,472
2022	3,003
2023	2,323
2024	2,188
2025	2,061
Thereafter	5,083
Total	$17,130

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$24,412	$580	$—	$24,992
Municipal securities	423,389	25,493	(2,881)	446,001
Agency mortgage-backed pass-through securities	172,034	3,204	(1,565)	173,673
Agency collateralized mortgage obligations	78,905	3,378	(246)	82,037
Corporate bonds and other	58,688	2,187	(62)	60,813
Total	$757,428	$34,842	$(4,754)	$787,516

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

As of March 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$805	$807
Due after one year through five years	14,279	14,910
Due after five years through ten years	117,273	121,338
Due after ten years	374,132	394,751
Subtotal	506,489	531,806
Agency mortgage-backed pass through and collateralized mortgage obligation securities	250,939	255,710
Total	$757,428	$787,516

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Municipal securities	$88,124	$(2,881)	$—	$—	$88,124	$(2,881)
Agency mortgage-backed pass-through securities	92,920	(1,565)	—	—	92,920	(1,565)
Agency collateralized mortgage obligations	11,842	(212)	4,074	(34)	15,916	(246)
Corporate bonds and other	6,841	(62)	—	—	6,841	(62)
Total	$199,727	$(4,720)	$4,074	$(34)	$203,801	$(4,754)

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Municipal securities	$8,844	$(60)	$—	$—	$8,844	$(60)
Agency mortgage-backed pass-through securities	28,659	(146)	—	—	28,659	(146)
Agency collateralized mortgage obligations	11,629	(39)	4,203	(36)	15,832	(75)
Corporate bonds and other	15,951	(49)	—	—	15,951	(49)
Total	$65,083	$(294)	$4,203	$(36)	$69,286	$(330)

 The Company sold $4.9 million of securities recording gross gains of $49 thousand for the three months ended March 31, 2021. The Company sold $29.7 million of securities and recorded gross gains of $298 thousand and gross losses of $104 thousand for a net gain of $194 thousand during the three months ended March 31, 2020.  At March 31, 2021 and December 31, 2020, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $18.5 million at March 31, 2021 and December 31, 2020. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial and industrial	$664,792	$667,079
Paycheck Protection Program (PPP)	728,424	569,901
Real estate:
Commercial real estate (including multi-family residential)	2,018,853	1,999,877
Commercial real estate construction and land development	386,637	367,213
1-4 family residential (including home equity)	726,228	737,605
Residential construction	119,528	127,522
Consumer and other	14,707	22,567
Total loans	4,659,169	4,491,764
Allowance for credit losses on loans	(52,758)	(53,173)
Loans, net	$4,606,411	$4,438,591

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below.  For purposes of this and future disclosures recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $33.5 million and $34.5 million as of March 31, 2021 and December 31, 2020, respectively, due to immateriality.

	March 31, 2021
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$3,941	$—	$3,941	$14,059	$646,792	$664,792
Paycheck Protection Program (PPP)	—	—	—	—	728,424	728,424
Real estate:
Commercial real estate (including multi-family residential)	8,712	—	8,712	13,455	1,996,686	2,018,853
Commercial real estate construction and land development	5,691	—	5,691	1,000	379,946	386,637
1-4 family residential (including home equity)	2,488	—	2,488	5,736	718,004	726,228
Residential construction	324	—	324	—	119,204	119,528
Consumer and other	6	—	6	801	13,900	14,707
Total loans	$21,162	$—	$21,162	$35,051	$4,602,956	$4,659,169

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$2,486	$—	$2,486	$10,747	$653,846	$667,079
Paycheck Protection Program (PPP)	—	—	—	—	569,901	569,901
Real estate:
Commercial real estate (including multi-family residential)	3,063	—	3,063	10,081	1,986,733	1,999,877
Commercial real estate construction and land development	2,930	—	2,930	3,011	361,272	367,213
1-4 family residential (including home equity)	3,000	—	3,000	4,525	730,080	737,605
Residential construction	—	—	—	—	127,522	127,522
Consumer and other	46	—	46	529	21,992	22,567
Total loans	$11,525	$—	$11,525	$28,893	$4,451,346	$4,491,764

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 1 to 9. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (i) the weighted-average risk grade of loans, (ii) the level of classified loans, (iii) the delinquency status of loans (iv) nonperforming loans and (vi) the general economic conditions in the Houston region. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of Pass/Watch (4), it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan reaches a set of internally designated criteria, including Substandard-nonperforming (7) or higher, a special assets officer generally will be involved in the monitoring of the loan on an on-going basis.

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

The following table presents risk ratings by category of loan as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$42,316	$130,986	$74,052	$45,122	$17,573	$25,166	$235,233	$—	$570,448	$562,518
Watch	4,886	8,079	5,314	4,381	1,198	1,839	15,629	—	41,326	41,026
Special Mention	784	1,151	2,663	1,798	1,105	2,487	6,148	—	16,136	25,010
Substandard	4,629	11,859	3,007	3,157	4,829	1,245	7,932	—	36,658	38,385
Doubtful	—	213	—	11	—	—	—	—	224	140
Total commercial and industrial loans	$52,615	$152,288	$85,036	$54,469	$24,705	$30,737	$264,942	$—	$664,792	$667,079

Paycheck Protection Program (PPP)
Pass	$331,736	$396,538	$—	$—	$—	$150	$—	$—	$728,424	$569,901
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$331,736	$396,538	$—	$—	$—	$150	$—	$—	$728,424	$569,901

Commercial real estate (including multi-family residential)
Pass	$153,677	$586,634	$296,323	$200,738	$190,080	$212,707	$47,193	$—	$1,687,352	$1,629,023
Watch	6,612	25,111	39,322	17,722	23,039	36,873	1,956	—	150,635	177,651
Special Mention	6,115	11,053	8,007	6,003	10,328	14,462	647	—	56,615	68,276
Substandard	2,909	21,312	24,711	17,806	23,616	31,344	2,553	—	124,251	124,927
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$169,313	$644,110	$368,363	$242,269	$247,063	$295,386	$52,349	$—	$2,018,853	$1,999,877

Commercial real estate construction and land development
Pass	$39,047	$171,318	$61,948	$29,238	$13,064	$8,001	$14,375	$—	$336,991	$320,133
Watch	1,214	17,351	3,466	3,253	6,332	2,606	—	—	34,222	39,021
Special Mention	523	2,091	2,967	374	911	261	113	—	7,240	2,880
Substandard	—	5,983	966	680	—	—	555	—	8,184	5,179
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$40,784	$196,743	$69,347	$33,545	$20,307	$10,868	$15,043	$—	$386,637	$367,213

1-4 family residential (including home equity)
Pass	$55,339	$199,484	$111,305	$89,416	$60,582	$61,211	$84,886	$—	$662,223	$670,074
Watch	3,108	11,833	3,110	4,135	5,660	4,300	4,455	—	36,601	37,667
Special Mention	—	2,387	1,472	4,284	390	4,757	2,453	—	15,743	18,790
Substandard	—	1,375	2,527	3,073	1,499	2,969	218	—	11,661	11,074
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$58,447	$215,079	$118,414	$100,908	$68,131	$73,237	$92,012	$—	$726,228	$737,605

	As of March 31, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
Residential construction
Pass	$16,204	$85,597	$6,971	$5,266	$730	$730	$—	$—	$115,498	$124,737
Watch	50	2,584	742	—	—	—	—	—	3,376	2,785
Special Mention	—	654	—	—	—	—	—	—	654	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$16,254	$88,835	$7,713	$5,266	$730	$730	$—	$—	$119,528	$127,522

Consumer and other
Pass(1)	$(11,511)	$16,325	$2,469	$1,360	$485	$130	$4,027	$—	$13,285	$21,359
Watch	—	53	161	3	—	—	63	—	280	389
Special Mention	—	224	—	33	—	—	3	—	260	270
Substandard	—	470	300	39	73	—	—	—	882	549
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$(11,511)	$17,072	$2,930	$1,435	$558	$130	$4,093	$—	$14,707	$22,567

Total loans
Pass	$626,808	$1,586,882	$553,068	$371,140	$282,514	$308,095	$385,714	$—	$4,114,221	$3,897,745
Watch	15,870	65,011	52,115	29,494	36,229	45,618	22,103	—	266,440	298,539
Special Mention	7,422	17,560	15,109	12,492	12,734	21,967	9,364	—	96,648	115,226
Substandard	7,538	40,999	31,511	24,755	30,017	35,558	11,258	—	181,636	180,114
Doubtful	—	213	—	11	—	—	—	—	224	140
Total loans	$657,638	$1,710,665	$651,803	$437,892	$361,494	$411,238	$428,439	$—	$4,659,169	$4,491,764

(1)	Includes net deferred fees of $22.0 million and $13.9 million on PPP loans as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2021 and 2020:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for loan losses	1,304	—	(155)	683	(1,723)	(45)	(134)	(70)
Charge-offs	(404)	—	—	—	—	—	—	(404)
Recoveries	59	—	—	—	—	—	—	59
Net charge-offs	(345)	—	—	—	—	—	—	(345)
Balance March 31, 2021	$18,697	$—	$23,779	$7,622	$1,556	$825	$279	$52,758
Allowance for loan losses:
Three Months Ended
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	1,865	—	5,725	732	2,296	374	(2)	10,990
Charge-offs	(734)	—	(144)	(2,164)	(90)	—	—	(3,132)
Recoveries	215	—	—	—	—	—	—	215
Net charge-offs	(519)	—	(144)	(2,164)	(90)	—	—	(2,917)
Balance March 31, 2020	$10,164	$—	$16,751	$2,989	$6,058	$1,431	$118	$37,511

Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2021 and December 31, 2020 was $5.4 million and $4.7 million, respectively.  The establishment of an allowance as of December 31, 2020 was due to the adoption of CECL and as such was not considered at March 31, 2020. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.

The following table details activity in the allowance for credit losses on unfunded commitments as of March 31, 2021 is as follows (dollars in thousands):

Balance at December 31, 2020	$4,697
Provision for credit losses on unfunded commitments	709
Balance at March 31, 2021	$5,406

Collateral dependent loans are secured by commercial real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$8,619	$—	$8,619
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	707	—	—	707
Commercial real estate construction and land development	1,000	—	—	1,000
1-4 family residential (including home equity)	5,572	—	—	5,572
Residential construction	—	—	—	—
Consumer and other	—	—	280	280
Total	$7,279	$8,619	$280	$16,178

	As of December 31, 2020
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$5,157	$—	$5,157
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	425	—	—	425
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,101	—	—	3,101
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,526	$5,157	$—	$8,683

The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,906	$11,153	$14,059
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	4,191	9,264	13,455
Commercial real estate construction and land development	1,000	—	1,000
1-4 family residential (including home equity)	5,160	576	5,736
Residential construction	—	—	—
Consumer and other	625	176	801
Total loans	$13,882	$21,169	$35,051

	As of December 31, 2020
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,097	$8,650	$10,747
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,487	2,594	10,081
Commercial real estate construction and land development	2,958	53	3,011
1-4 family residential (including home equity)	2,652	1,873	4,525
Residential construction	—	—	—
Consumer and other	—	529	529
Total loans	$15,194	$13,699	$28,893

Troubled Debt Restructurings

As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $25.2 million and $25.8 million, respectively. The Company allocated $2.9 million and $3.3 million of specific reserves for troubled debt restructurings at March 31, 2021 and December 31, 2020, respectively.

The following table presents information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—	5	$1,104	$1,104
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	545	545	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	1	118	118
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	30
Total	1	$545	$545	7	$1,252	$1,252

Troubled debt restructurings resulted in no charge-offs during the three months ended March 31, 2021 and $394 thousand of charge-offs during the three months ended March 31, 2020.

As of March 31, 2021, one loan for $174 thousand was modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2021.  As of March 31, 2020, four loans for a total of $441 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2020. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the Company added $545 thousand in new troubled debt restructurings, of which $545 thousand was still outstanding on March 31, 2021. During the three months ended March 31, 2020, the Company added $1.3 million in new troubled debt restructurings, of which $1.2 million was still outstanding on March 31, 2020.

The Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (“TDR”) indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of March 31, 2021, 65 loans with outstanding loan balances of $62.1 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of March 31, 2021 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$664,792	$109,866	10.3%	$22,134	9.3%	$6,398	10.3%
Paycheck Protection Program (PPP)	728,424	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,018,853	761,179	71.5%	182,662	76.8%	48,646	78.3%
Commercial real estate construction and land development	386,637	81,566	7.7%	19,991	8.4%	2,613	4.2%
1-4 family residential (including home equity)	726,228	108,870	10.2%	12,700	5.3%	4,463	7.2%
Residential construction	119,528	1,687	0.2%	161	0.1%	—	0.0%
Consumer and other	14,707	805	0.1%	157	0.1%	—	0.0%
Total loans	$4,659,169	$1,063,973	100.0%	$237,805	100.0%	$62,120	100.0%

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2021 and 2020.

At March 31, 2021, the Company had 15 leases consisting of branch locations and office space. On the March 31, 2021 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at the dates indicated is as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$11,399	$11,610
Operating lease liability classified as other liabilities	$11,625	$11,850
Weighted average lease term, in years	5.40	5.56
Weighted average discount rate	2.77%	2.86%

Lease costs for the dates indicated is as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Income Statement:
Operating lease cost	$873	$799
Short-term lease cost	15	36
Sublease income	(18)	(18)
Total operating lease costs	$870	$817

A maturity analysis of the Company’s lease liabilities is as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Lease payments due:
Within one year	$3,132	$3,068
After one but within two years	2,539	2,664
After two but within three years	2,120	2,056
After three but within four years	1,490	1,591
After four but within five years	1,069	1,057
After five years	2,144	2,355
Total lease payments	12,494	12,791
Discount on cash flows	869	941
Total lease liability	$11,625	$11,850

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$624,330	$624,330	$—	$—	$624,330
Available for sale securities	787,516	—	787,516	—	787,516
Loans held for investment, net of allowance	4,606,411	—	—	4,605,252	4,605,252
Interest rate swap	572	—	572	—	572
Accrued interest receivable	38,632	3	5,133	33,496	38,632
Financial liabilities
Deposits	$5,374,189	$—	$5,383,876	$—	$5,383,876
Accrued interest payable	3,862	—	3,862	—	3,862
Borrowed funds	147,517	—	132,123	—	132,123
Subordinated debt	108,453	—	109,935	—	109,935

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$422,766	$422,766	$—	$—	$422,766
Available for sale securities	772,890	—	772,890	—	772,890
Loans held for investment, net of allowance	4,438,591	—	—	4,431,816	4,431,816
Accrued interest receivable	40,053	2	5,531	34,520	40,053
Financial liabilities
Deposits	$4,988,482	$—	$5,003,594	$—	$5,003,594
Interest rate swap	1,252	—	1,252	—	1,252
Accrued interest payable	2,701	—	2,701	—	2,701
Borrowed funds	155,515	—	144,629	—	144,629
Subordinated debt	108,322	—	109,832	—	109,832

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of March 31, 2021.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$24,992	$—	$24,992
Municipal securities	—	446,001	—	446,001
Agency mortgage-backed pass-through securities	—	173,673	—	173,673
Agency collateralized mortgage obligations	—	82,037	—	82,037
Corporate bonds and other	—	60,813	—	60,813
Total available for sale securities	$—	$787,516	$—	$787,516
Interest rate swap	$—	$572	$—	$572

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,199	$—	$26,199
Municipal securities	—	427,605	—	427,605
Agency mortgage-backed pass-through securities	—	171,289	—	171,289
Agency collateralized mortgage obligations	—	84,370	—	84,370
Corporate bonds and other	—	63,427	—	63,427
Total available for sale securities	$—	$772,890	$—	$772,890

Financial liabilities
Interest rate swap	$—	$1,252	$—	$1,252

There were no transfers between levels during the three months ended March 31, 2021 or 2020.

Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral Dependent Loans:
Commercial and industrial	$—	$—	$11,153
Commercial real estate (including multi- family residential)	—	—	9,264
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	576
Residential construction	—	—	—
Consumer and other	—	—	176
Other real estate owned	—	—	576
	$—	$—	$21,745

	As of December 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral Dependent Loans:
Commercial and industrial	$—	$—	$8,650
Commercial real estate (including multi- family residential)	—	—	2,594
Commercial real estate construction and land development	—	—	53
1-4 family residential (including home equity)	—	—	1,873
Residential construction	—	—	—
Consumer and other	—	—	529
Other real estate owned	—	—	9,196
	$—	$—	$22,895

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

At March 31, 2021, the $576 thousand balance of other real estate owned consisted of one foreclosed residential property recorded as a result of obtaining physical possession of the property.  The Company had $9.2 million of other real estate owned at December 31, 2020 consisting primarily of foreclosed commercial real estate properties and one foreclosed residential property recorded as a result of obtaining physical possession of the property.

8. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at March 31, 2021 and December 31, 2020 were $782.1 million and $726.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$868,760
After one but within two years	367,037
After two but within three years	68,547
After three but within four years	28,664
After four but within five years	28,527
Total	$1,361,535

The Company had $433.2 million and $453.8 million of brokered deposits as of March 31, 2021 and December 31, 2020, respectively. There were no concentrations of deposits with any one depositor at March 31, 2021 and December 31, 2020.

9. DERIVATIVE INSTRUMENTS

The Company entered into a financial derivative in 2020.  Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converts the variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company’s cash flow hedge relationship as of March 31, 2021 is as follows:

	Balance Sheet Location	Weighted Average Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	Other assets	4.02	0.64%	3 month LIBOR	$100,000	$572

The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the three months ended March 31, 2021 and 2020 were as follows, before tax:

	Amount of Loss Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$1,824	$—

The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedge at March 31, 2021 to continue to be effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. At March 31, 2021, the Company expected $91 thousand of the unrealized loss to be reclassified as interest expense during the next twelve months. Losses totaling $72 thousand, net of tax, were reclassified from accumulated other comprehensive income into net income during the three months ended March 31, 2021.

10. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2021, the Company had a total borrowing capacity of $2.00 billion, of which $1.33 billion was available and $672.1 million was outstanding. FHLB advances of $140.0 million were outstanding at March 31, 2021, at a weighted average interest rate of 1.19%.  Letters of credit were $532.1 million at March 31, 2021, of which $218.5 million will expire during the remaining months of 2021, $258.0 million will expire in 2022, $19.4 million will expire in 2023 and $36.2 million will expire in 2024.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At March 31, 2021, the balance of the revolving credit agreement was $7.6 million.  The credit agreement contains certain restrictive covenants. At March 31, 2021, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at March 31, 2021, and is paid quarterly.

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at March 31, 2021 of $9.7 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2021, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2021 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 31, 2021 was 0.18962%.
(2)	All debentures are currently callable.

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

12. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2021, income tax expense was $3.9 million compared with $843 thousand for the three months ended March 31, 2020.  The effective income tax rate for the three months ended March 31, 2021 was 17.7% compared to 19.3% for the three months ended March 31, 2020.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2021. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2017.

13. STOCK BASED COMPENSATION

At March 31, 2021, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $820 thousand for the three months ended March 31, 2021 and $804 thousand for the three months ended March 31, 2020.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of March 31, 2021. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the three months ended March 31, 2021 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2021	469	$21.08	3.43	$6,118
Options granted	—	—
Options exercised	(71)	18.77
Options forfeited	—	—
Options outstanding, March 31, 2021	398	$21.45	3.33	$7,573
Options vested and exercisable, March 31, 2021	389	$21.01	3.27	$7,604

As of March 31, 2021, there was $67 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.45 years.

Restricted Stock Awards

During the three months ended March 31, 2021, the Company issued 67,341 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2021 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2021	158	$30.78
Share awards granted	67	38.47
Share awards vested	(3)	34.85
Unvested share awards forfeited or cancelled	(3)	37.18
Nonvested share awards outstanding, March 31, 2021	219	$33.03

As of March 31, 2021, there was $6.4 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.79 years.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  The Company awarded 56,255 and 34,628 PSUs during the three months ended March 31, 2021 and 2020, respectively.  The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718.  At March 31, 2021, there was $3.2 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.50 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$926,569	$506,396	$761,938	$480,067
Standby letters of credit	9,480	7,263	9,252	8,003
Total	$936,049	$513,659	$771,190	$488,070

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2021, the funded fixed rate loan commitments had interest rates ranging from 1.20% to 13.49% with a weighted average maturity and rate of 3.53 years and 5.07%, respectively. As of December 31, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.20% to 18.00% with a weighted average maturity and rate of 3.53 years and 5.13%, respectively.

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

15. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%.  Management believes as of March 31, 2021 and December 31, 2020 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2021 and December 31, 2020:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2021
Total Capital (to risk weighted assets)	$656,264	15.72%	$333,986	8.00%	$438,356	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	495,552	11.87%	187,867	4.50%	292,237	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	505,218	12.10%	250,489	6.00%	354,860	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	505,218	8.57%	235,803	4.00%	235,803	4.00%	N/A	N/A
As of December 31, 2020
Total Capital (to risk weighted assets)	$642,155	15.71%	$327,084	8.00%	$429,298	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	482,643	11.80%	183,985	4.50%	286,199	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	492,281	12.04%	245,313	6.00%	347,527	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	492,281	8.51%	231,518	4.00%	231,518	4.00%	N/A	N/A

ALLEGIANCE BANK
As of March 31, 2021
Total Capital (to risk weighted assets)	$641,160	15.37%	$333,627	8.00%	$437,886	10.50%	$417,034	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	549,178	13.17%	187,665	4.50%	291,924	7.00%	271,072	6.50%
Tier 1 Capital (to risk weighted assets)	549,178	13.17%	250,221	6.00%	354,479	8.50%	333,627	8.00%
Tier 1 Capital (to average tangible assets)	549,178	9.33%	235,510	4.00%	235,510	4.00%	294,387	5.00%
As of December 31, 2020
Total Capital (to risk weighted assets)	$635,223	15.55%	$326,804	8.00%	$428,931	10.50%	$408,506	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	544,331	13.32%	183,828	4.50%	285,954	7.00%	265,529	6.50%
Tier 1 Capital (to risk weighted assets)	544,331	13.32%	245,103	6.00%	347,230	8.50%	326,804	8.00%
Tier 1 Capital (to average tangible assets)	544,331	9.41%	231,334	4.00%	231,334	4.00%	289,167	5.00%

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

	Three Months Ended March 31,
	2021		2020
		Per Share		Per Share
	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$18,010		$3,516
Basic:
Weighted average shares outstanding	20,140	$0.89	20,411	$0.17
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	202		279
Total	20,342	$0.89	20,690	$0.17

There were no antidilutive shares as of March 31, 2021. Stock options for 81,165 shares were not considered in computing diluted earnings per common share as of March 31, 2020 as they were antidilutive.

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

Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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

Select strategic acquisitions. We intend to continue to expand our market position in the Houston region through organic growth and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.

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

•

We have participated in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of March 31, 2021, we funded over 9,300 loans totaling in excess of $1.04 billion. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Nonperforming and Past Due Loans

The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions or other factors.

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

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, the allowance for credit losses on unfunded commitments reported in other liabilities and the allowance for credit losses on securities available for sale.

Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. During the fourth quarter of 2020, the Company adopted ASC Topic 326 as of January 1, 2020, using the modified retrospective method such that prior period amounts were not adjusted, but were reported in accordance with previously applicable generally accepted accounting principles and a cumulative effect adjustment to the opening balance of retained earnings was recognized.  The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses in the loan portfolio at the balance sheet date. The Company disaggregates the loan portfolio into pools for purposes of determining the allowance for credit losses. These pools are based on the level at which the Company develops, documents and applies a systematic methodology to determine the allowance for credit losses.

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

A change in the allowance for credit losses on loans can be attributable to several factors, most notably specific reserves for individually evaluated loans, historical lifetime loan loss information, and changes in economic factors and growth in the loan portfolio. Specific reserves that are calculated on an individual basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical lifetime credit losses, on the other hand, are based on an open-pool (“cumulative loss rate”) methodology, which is then applied to estimate lifetime credit losses in the loan portfolio. The allowance for credit losses on loans is further determined by the size of the loan portfolio subject to the allowance methodology and factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of lifetime losses as of the date of measurement. The Company’s analysis of qualitative, or economic, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses.

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

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs.  Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and as allowed under ASC Topic 326 is excluded from the tabular loan disclosures in Note 5 – Loans and Allowance for Credit Losses.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual term in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

Allowance for Credit Losses on Securities Available for Sale

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

Accrued interest receivable on available for sale securities totaled $5.1 million at March 31, 2021 and is excluded from the estimate of credit losses.

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

Results of Operations

Net income was $18.0 million, or $0.89 per diluted share, for the first quarter 2021 compared to $3.5 million, or $0.17 per diluted share, for the first quarter 2020. The first quarter 2021 results were primarily driven by increased net interest income. The first quarter 2020 results were primarily driven by the increase in the provision for loan losses in response to COVID-19-related uncertainties in the economic environment and other real estate write-downs. Annualized returns on average assets, average equity and average tangible equity were 1.18%, 9.59% and 14.03%, respectively, compared to 0.29%, 1.98% and 3.02%, respectively, for the three months ended March 31, 2021 and 2020, respectively. Return on average tangible equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 60.85% for the first quarter 2021 from 68.13% for the first quarter 2020.  The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income

Three months ended March 31, 2021 compared with three months ended March 31, 2020. Net interest income before the provision for credit losses for the three months ended March 31, 2021 was $55.7 million compared with $45.0 million for the three months ended March 31, 2020, an increase of $10.7 million, or 23.7%. The increase in net interest income was primarily due to the increase in average interest-earning asset balances and lower funding costs on interest-bearing liabilities.

Interest income was $62.8 million for the three months ended March 31, 2021, an increase of $5.4 million, or 9.4%, compared with the three months ended March 31, 2020, primarily due to the increase and mix of average interest-earning asset balances. Average securities outstanding increased $400.5 million, or 103.0% for the same period. Average loans outstanding increased $637.8 million, or 16.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the origination of $1.04 billion of PPP loans since the first quarter of 2020. These increases were partially offset by the decrease in the average yield on loans to 5.15% for the three months ended March 31, 2021 from 5.59% for the same period in 2020 primarily due to the impact of the lower interest rates and lower-yielding PPP loans.

Interest expense was $7.1 million for the three months ended March 31, 2021, a decrease of $5.3 million, or 42.6%, compared to the three months ended March 31, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits and FHLB borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 80 basis points for the three months ended March 31, 2021 compared to 168 basis points for the same period in 2020. Average interest-bearing liabilities increased $619.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, and organic deposit growth.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2021 was 4.19%, an increase of 4 basis points compared to 4.15% for the three months ended March 31, 2020. The increase in the net interest margin on a tax equivalent basis was primarily due to the decrease in funding costs partially offset by the decrease in average yield on interest-earning assets.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average rate paid on interest-bearing liabilities of 0.80% for the first quarter 2021 and the average yield on interest-earning assets of 4.67% and decreased by 88 basis points and 61 basis points, respectively, over the same period in 2020. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2021 and 2020, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,571,045	$57,991	5.15%	$3,933,291	$54,624	5.59%
Securities	789,188	4,796	2.46%	388,721	2,633	2.72%
Deposits in other financial institutions	96,212	41	0.17%	50,711	195	1.55%
Total interest-earning assets	5,456,445	$62,828	4.67%	4,372,723	$57,452	5.28%
Allowance for credit losses on loans	(53,370)			(28,718)
Noninterest-earning assets	760,762			602,778
Total assets	$6,163,837			$4,946,783

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$458,063	$371	0.33%	$363,326	$846	0.94%
Money market and savings deposits	1,539,127	1,113	0.29%	1,168,541	3,518	1.21%
Certificates and other time deposits	1,332,663	3,665	1.12%	1,193,427	6,084	2.05%
Borrowed funds	154,927	539	1.41%	140,999	506	1.44%
Subordinated debt	108,387	1,442	5.40%	107,865	1,473	5.49%
Total interest-bearing liabilities	3,593,167	$7,130	0.80%	2,974,158	$12,427	1.68%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,767,740			1,225,888
Other liabilities	41,330			33,202
Total liabilities	5,402,237			4,233,248
Shareholders' equity	761,600			713,535
Total liabilities and shareholders' equity	$6,163,837			$4,946,783

Net interest rate spread			3.87%			3.60%

Net interest income and margin(1)		$55,698	4.14%		$45,025	4.14%

Net interest income and margin (tax equivalent)(2)		$56,317	4.19%		$45,152	4.15%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2021 and 2020 and other applicable effective tax rates.

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

	For the Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$8,159	$(4,792)	$3,367
Securities	2,654	(491)	2,163
Deposits in other financial institutions	171	(325)	(154)
Total increase (decrease) in interest income	10,984	(5,608)	5,376

Interest-bearing Liabilities:
Interest-bearing demand deposits	209	(684)	(475)
Money market and savings deposits	1,065	(3,470)	(2,405)
Certificates and other time deposits	635	(3,054)	(2,419)
Borrowed funds	44	(11)	33
Subordinated debt	(9)	(22)	(31)
Total increase (decrease) in interest expense	1,944	(7,241)	(5,297)
Increase in net interest income	$9,040	$1,633	$10,673

Provision for Credit Losses

Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $639 thousand and $11.0 million provision for credit losses for the three months ended March 31, 2021 and 2020, respectively. Provision expense was elevated in the first quarter 2020 primarily driven by the probable incurred losses expected within our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and volatility of crude oil prices. The first quarter 2021 provision expense was primarily related to decreased loan growth and lower net charge-offs.

Noninterest Income

Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, nonsufficient funds fees and rebates from our correspondent bank. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended March 31, 2021 compared with three months ended March 31, 2020. Noninterest income totaled $1.7 million for the three months ended March 31, 2021 compared with $2.7 million for the same period in 2020, a decrease of $989 thousand, or 36.3%, primarily due to significantly lower correspondent bank rebates as a result of the decline in the earnings credit rate, lower other income, increased losses on the sales of other real estate owned and a decrease in gain on sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$83	$169	$(86)
Service charges on deposit accounts	388	457	(69)
Gain on sale of securities	49	194	(145)
Loss on sale of other real estate	(176)	(69)	(107)
Bank owned life insurance income	139	151	(12)
Debit card and ATM card income	630	485	145
Rebate from correspondent bank	132	493	(361)
Other(1)	491	845	(354)
Total noninterest income	$1,736	$2,725	$(989)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended March 31, 2021 compared with three months ended March 31, 2020. Noninterest expense was $34.9 million for the three months ended March 31, 2021 compared to $32.4 million for the three months ended March 31, 2020, an increase of $2.5 million, or 7.8%, primarily due to an increase in salaries and benefits and a write-down of assets related to the closure of a bank office partially offset by a decrease in write-downs on other real estate owned.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$22,452	$19,781	$2,671
Net occupancy and equipment	2,390	1,907	483
Depreciation	1,034	866	168
Data processing and software amortization	2,200	1,826	374
Professional fees	789	573	216
Regulatory assessments and FDIC insurance	807	632	175
Core deposit intangibles amortization	824	990	(166)
Communications	321	417	(96)
Advertising	298	521	(223)
Other real estate expense	113	2,649	(2,536)
Printing and supplies	73	106	(33)
Other	3,618	2,133	1,485
Total noninterest expense	$34,919	$32,401	$2,518

(1)	Total salaries and employee benefits includes $820 thousand and $804 thousand for the three months ended March 31, 2021 and 2020, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $2.7 million, or 13.5%, for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to compensation increases as well as an increase in the total size of our workforce between these periods as our full-time equivalent employees increased to 608 at March 31, 2021 from 587 as of March 31, 2020.

Other real estate expense. Other real estate expense decreased $2.5 or 95.7%, million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to write-downs on several foreclosed properties and related expenses associated with these properties during the three months ended March 31, 2020.

Other. Other noninterest expenses increased $1.5 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 60.85% for the three months ended March 31, 2021 compared to 68.13% for the three months ended March 31, 2020.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we have done from 2017 to 2021, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $3.0 million, to $3.9 million for the three months ended March 31, 2021 compared with $843 thousand for the same period in 2020 primarily due to the increase in pre-tax net income. Our effective tax rate was 17.7% for the three months ended March 31, 2021 compared to 19.3% for the three months ended March 31, 2020.

Financial Condition

Loan Portfolio

At March 31, 2021, total loans were $4.66 billion, an increase of $167.4 million, or 3.7%, compared with December 31, 2020, primarily due to the funding of over 2,900 PPP loans of over $330 million during the three months ended March 31, 2021 and organic growth within our loan portfolio.

Total loans as a percentage of deposits were 86.7% and 90.0% as of March 31, 2021 and December 31, 2020, respectively. Total loans as a percentage of assets were 72.4% and 74.2% as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$664,792	14.3%	$667,079	14.9%
Paycheck Protection Program (PPP)	728,424	15.6%	569,901	12.7%
Real estate:
Commercial real estate (including multi-family residential)	2,018,853	43.3%	1,999,877	44.5%
Commercial real estate construction and land development	386,637	8.3%	367,213	8.2%
1-4 family residential (including home equity)	726,228	15.6%	737,605	16.4%
Residential construction	119,528	2.6%	127,522	2.8%
Consumer and other	14,707	0.3%	22,567	0.5%
Total loans	4,659,169	100.0%	4,491,764	100.0%
Allowance for credit losses on loans	(52,758)		(53,173)
Loans, net	$4,606,411		$4,438,591

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased by $2.3 million, or 0.3%, to $664.8 million as of March 31, 2021 from $667.1 million as of December 31, 2020.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. During the three months ended March 31, 2021, Allegiance Bank funded over 2,900 PPP loans totaling over $330 million.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2021 and December 31, 2020, 54.0% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $19.0 million, or 0.9%, to $2.02 billion as of March 31, 2021 from $2.00 billion as of December 31, 2020, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans decreased to $74.9 million as of March 31, 2021 from $75.9 million as of December 31, 2020.  We had 137 multi-family loans with an average loan size of $547 thousand as of March 31, 2021.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2021 and December 31, 2020, 26.7% and 26.8%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $19.4 million, or 5.3%, to $386.6 million as of March 31, 2021 compared to $367.2 million as of December 31, 2020.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $11.4 million, or 1.5%, to $726.2 million as of March 31, 2021 from $737.6 million as of December 31, 2020. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $3.8 million, or 3.2%, to $113.7 million as of March 31, 2021 from $117.5 million as of December 31, 2020.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $8.0 million, or 6.3%, to $119.5 million as of March 31, 2021 from $127.5 million as of December 31, 2020.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio decreased primarily due to the impact of the deferred fees and costs recorded on PPP loans during 2021.

“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and are expected to continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.

Hotel. Our hotel loans, excluding PPP loans, at March 31, 2021 totaled $125.2 million, or 2.7% of total loans, $6.2 million of which were on nonaccrual status. At March 31, 2021, our allowance for credit losses on loans allocated to our total hotel loan portfolio totaled 3.5% of total hotel loans.

Restaurant and Bar. Our restaurant and bar loans, excluding PPP loans, at March 31, 2021 totaled $116.2 million, or 2.5% of total loans, $486 thousand of which were on nonaccrual status. At March 31, 2021, our allowance for credit losses on loans allocated to our total restaurant and bar loan portfolio was 1.3% of total restaurant and bar loans.

Oil and Gas. Our oil and gas loans, excluding PPP loans, at March 31, 2021 totaled $72.5 million, or 1.6% of total loans, of which $3.6 million were on nonaccrual status. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed. At March 31, 2021, our allowance for credit losses on loans allocated to our total oil and gas loan portfolio was 3.4% of total oil and gas loans. At March 31, 2021, we did not have exposure to exploration and production or reserve-based lending and only had minimal exposure to the industry.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $35.1 million and $28.9 million in nonperforming loans as of March 31, 2021 and December 31, 2020, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$14,059	$10,747
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	13,455	10,081
Commercial real estate construction and land development	1,000	3,011
1-4 family residential (including home equity)	5,736	4,525
Residential construction	—	—
Consumer and other	801	529
Total nonaccrual loans	35,051	28,893
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	35,051	28,893
Other real estate	576	9,196
Other repossessed assets	—	—
Total nonperforming assets	$35,627	$38,089
Restructured loans(1)	$11,932	$12,448
Nonperforming assets to total assets	0.55%	0.63%
Nonperforming loans to total loans	0.75%	0.64%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2021 and December 31, 2020, we had $29.8 million and $32.6 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2021, potential problem loans consisted of 26 credit relationships. Of the total outstanding balance at March 31, 2021, 50.6% to four customers in the hotel industry, 12.6% to seven customers in the energy industry, 11.7% to two customers in the consumer services industry, 7.7% to one customer in the residential rental real estate industry, 5.5% to two customers in the medical industry, 5.4% to three customers in the construction services industry, 3.7% to one customer in the commercial real estate investment industry, 1.3% to two customers in the commercial services industry, 0.8% to two consumer homestead loans, 0.6% to one customer in the wholesale industry and 0.1%  to one customer in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits.

The Company granted initial principal and interest deferrals on outstanding loan balances to borrowers in connection with the COVID-19 relief provided by the CARES Act and subsequent deferrals upon request and after meeting certain conditions.  These deferrals were generally no more than 90 days in duration. As of March 31, 2021, 65 loans with outstanding loan balances of $62.1 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and interest deferrals as of March 31, 2021 associated with loan modifications related to COVID-19:

		Initial Deferrals		Additional Deferrals		Remaining Deferrals
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$664,792	$109,866	10.3%	$22,134	9.3%	$6,398	10.3%
Paycheck Protection Program (PPP)	728,424	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,018,853	761,179	71.5%	182,662	76.8%	48,646	78.3%
Commercial real estate construction and land development	386,637	81,566	7.7%	19,991	8.4%	2,613	4.2%
1-4 family residential (including home equity)	726,228	108,870	10.2%	12,700	5.3%	4,463	7.2%
Residential construction	119,528	1,687	0.2%	161	0.1%	—	0.0%
Consumer and other	14,707	805	0.1%	157	0.1%	—	0.0%
Total loans	$4,659,169	$1,063,973	100.0%	$237,805	100.0%	$62,120	100.0%

We have also been actively participating in assisting with applications for resources through the PPP. PPP loans have a two-year or five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, we have funded over 9,300 loans totaling over $1.04 billion. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional provision expense charged to earnings.

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for credit losses calculated in accordance with ASC 326 that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management's best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.

The Company retroactively adopted ASC Topic 326 effective January 1, 2020 during the fourth quarter of 2020. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $3.1 million with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses on loans of $2.1 million related to loans acquired from the acquisition of Post Oak Bancshares, Inc., due to the reclass of PCD discounts as a result of adopting CECL. At March 31, 2021, our allowance for credit losses on loans amounted to $52.8 million, or 1.13% of total loans, compared with $53.2 million, or 1.18%, of total loans as of December 31, 2020. The increase in the allowance for credit losses on loans during 2020 primarily reflected the increase in expected losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in crude oil prices as well as the level of net charge-offs and other changes within the loan portfolio.

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

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$4,571,045	$3,933,291
Gross loans outstanding at end of period	4,659,169	3,955,546
Allowance for credit losses on loans at beginning of period	53,173	29,438
Provision for loan losses	(70)	10,990
Charge-offs:
Commercial and industrial loans	(404)	(734)
Real estate:
Commercial real estate (including multi-family residential)	—	(144)
Commercial real estate construction and land development	—	(2,164)
1-4 family residential (including home equity)	—	(90)
Residential construction	—	—
Consumer and other	—	—
Total charge-offs for all loan types	(404)	(3,132)
Recoveries:
Commercial and industrial loans	59	215
Real estate:
Commercial real estate (including multi-family residential)	—	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total recoveries for all loan types	59	215
Net charge-offs	(345)	(2,917)
Allowance for credit losses on loans at end of period	$52,758	$37,511
Allowance for credit losses on loans to total loans	1.13%	0.95%
Net charge-offs to average loans(1)	0.03%	0.30%
Allowance for credit losses on loans to nonperforming loans	150.52%	173.49%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of March 31, 2021, the carrying amount of investment securities totaled $787.5 million, an increase of $14.6 million, or 1.9%, compared with $772.9 million as of December 31, 2020. Securities represented 12.2% of total assets as of March 31, 2021 and 12.8% as of December 31, 2020.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$24,412	$580	$—	$24,992
Municipal securities	423,389	25,493	(2,881)	446,001
Agency mortgage-backed pass-through securities	172,034	3,204	(1,565)	173,673
Agency collateralized mortgage obligations	78,905	3,378	(246)	82,037
Corporate bonds and other	58,688	2,187	(62)	60,813
Total	$757,428	$34,842	$(4,754)	$787,516

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” As of March 31, 2021, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

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

	March 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,542	3.30%	$17,546	1.50%	$1,324	2.72%	$24,412	1.98%
Municipal securities	805	3.97%	4,402	3.16%	61,863	3.00%	356,319	3.17%	423,389	3.15%
Agency mortgage-backed pass-through securities	—	0.00%	5,265	2.97%	6,339	3.27%	160,430	1.69%	172,034	1.79%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,324	2.76%	53,581	1.87%	78,905	2.16%
Corporate bonds and other	—	0.00%	4,335	5.16%	37,865	5.65%	16,488	2.83%	58,688	4.82%
Total	$805	3.97%	$19,544	3.59%	$148,937	3.47%	$588,142	2.64%	$757,428	2.83%

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,526	3.30%	$18,536	1.62%	$1,483	2.74%	$25,545	2.05%
Municipal securities	110	4.40%	4,323	3.34%	51,703	3.12%	336,450	3.27%	392,586	3.26%
Agency mortgage-backed pass-through securities	—	0.00%	5,378	2.99%	6,681	3.31%	155,547	1.65%	167,606	1.76%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,354	2.79%	54,828	1.66%	80,182	2.01%
Corporate bonds and other	—	0.00%	3,000	5.75%	35,000	5.72%	24,124	3.10%	62,124	4.70%
Total	$110	4.40%	$18,227	3.62%	$137,274	3.53%	$572,432	2.67%	$728,043	2.86%

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

As of March 31, 2021 and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.46% during the three months ended March 31, 2021 compared with 2.72% for the three months ended March 31, 2020. The decrease in average yield during 2021 compared to the same period in 2020 was primarily due to the nature of the growth in our securities portfolio and the lower interest rate environment over the prior year.

Goodwill and Core Deposit Intangible Assets

Our goodwill was $223.6 million as of March 31, 2021 and December 31, 2020. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of March 31, 2021 and December 31, 2020, was $17.1 million and $18.0 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net was $66.1 million and $70.7 million at March 31, 2021 and December 31, 2020, respectively.

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

Total deposits at March 31, 2021 were $5.37 billion, an increase of $385.7 million, or 7.7%, compared with $4.99 billion at December 31, 2020. Noninterest-bearing deposits at March 31, 2021 were $1.91 billion, an increase of $209.6 million, or 12.3%, compared with $1.70 billion at December 31, 2020 partially due to funds from government stimulus programs such as the PPP and consumer economic impact payments received. Interest-bearing deposits at March 31, 2021 were $3.46 billion, an increase of $176.2 million, or 5.4%, compared with $3.28 billion at December 31, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2021, we had a total borrowing capacity of $2.00 billion, of which $1.33 billion was available and $672.1 million was outstanding. FHLB advances of $140.0 million were outstanding at March 31, 2021, at a weighted average interest rate of 1.19%.  Letters of credit were $532.1 million at March 31, 2021, of which $218.5 million will expire during the remaining months of 2021, $258.0 million will expire in 2022, $19.4 million will expire in 2023 and $36.2 million will expire in 2024.

Credit Agreement

At March 31, 2021, the balance of the revolving credit agreement was $7.6 million.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at March 31, 2021, and is paid quarterly. On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly.   As of March 31, 2021, we believe we were in compliance with all such debt covenants.

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

As of March 31, 2021 and December 31, 2020, we had outstanding $1.43 billion and $1.24 billion, respectively, in commitments to extend credit and $16.7 million and $17.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2021 and the year ended December 31, 2020, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits increased $1.15 billion, or 29.0%, and our average loans increased $637.8 million, or 16.2%, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.8 years and modified duration of 6.0 years at March 31, 2021, and a weighted average life of 7.9 years and modified duration of 6.2 years at December 31, 2020.

As of March 31, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well-capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2021 and December 31, 2020, the Bank was well-capitalized.

Total shareholder’s equity was $760.5 million at March 31, 2021, compared with $758.7 million at December 31, 2020, an increase of $1.9 million. This increase was primarily due to net income of $18.0 million partially offset by the decrease in accumulated other comprehensive income of $10.2 million along with the $0.12 per common share dividend paid during the first quarter.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of March 31, 2021
Total capital (to risk weighted assets)	15.72%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.87%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.10%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.57%	4.00%	4.00%	N/A
As of December 31, 2020
Total capital (to risk weighted assets)	15.71%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.80%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.04%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.51%	4.00%	4.00%	N/A
Allegiance Bank
As of March 31, 2021
Total capital (to risk weighted assets)	15.37%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.17%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.17%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.33%	4.00%	4.00%	5.00%
As of December 31, 2020
Total capital (to risk weighted assets)	15.55%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.32%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.32%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.41%	4.00%	4.00%	5.00%

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$18,010	$3,516

Average shareholders' equity	$761,600	$713,535
Less: Average goodwill and core deposit intangibles, net	241,166	245,007
Average tangible shareholders’ equity	$520,434	$468,528

Return on average tangible shareholders' equity(1)	14.03%	3.02%

(1)	Annualized.

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

As of March 31, 2021, we were party to an interest rate swap for the purpose of reducing interest rate risk. See Note 9 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
+300	(2.5)%	(3.9)%	9.7%	10.8%
+200	(1.8)%	(3.1)%	8.1%	8.8%
+100	(1.2)%	(1.9)%	4.9%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	(4.3)%	(3.7)%	(10.8)%	(12.9)%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of March 31, 2021, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the three months ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2021 to January 31, 2021	103,754	621,683	103,754	$34.87
February 1, 2021 to February 28, 2021	57,452	564,231	58,256	$35.53
March 1, 2021 to March 31, 2021	—	564,231	—	$—
(1)	Pursuant to a repurchase program announced on February 27, 2020, pursuant to which the Company may repurchase up to one million shares through March 31, 2021.

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

Allegiance Bancshares, Inc. (Registrant)

Date: April 29, 2021	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: April 29, 2021	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer