Form 10-Q
period 2021-06-30
Allegiance Bancshares, Inc.
filed 2021-07-29
CIK 1642081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of July 26, 2021, the registrant had 20,214,751 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.

INDEX TO FORM 10-Q

June 30, 2021

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$146,397	$122,897
Interest-bearing deposits at other financial institutions	564,888	299,869
Total cash and cash equivalents	711,285	422,766
Available for sale securities, at fair value	977,282	772,890
Loans held for investment	4,460,743	4,491,764
Less: allowance for credit losses on loans	(49,586)	(53,173)
Loans, net	4,411,157	4,438,591
Accrued interest receivable	37,075	40,053
Premises and equipment, net	65,442	70,685
Other real estate owned	1,397	9,196
Federal Home Loan Bank stock	8,234	7,756
Bank owned life insurance	27,976	27,686
Goodwill	223,642	223,642
Core deposit intangibles, net	16,306	17,954
Other assets	28,871	18,909
TOTAL ASSETS	$6,508,667	$6,050,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,973,042	$1,704,567
Interest-bearing
Demand	553,874	437,328
Money market and savings	1,556,920	1,499,938
Certificates and other time	1,349,522	1,346,649
Total interest-bearing deposits	3,460,316	3,283,915
Total deposits	5,433,358	4,988,482
Accrued interest payable	1,940	2,701
Borrowed funds	139,951	155,515
Subordinated debt	108,584	108,322
Other liabilities	35,684	36,439
Total liabilities	5,719,517	5,291,459
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,212,534 shares issued and outstanding at June 30, 2021 and 20,208,323 shares issued and outstanding at December 31, 2020	20,213	20,208
Capital surplus	506,810	508,794
Retained earnings	231,333	195,236
Accumulated other comprehensive income	30,794	34,431
Total shareholders’ equity	789,150	758,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,508,667	$6,050,128

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$57,691	$56,421	$115,682	$111,045
Securities:
Taxable	2,556	1,842	4,958	3,929
Tax-exempt	2,491	2,169	4,885	2,715
Deposits in other financial institutions	94	20	135	215
Total interest income	62,832	60,452	125,660	117,904
INTEREST EXPENSE:
Demand, money market and savings deposits	1,337	1,729	2,821	6,093
Certificates and other time deposits	2,989	5,845	6,654	11,929
Borrowed funds	469	562	1,008	1,068
Subordinated debt	1,441	1,469	2,883	2,942
Total interest expense	6,236	9,605	13,366	22,032
NET INTEREST INCOME	56,596	50,847	112,294	95,872
(Recapture of) provision for credit losses	(2,679)	10,669	(2,040)	21,659
Net interest income after provision for credit losses	59,275	40,178	114,334	74,213
NONINTEREST INCOME:
Nonsufficient funds fees	94	60	177	229
Service charges on deposit accounts	382	343	770	800
Gain on sale of securities	—	93	49	287
Loss on sale of other real estate and other repossessed assets	—	(306)	(176)	(375)
Bank owned life insurance income	151	143	290	294
Debit card and ATM card income	761	510	1,391	994
Rebate from correspondent bank	73	89	205	582
Other	812	630	1,303	1,476
Total noninterest income	2,273	1,562	4,009	4,287
NONINTEREST EXPENSE:
Salaries and employee benefits	22,472	19,334	44,924	39,115
Net occupancy and equipment	2,225	1,926	4,615	3,833
Depreciation	1,057	885	2,091	1,751
Data processing and software amortization	2,176	1,934	4,376	3,760
Professional fees	608	800	1,397	1,373
Regulatory assessments and FDIC insurance	768	609	1,575	1,241
Core deposit intangibles amortization	824	990	1,648	1,980
Communications	332	390	653	807
Advertising	432	370	730	891
Other real estate expense	229	114	342	2,762
Other	2,472	2,427	6,163	4,667
Total noninterest expense	33,595	29,779	68,514	62,180
INCOME BEFORE INCOME TAXES	27,953	11,961	49,829	16,320
Provision for income taxes	5,028	2,054	8,894	2,897
NET INCOME	$22,925	$9,907	$40,935	$13,423
EARNINGS PER SHARE:
Basic	$1.13	$0.49	$2.03	$0.66
Diluted	$1.12	$0.48	$2.01	$0.65
DIVIDENDS PER SHARE	$0.12	$0.10	$0.24	$0.20

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$22,925	$9,907	$40,935	$13,423
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	8,902	27,566	(5,808)	31,032
Reclassification of gain realized through the sale of securities	—	(93)	(49)	(287)
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	(347)	(1,575)	1,477	(1,575)
Reclassification of gain realized through the termination of cash flow hedge	(225)	—	(225)	—
Total other comprehensive income (loss)	8,330	25,898	(4,605)	29,170
Deferred tax (expense) benefit related to other comprehensive income	(1,749)	(5,440)	968	(6,126)
Other comprehensive income (loss), net of tax	6,581	20,458	(3,637)	23,044
Comprehensive income	$29,506	$30,365	$37,298	$36,467

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except share data)
BALANCE AT MARCH 31, 2020	20,355,120	$20,355	$513,894	$164,858	$7,486	$706,593
Net income				9,907		9,907
Other comprehensive income					20,458	20,458
Cash dividends declared, $0.10 per share				(2,042)		(2,042)
Common stock issued in connection with the exercise of stock options and restricted stock awards	75,716	76	237			313
Stock based compensation expense			914			914
BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143

BALANCE AT MARCH 31, 2021	20,182,971	$20,183	$505,307	$210,834	$24,213	$760,537
Net income				22,925		22,925
Other comprehensive income					6,581	6,581
Cash dividends declared, $0.12 per share				(2,426)		(2,426)
Common stock issued in connection with the exercise of stock options and restricted stock awards	29,563	30	464			494
Stock based compensation expense			1,039			1,039
BALANCE AT JUNE 30, 2021	20,212,534	$20,213	$506,810	$231,333	$30,794	$789,150

BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				13,423		13,423
Other comprehensive income					23,044	23,044
Cash dividends declared, $0.20 per share				(4,075)		(4,075)
Common stock issued in connection with the exercise of stock options and restricted stock awards	151,354	151	1,319			1,470
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			1,718			1,718
BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143

BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				40,935		40,935
Other comprehensive loss					(3,637)	(3,637)
Cash dividends declared, $0.24 per share				(4,838)		(4,838)
Common stock issued in connection with the exercise of stock options and restricted stock awards	165,417	166	1,655			1,821
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			1,859			1,859
BALANCE AT JUNE 30, 2021	20,212,534	$20,213	$506,810	$231,333	$30,794	$789,150

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,935	$13,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	3,739	3,731
(Recapture of) provision for credit losses	(2,040)	21,659
Deferred income tax benefit	(449)	(4,663)
Net amortization of premium on investments	3,162	1,410
Excess tax benefit from stock based compensation	(262)	(62)
Bank owned life insurance income	(290)	(294)
Net accretion of discount on loans	(262)	(1,715)
Net amortization of discount on subordinated debt	57	56
Net accretion of discount on certificates of deposit	(99)	(213)
Loss on sale or write-downs of other real estate and other repossessed assets	1,493	2,589
Net gain on sale of securities	(49)	(287)
Federal Home Loan Bank stock dividends	(36)	(122)
Stock based compensation expense	1,859	1,718
Net change in operating leases	1,428	1,277
Increase in accrued interest receivable and other assets	(5,292)	(16,862)
Increase in accrued interest payable and other liabilities	83	1,488
Net cash provided by operating activities	43,977	23,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,428,915	1,929,713
Proceeds from sales and calls of available for sale securities	4,898	30,790
Purchase of available for sale securities	(2,646,763)	(2,176,800)
Net change in total loans	38,790	(678,974)
Purchase of bank premises and equipment	(2,016)	(2,935)
Proceeds from sale of bank premises, equipment and other real estate	430	2,789
Net purchases of Federal Home Loan Bank stock	(442)	(8,480)
Net cash used in investing activities	(176,188)	(903,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	268,475	501,896
Net increase in interest-bearing deposits	176,500	130,927
Net change in other borrowed funds	—	165,000
Net (paydown) increase in borrowings under credit agreement	(15,569)	15,000
Dividends paid to common shareholders	(4,838)	(4,075)
Proceeds from the issuance of common stock and stock option exercises	1,821	1,470
Repurchase of common stock	(5,659)	(9,302)
Net cash provided by financing activities	420,730	800,916
NET CHANGE IN CASH AND CASH EQUIVALENTS	288,519	(79,848)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,766	346,248
CASH AND CASH EQUIVALENTS, END OF PERIOD	$711,285	$266,400
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$13,500	$—
Interest paid	14,127	23,065
Cash paid for operating lease liabilities	1,728	1,603
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$502	$532
Loans transferred to other real estate	821	3,510
Bank-financed sales of other real estate	8,125	1,615

See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers.  The Company operated 27 full-service banking locations in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of June 30, 2021. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Significant Accounting and Reporting Policies

The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

New Accounting Standards

Adoption of New Accounting Standards

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: (i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and (ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: (i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, (ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, (iii) accounting for tax law changes and year-to-date losses in interim periods, and (iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), was issued by the FASB in June 2016 along with subsequent amendments thereto, which introduce the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities measured at amortized cost. ASC Topic 326 also applies to off-balance sheet credit exposures. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than previous practice. For available for sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. CECL became effective for the Company on January 1, 2020; however, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allowed the option to temporarily defer or suspend the adoption of ASC Topic 326. The Company elected to temporarily defer the adoption of CECL due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market. During the deferral, the Company calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. The Company adopted the new standard as of January 1, 2020, during the fourth quarter of 2020, using the modified retrospective method such that prior period amounts were not adjusted, but were reported in accordance with previously applicable generally accepted accounting principles and a cumulative effect adjustment to the opening balance of retained earnings was recognized.

Upon adoption of ASC Topic 326, the Company recognized an increase in allowance for credit losses on loans of $3.1 million and the establishment of an allowance for credit losses for off-balance sheet exposure of $3.9 million and a corresponding decrease in retained earnings of $5.5 million, after-tax. The Company adopted ASC Topic 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) loans, which did not require re-evaluation of whether loans previously classified as purchased credit impaired (“PCI”) loans met the criteria of PCD assets at the date of adoption.  The Company recognized an increase in the allowance for credit losses for loans of $2.1 million, due to the reclassification of PCD discounts previously classified as PCI with a corresponding adjustment to the gross carrying amount of the loans. The remaining noncredit discount was accreted into interest income at the effective interest rate as of January 1, 2020. See Note 4 “Loans and Allowance for Credit Losses” for additional information.

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

ASC Topic 326 also requires expected credit losses on available for sale (“AFS”) debt securities to be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation generally applies to the Company’s securities and no allowance for credit losses were recorded on its AFS securities portfolio at transition. See Note 3 “Securities” for additional information.

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

2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$223,642	$21,876
Amortization	—	(3,922)
Balance as of December 31, 2020	223,642	17,954
Amortization	—	(1,648)
Balance as of June 30, 2021	$223,642	$16,306

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2021, there were no impairments recorded on goodwill and other intangible assets.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2021 is as follows (dollars in thousands):

Remaining 2021	$1,648
2022	3,003
2023	2,323
2024	2,188
2025	2,061
Thereafter	5,083
Total	$16,306

3. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$57,798	$558	$(159)	$58,197
Municipal securities	436,239	32,312	(672)	467,879
Agency mortgage-backed pass-through securities	195,919	2,871	(1,247)	197,543
Agency collateralized mortgage obligations	183,834	3,389	(1,072)	186,151
Corporate bonds and other	64,502	3,030	(20)	67,512
Total	$938,292	$42,160	$(3,170)	$977,282

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

As of June 30, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon the Company’s analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to its available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$1,010	$1,013
Due after one year through five years	13,961	14,602
Due after five years through ten years	124,787	130,384
Due after ten years	418,781	447,589
Subtotal	558,539	593,588
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	379,753	383,694
Total	$938,292	$977,282

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$15,798	$(159)	$—	$—	$15,798	$(159)
Municipal securities	48,777	(672)	—	—	48,777	(672)
Agency mortgage-backed pass-through securities	103,245	(1,247)	—	—	103,245	(1,247)
Agency collateralized mortgage obligations	68,398	(1,023)	8,877	(49)	77,275	(1,072)
Corporate bonds and other	7,801	(20)	—	—	7,801	(20)
Total	$244,019	$(3,121)	$8,877	$(49)	$252,896	$(3,170)

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Municipal securities	$8,844	$(60)	$—	$—	$8,844	$(60)
Agency mortgage-backed pass-through securities	28,659	(146)	—	—	28,659	(146)
Agency collateralized mortgage obligations	11,629	(39)	4,203	(36)	15,832	(75)
Corporate bonds and other	15,951	(49)	—	—	15,951	(49)
Total	$65,083	$(294)	$4,203	$(36)	$69,286	$(330)

 The Company sold $4.9 million of securities recording gross gains of $49 thousand for the six months ended June 30, 2021 with none of these securities sold during the three months ended June 30, 2021. The Company sold $1.1 million and had calls of $5.5 million of securities and recorded gross gains of $93 thousand during the three months ended June 30, 2020 and sold $30.8 million and had calls of $5.5 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the six months ended June 30, 2020.  At June 30, 2021 and December 31, 2020, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $17.3 million at June 30, 2021 and $18.5 million at December 31, 2020, respectively. The majority of the securities were pledged to collateralize public fund deposits.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial and industrial	$690,867	$667,079
Paycheck Protection Program (PPP)	499,207	569,901
Real estate:
Commercial real estate (including multi-family residential)	2,051,516	1,999,877
Commercial real estate construction and land development	371,732	367,213
1-4 family residential (including home equity)	715,119	737,605
Residential construction	111,956	127,522
Consumer and other	20,346	22,567
Total loans	4,460,743	4,491,764
Allowance for credit losses on loans	(49,586)	(53,173)
Loans, net	$4,411,157	$4,438,591

Nonaccrual and Past Due Loans

An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below.  For purposes of this and future disclosures, recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $30.8 million and $34.5 million as of June 30, 2021 and December 31, 2020, respectively, due to immateriality.

	June 30, 2021
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$1,510	$—	$1,510	$12,949	$676,408	$690,867
Paycheck Protection Program (PPP)	—	—	—	—	499,207	499,207
Real estate:
Commercial real estate (including multi-family residential)	6,618	—	6,618	18,123	2,026,775	2,051,516
Commercial real estate construction and land development	1,541	—	1,541	53	370,138	371,732
1-4 family residential (including home equity)	3,528	—	3,528	4,839	706,752	715,119
Residential construction	197	—	197	—	111,759	111,956
Consumer and other	16	—	16	679	19,651	20,346
Total loans	$13,410	$—	$13,410	$36,643	$4,410,690	$4,460,743

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89	90 or More	Total Past	Nonaccrual	Current	Total
	Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	$2,486	$—	$2,486	$10,747	$653,846	$667,079
Paycheck Protection Program (PPP)	—	—	—	—	569,901	569,901
Real estate:
Commercial real estate (including multi-family residential)	3,063	—	3,063	10,081	1,986,733	1,999,877
Commercial real estate construction and land development	2,930	—	2,930	3,011	361,272	367,213
1-4 family residential (including home equity)	3,000	—	3,000	4,525	730,080	737,605
Residential construction	—	—	—	—	127,522	127,522
Consumer and other	46	—	46	529	21,992	22,567
Total loans	$11,525	$—	$11,525	$28,893	$4,451,346	$4,491,764

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

The following table presents risk ratings by category of loan as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$99,665	$110,954	$66,973	$35,685	$15,280	$17,843	$254,073	$2,171	$602,644	$562,518
Watch	12,597	4,756	6,426	4,167	979	1,693	12,892	—	43,510	41,026
Special Mention	1,088	674	1,834	1,433	594	55	5,409	—	11,087	25,010
Substandard	8,101	8,594	2,665	2,604	4,152	1,185	6,201	—	33,502	38,385
Doubtful	124	—	—	—	—	—	—	—	124	140
Total commercial and industrial loans	$121,575	$124,978	$77,898	$43,889	$21,005	$20,776	$278,575	$2,171	$690,867	$667,079

Paycheck Protection Program (PPP)
Pass	$374,594	$124,613	$—	$—	$—	$—	$—	$—	$499,207	$569,901
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$374,594	$124,613	$—	$—	$—	$—	$—	$—	$499,207	$569,901

Commercial real estate (including multi-family residential)
Pass	$352,961	$541,386	$276,324	$178,186	$172,397	$173,988	$43,751	$1,023	$1,740,016	$1,629,023
Watch	14,674	21,787	26,631	16,844	19,355	27,394	1,523	—	128,208	177,651
Special Mention	8,460	7,677	7,329	4,300	10,210	11,008	593	—	49,577	68,276
Substandard	19,057	19,512	25,677	17,526	22,591	28,071	1,088	193	133,715	124,927
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$395,152	$590,362	$335,961	$216,856	$224,553	$240,461	$46,955	$1,216	$2,051,516	$1,999,877

Commercial real estate construction and land development
Pass	$103,196	$132,700	$42,775	$22,630	$9,274	$7,898	$9,825	$—	$328,298	$320,133
Watch	5,516	13,687	2,528	2,693	5,026	—	—	—	29,450	39,021
Special Mention	2,537	99	2,935	370	888	256	113	—	7,198	2,880
Substandard	—	5,036	941	667	—	—	142	—	6,786	5,179
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$111,249	$151,522	$49,179	$26,360	$15,188	$8,154	$10,080	$—	$371,732	$367,213

1-4 family residential (including home equity)
Pass	$108,366	$179,071	$97,901	$78,150	$54,553	$47,095	$77,269	$4,203	$646,608	$670,074
Watch	11,031	5,661	3,158	3,682	5,617	3,259	6,488	2,452	41,348	37,667
Special Mention	1,188	2,374	1,313	2,958	196	3,659	2,558	834	15,080	18,790
Substandard	503	1,536	2,520	3,121	1,715	2,471	217	—	12,083	11,074
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$121,088	$188,642	$104,892	$87,911	$62,081	$56,484	$86,532	$7,489	$715,119	$737,605

	As of June 30, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	(Dollars in thousands)
Residential construction
Pass	$40,867	$58,154	$1,919	$5,236	$723	$725	$595	$—	$108,219	$124,737
Watch	174	1,984	744	—	—	—	—	—	2,902	2,785
Special Mention	675	—	—	—	—	—	—	—	675	—
Substandard	160	—	—	—	—	—	—	—	160	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$41,876	$60,138	$2,663	$5,236	$723	$725	$595	$—	$111,956	$127,522

Consumer and other
Pass(1)	$(9,206)	$20,477	$1,878	$1,103	$428	$94	$4,238	$10	$19,022	$21,359
Watch	2	48	207	—	—	—	64	—	321	389
Special Mention	—	218	7	27	—	—	3	—	255	270
Substandard	—	441	281	26	—	—	—	—	748	549
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$(9,204)	$21,184	$2,373	$1,156	$428	$94	$4,305	$10	$20,346	$22,567

Total loans
Pass	$1,070,443	$1,167,355	$487,770	$320,990	$252,655	$247,643	$389,751	$7,407	$3,944,014	$3,897,745
Watch	43,994	47,923	39,694	27,386	30,977	32,346	20,967	2,452	245,739	298,539
Special Mention	13,948	11,042	13,418	9,088	11,888	14,978	8,676	834	83,872	115,226
Substandard	27,821	35,119	32,084	23,944	28,458	31,727	7,648	193	186,994	180,114
Doubtful	124	—	—	—	—	—	—	—	124	140
Total loans	$1,156,330	$1,261,439	$572,966	$381,408	$323,978	$326,694	$427,042	$10,886	$4,460,743	$4,491,764

(1)	Includes net deferred fees of $18.2 million and $13.9 million on PPP loans as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and six months ended June 30, 2021 and 2020:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2021	$18,697	$—	$23,779	$7,622	$1,556	$825	$279	$52,758
(Recapture of) provision for loan losses	(306)	—	(870)	(1,616)	(231)	15	(2)	(3,010)
Charge-offs	(155)	—	—	—	(21)	—	(4)	(180)
Recoveries	18	—	—	—	—	—	—	18
Net charge-offs	(137)	—	—	—	(21)	—	(4)	(162)
Balance June 30, 2021	$18,254	$—	$22,909	$6,006	$1,304	$840	$273	$49,586

Six Months Ended
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
(Recapture of) provision for loan losses	998	—	(1,025)	(933)	(1,954)	(30)	(136)	(3,080)
Charge-offs	(559)	—	—	—	(21)	—	(4)	(584)
Recoveries	77	—	—	—	—	—	—	77
Net charge-offs	(482)	—	—	—	(21)	—	(4)	(507)
Balance June 30, 2021	$18,254	$—	$22,909	$6,006	$1,304	$840	$273	$49,586

Allowance for loan losses:
Three Months Ended
Balance March 31, 2020	$10,164	$—	$16,751	$2,989	$6,058	$1,431	$118	$37,511
Provision for loan losses	3,517	—	4,131	982	1,609	372	58	10,669
Charge-offs	(358)	—	7	(106)	(125)	—	—	(582)
Recoveries	44	—	—	—	—	—	—	44
Net charge-offs	(314)	—	7	(106)	(125)	—	—	(538)
Balance June 30, 2020	$13,367	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642

Six Months Ended
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	5,382	—	9,856	1,714	3,905	746	56	21,659
Charge-offs	(1,092)	—	(137)	(2,270)	(215)	—	—	(3,714)
Recoveries	259	—	—	—	—	—	—	259
Net charge-offs	(833)	—	(137)	(2,270)	(215)	—	—	(3,455)
Balance June 30, 2020	$13,367	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642

Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of June 30, 2021 and December 31, 2020 was $5.7 million and $4.7 million, respectively.  The establishment of an allowance as of December 31, 2020 was due to the adoption of CECL and as such was not considered at June 30, 2020. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.

The following table details activity in the allowance for credit losses on unfunded commitments is as follows (dollars in thousands):

Balance at March 31, 2021	$5,406
Provision for credit losses on unfunded commitments	331
Balance at June 30, 2021	$5,737

Balance at December 31, 2020	$4,697
Provision for credit losses on unfunded commitments	1,040
Balance at June 30, 2021	$5,737

Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$7,894	$—	$7,894
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	596	—	—	596
Commercial real estate construction and land development	53	—	—	53
1-4 family residential (including home equity)	4,698	—	—	4,698
Residential construction	—	—	—	—
Consumer and other	191	—	—	191
Total	$5,538	$7,894	$—	$13,432

	As of December 31, 2020
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$5,157	$—	$5,157
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	425	—	—	425
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,101	—	—	3,101
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,526	$5,157	$—	$8,683

The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,730	$10,219	$12,949
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	13,443	4,680	18,123
Commercial real estate construction and land development	53	—	53
1-4 family residential (including home equity)	3,770	1,069	4,839
Residential construction	—	—	—
Consumer and other	501	178	679
Total loans	$20,497	$16,146	$36,643

	As of December 31, 2020
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,097	$8,650	$10,747
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,487	2,594	10,081
Commercial real estate construction and land development	2,958	53	3,011
1-4 family residential (including home equity)	2,652	1,873	4,525
Residential construction	—	—	—
Consumer and other	—	529	529
Total loans	$15,194	$13,699	$28,893

Troubled Debt Restructurings

As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $24.4 million and $25.8 million, respectively. The Company allocated $2.2 million and $3.3 million of specific reserves for troubled debt restructurings at June 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$805	$805	6	$899	$899
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	1	830	830
1-4 family residential (including home equity)	—	—	—	2	821	821
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$805	$805	9	$2,550	$2,550

	Six Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$805	$805	11	$2,004	$2,004
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	545	545	—	—	—
Commercial real estate construction and land development	—	—	—	1	830	830
1-4 family residential (including home equity)	—	—	—	3	940	940
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	30
Total	4	$1,350	$1,350	16	$3,804	$3,804

Troubled debt restructurings resulted in $21 thousand of charge-offs during the six months ended June 30, 2021 and $632 thousand of charge-offs during the six months ended June 30, 2020.

As of June 30, 2021, one loan for $59 thousand was modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2021.  As of June 30, 2020, there were no loans modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2020. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, the Company added $1.4 million in new troubled debt restructurings, of which $1.4 million was still outstanding on June 30, 2021. During the six months ended June 30, 2020, the Company added $3.8 million in new troubled debt restructurings, of which $2.9 million was still outstanding on June 30, 2020.

The Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (“TDR”) indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of June 30, 2021, 43 loans with outstanding loan balances of $47.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding loans with principal and/or interest deferrals as of June 30, 2021 associated with loan modifications related to COVID-19:

		Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
	Outstanding Loan Balance	Loan Balance	Percent	Loan Balance	Percent	Loan Balance	Percent
	(Dollars in thousands)
Commercial and industrial	$690,867	$1,443	3.0%	$88,857	9.8%	$90,300	9.4%
Paycheck Protection Program (PPP)	499,207	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,051,516	43,384	91.5%	663,813	72.8%	707,197	73.8%
Commercial real estate construction and land development	371,732	2,013	4.2%	63,902	7.0%	65,915	6.9%
1-4 family residential (including home equity)	715,119	602	1.3%	92,629	10.2%	93,231	9.7%
Residential construction	111,956	—	0.0%	1,328	0.1%	1,328	0.1%
Consumer and other	20,346	—	0.0%	659	0.1%	659	0.1%
Total loans	$4,460,743	$47,442	100.0%	$911,188	100.0%	$958,630	100.0%

5. LEASES

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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2021 and 2020.

At June 30, 2021, the Company had 14 leases consisting of branch locations and office space. On the June 30, 2021 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.

Supplemental lease information at the dates indicated is as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$10,683	$11,610
Operating lease liability classified as other liabilities	$10,893	$11,850
Weighted average lease term, in years	5.26	5.56
Weighted average discount rate	2.76%	2.86%

Lease costs for the dates indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income Statement:
Operating lease cost	$860	$763	$1,733	$1,584
Short-term lease cost	16	36	31	50
Sublease income	(18)	(12)	(36)	(30)
Total operating lease costs	$858	$787	$1,728	$1,604

A maturity analysis of the Company’s lease liabilities is as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Lease payments due:
Within one year	$3,101	$3,068
After one but within two years	2,315	2,664
After two but within three years	2,081	2,056
After three but within four years	1,275	1,591
After four but within five years	962	1,057
After five years	1,952	2,355
Total lease payments	11,686	12,791
Less: discount on cash flows	793	941
Total lease liability	$10,893	$11,850

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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$711,285	$711,285	$—	$—	$711,285
Available for sale securities	977,282	—	977,282	—	977,282
Loans held for investment, net of allowance	4,411,157	—	—	4,415,987	4,415,987
Accrued interest receivable	37,075	23	6,226	30,826	37,075
Financial liabilities
Deposits	$5,433,358	$—	$5,441,756	$—	$5,441,756
Accrued interest payable	1,940	—	1,940	—	1,940
Borrowed funds	139,951	—	128,697	—	128,697
Subordinated debt	108,584	—	112,795	—	112,795

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$422,766	$422,766	$—	$—	$422,766
Available for sale securities	772,890	—	772,890	—	772,890
Loans held for investment, net of allowance	4,438,591	—	—	4,431,816	4,431,816
Accrued interest receivable	40,053	2	5,531	34,520	40,053
Financial liabilities
Deposits	$4,988,482	$—	$5,003,594	$—	$5,003,594
Interest rate swap	1,252	—	1,252	—	1,252
Accrued interest payable	2,701	—	2,701	—	2,701
Borrowed funds	155,515	—	144,629	—	144,629
Subordinated debt	108,322	—	109,832	—	109,832

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of June 30, 2021.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$58,197	$—	$58,197
Municipal securities	—	467,879	—	467,879
Agency mortgage-backed pass-through securities	—	197,543	—	197,543
Agency collateralized mortgage obligations	—	186,151	—	186,151
Corporate bonds and other	—	67,512	—	67,512
Total available for sale securities	$—	$977,282	$—	$977,282

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,199	$—	$26,199
Municipal securities	—	427,605	—	427,605
Agency mortgage-backed pass-through securities	—	171,289	—	171,289
Agency collateralized mortgage obligations	—	84,370	—	84,370
Corporate bonds and other	—	63,427	—	63,427
Total available for sale securities	$—	$772,890	$—	$772,890

Financial liabilities
Interest rate swap	$—	$1,252	$—	$1,252

There were no transfers between levels during the six months ended June 30, 2021 or 2020.

Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral Dependent Loans:
Commercial and industrial	$—	$—	$10,219
Commercial real estate (including multi- family residential)	—	—	4,680
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	1,069
Residential construction	—	—	—
Consumer and other	—	—	178
Other real estate owned	—	—	1,397
	$—	$—	$17,543

	As of December 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral Dependent Loans:
Commercial and industrial	$—	$—	$8,650
Commercial real estate (including multi- family residential)	—	—	2,594
Commercial real estate construction and land development	—	—	53
1-4 family residential (including home equity)	—	—	1,873
Residential construction	—	—	—
Consumer and other	—	—	529
Other real estate owned	—	—	9,196
	$—	$—	$22,895

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

At June 30, 2021, the $1.4 million balance of other real estate owned consisted of two foreclosed residential properties recorded as a result of obtaining physical possession of the properties.  The Company had $9.2 million of other real estate owned at December 31, 2020 consisting primarily of foreclosed commercial real estate properties and one foreclosed residential property recorded as a result of obtaining physical possession of the property.

7. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at June 30, 2021 and December 31, 2020 were $761.6 million and $726.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$926,117
After one but within two years	279,396
After two but within three years	82,882
After three but within four years	27,081
After four but within five years	34,046
Total	$1,349,522

The Company had $307.3 million and $453.8 million of brokered deposits as of June 30, 2021 and December 31, 2020, respectively. There were no concentrations of deposits with any one depositor at June 30, 2021 and December 31, 2020.

8. DERIVATIVE INSTRUMENTS

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

During the quarter ended June 30, 2021, the Company terminated the interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand recognized into other noninterest expenses as the forecasted transaction will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at June 30, 2021.

The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the six months ended June 30, 2021 and 2020 were as follows, before tax:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$(572)	$(1,575)	$1,252	$(1,575)

The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting.

9. BORROWINGS AND BORROWING CAPACITY

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2021, the Company had a total borrowing capacity of $1.78 billion, of which $1.08 billion was available and $701.8 million was outstanding. FHLB advances of $140.0 million were outstanding at June 30, 2021, at a weighted average interest rate of 1.19%.  Letters of credit were $561.8 million at June 30, 2021, of which $139.0 million will expire during the remaining months of 2021, $308.2 million will expire in 2022, $58.7 million will expire in 2023 and $55.9 million will expire in 2024.

On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At June 30, 2021, the balance on the revolving credit agreement was zero.  The credit agreement contains certain restrictive covenants. At June 30, 2021, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at June 30, 2021, and is paid quarterly.

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

The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at June 30, 2021 of $9.7 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2021, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.

A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2021 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 30, 2021 was 0.13276%.
(2)	All debentures are currently callable.

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

11. INCOME TAXES

The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2021, income tax expense was $5.0 million and $8.9 million, respectively, compared with $2.1 million and $2.9 million, respectively, for the three and six months ended June 30, 2020.  The effective income tax rate for the three and six months ended June 30, 2021 was 18.0% and 17.8%, respectively, compared to 17.2% and 17.8%, respectively, for the three and six months ended June 30, 2020.

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and six months ended June 30, 2021. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2017.

12. STOCK BASED COMPENSATION

At June 30, 2021, the Company had two stock-based employee compensation plans with awards outstanding.  In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued.  During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting.  The Company recognized total stock based compensation expense of $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively, and $914 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively.

Stock Options

Options to purchase a total of 1,309,231 shares of Company stock have been granted as of June 30, 2021. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the six months ended June 30, 2021 is set forth below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2021	469	$21.08	3.43	$6,118
Options granted	—	—
Options exercised	(104)	18.32
Options forfeited	(1)	37.55
Options outstanding, June 30, 2021	364	$21.77	3.21	$6,062
Options vested and exercisable, June 30, 2021	361	$21.45	3.18	$6,135

As of June 30, 2021, there was $31 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.39 years.

Restricted Stock Awards

During the six months ended June 30, 2021, the Company issued 78,230 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.

A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2021 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2021	158	$30.78
Share awards granted	78	38.65
Share awards vested	(48)	30.99
Unvested share awards forfeited or cancelled	(5)	37.36
Nonvested share awards outstanding, June 30, 2021	183	$34.41

As of June 30, 2021, there was $6.2 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.50 years.

Performance Share Units (“PSUs”)

PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period.  The Company awarded 56,255 and 46,243 PSUs during the six months ended June 30, 2021 and 2020, respectively.  The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718.  At June 30, 2021, there was $2.9 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.27 years.

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

The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to extend credit	$1,021,525	$491,739	$761,938	$480,067
Standby letters of credit	10,462	8,242	9,252	8,003
Total	$1,031,987	$499,981	$771,190	$488,070

Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2021, the funded fixed rate loan commitments had interest rates ranging from 1.10% to 13.49% with a weighted average maturity and rate of 4.66 years and 4.95%, respectively. As of December 31, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.20% to 18.00% with a weighted average maturity and rate of 3.53 years and 5.13%, respectively.

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

14. REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%.  Management believes as of June 30, 2021 and December 31, 2020 the Company and the Bank met all capital adequacy requirements to which they were then subject.

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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2021 and December 31, 2020:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2021
Total Capital (to risk weighted assets)	$680,221	15.98%	$340,497	8.00%	$446,902	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	518,408	12.18%	191,530	4.50%	297,935	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	528,103	12.41%	255,373	6.00%	361,778	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	528,103	8.56%	246,706	4.00%	246,706	4.00%	N/A	N/A
As of December 31, 2020
Total Capital (to risk weighted assets)	$642,155	15.71%	$327,084	8.00%	$429,298	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	482,643	11.80%	183,985	4.50%	286,199	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	492,281	12.04%	245,313	6.00%	347,527	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	492,281	8.51%	231,518	4.00%	231,518	4.00%	N/A	N/A

ALLEGIANCE BANK
As of June 30, 2021
Total Capital (to risk weighted assets)	$646,887	15.22%	$340,122	8.00%	$446,410	10.50%	$425,152	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	553,906	13.03%	191,318	4.50%	297,606	7.00%	276,349	6.50%
Tier 1 Capital (to risk weighted assets)	553,906	13.03%	255,091	6.00%	361,379	8.50%	340,122	8.00%
Tier 1 Capital (to average tangible assets)	553,906	8.99%	246,387	4.00%	246,387	4.00%	307,983	5.00%
As of December 31, 2020
Total Capital (to risk weighted assets)	$635,223	15.55%	$326,804	8.00%	$428,931	10.50%	$408,506	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	544,331	13.32%	183,828	4.50%	285,954	7.00%	265,529	6.50%
Tier 1 Capital (to risk weighted assets)	544,331	13.32%	245,103	6.00%	347,230	8.50%	326,804	8.00%
Tier 1 Capital (to average tangible assets)	544,331	9.41%	231,334	4.00%	231,334	4.00%	289,167	5.00%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$22,925		$9,907		$40,935		$13,423
Basic:
Weighted average shares outstanding	20,203	$1.13	20,414	$0.49	20,171	$2.03	20,413	$0.66
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises	183		100		188		159
Total	20,386	$1.12	20,514	$0.48	20,359	$2.01	20,572	$0.65

There were 22,800 antidilutive shares as of June 30, 2021. Stock options for 71,990 shares were not considered in computing diluted earnings per common share as of June 30, 2020 as they were antidilutive.

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

Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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

Select strategic acquisitions. We intend to continue to expand our presence through organic growth and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.

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

•

We have participated in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of June 30, 2021, we funded over $1.08 billion PPP loans. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.

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

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs.  Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and as allowed under ASC Topic 326 is excluded from the tabular loan disclosures in Note 4 – Loans and Allowance for Credit Losses.

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

Accrued interest receivable on available for sale securities totaled $6.2 million at June 30, 2021 and is excluded from the estimate of credit losses.

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

Results of Operations

Net income was $22.9 million, or $1.12 per diluted share, for the second quarter 2021 compared to $9.9 million, or $0.48 per diluted share, for the second quarter 2020. The second quarter 2021 results were primarily driven by increased net interest income and a recapture of provision for credit losses. Annualized returns on average assets, average equity and average tangible equity were 1.42%, 11.87% and 17.20%, respectively, compared to 0.71%, 5.51% and 8.32%, respectively, for the three months ended June 30, 2021 and 2020, respectively. Return on average tangible equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio increased to 57.07% for the second quarter 2021 from 56.92% for the second quarter 2020.  The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net income was $40.9 million, or $2.01 per diluted share, for the six months ended June 30, 2021 compared to $13.4 million, or $0.65 per diluted share, for the six months ended June 30, 2020. The six months ended June 30, 2021 results were impacted by increased net interest income and a recapture of provision for credit losses compared to the six months ended June 30, 2020 results which were driven by the increased provision expense and write-downs in other real estate in response to COVID-19-related uncertainties in the economic environment. Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.30%, 10.75% and 15.65%, respectively, compared to 0.51%, 3.76% and 5.70%, respectively, for the six months ended June 30, 2021 and 2020, respectively. The efficiency ratio decreased to 58.93% for the six months ended June 30, 2021 from 62.26% for the six months ended June 30, 2020 primarily due the increase in net interest income.

Net Interest Income

Three months ended June 30, 2021 compared with three months ended June 30, 2020. Net interest income before the provision for credit losses for the three months ended June 30, 2021 was $56.6 million compared with $50.8 million for the three months ended June 30, 2020, an increase of $5.7 million, or 11.3%. The increase in net interest income was primarily due to lower funding costs on interest-bearing liabilities and the increase in average interest-earning asset balances.

Interest income was $62.8 million for the three months ended June 30, 2021, an increase of $2.4 million, or 3.9%, compared with the three months ended June 30, 2020, primarily due to the increase and mix of average interest-earning asset balances. Average securities outstanding increased $281.9 million, or 47.4%, for the same period. Average loans outstanding increased $118.1 million, or 2.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the origination of PPP and core loans partially offset by paydowns. These increases were partially offset by the decrease in the average yield on loans to 5.09% for the three months ended June 30, 2021 from 5.13% for the same period in 2020 and the decrease in the average yield on securities to 2.31% for the three months ended June 30, 2021 from 2.71% for the same period in 2020 due to the impact of lower interest rates.

Interest expense was $6.2 million for the three months ended June 30, 2021, a decrease of $3.4 million, or 35.1%, compared to the three months ended June 30, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 67 basis points for the three months ended June 30, 2021 compared to 119 basis points for the same period in 2020. Average interest-bearing liabilities increased $461.3 million, or 14.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received, and organic deposit growth.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2021 was 4.02%, a decrease of 8 basis points compared to 4.10% for the three months ended June 30, 2020. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets partially offset by the decrease in funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.41% and the average rate paid on interest-bearing liabilities of 0.67% for the second quarter 2021 decreased by 42 basis points and 52 basis points, respectively, over the same period in 2020. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2021 and 2020, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,543,142	$57,691	5.09%	$4,425,036	$56,421	5.13%
Securities	876,099	5,047	2.31%	594,205	4,011	2.71%
Deposits in other financial institutions	294,188	94	0.13%	18,173	20	0.44%
Total interest-earning assets	5,713,429	$62,832	4.41%	5,037,414	$60,452	4.83%
Allowance for credit losses on loans	(52,699)			(41,334)
Noninterest-earning assets	835,801			637,608
Total assets	$6,496,531			$5,633,688

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$534,314	$326	0.24%	$353,252	$421	0.48%
Money market and savings deposits	1,561,987	1,011	0.26%	1,169,225	1,308	0.45%
Certificates and other time deposits	1,365,881	2,989	0.88%	1,302,743	5,845	1.80%
Borrowed funds	144,126	469	1.31%	320,332	562	0.71%
Subordinated debt	108,523	1,441	5.33%	107,998	1,469	5.47%
Total interest-bearing liabilities	3,714,831	$6,236	0.67%	3,253,550	$9,605	1.19%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,968,714			1,624,641
Other liabilities	38,183			32,393
Total liabilities	5,721,728			4,910,584
Shareholders' equity	774,803			723,104
Total liabilities and shareholders' equity	$6,496,531			$5,633,688

Net interest rate spread			3.74%			3.64%

Net interest income and margin(1)		$56,596	3.97%		$50,847	4.06%

Net interest income and margin (tax equivalent)(2)		$57,287	4.02%		$51,342	4.10%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended June 30, 2021 and 2020 and other applicable effective tax rates.

Six months ended June 30, 2021 compared with six months ended June 30, 2020. Net interest income before the provision for credit losses for the six months ended June 30, 2021 was $112.3 million compared with $95.9 million for the six months ended June 30, 2020, an increase of $16.4 million, or 17.1%. The increase in net interest income was primarily due to lower funding costs on interest-bearing liabilities and the increase in average interest-earning asset balances.

Interest income was $125.7 million for the six months ended June 30, 2021, an increase of $7.8 million, or 6.6%, compared with the six months ended June 30, 2020, primarily due to the increase and mix of average interest-earning asset balances.  Average securities outstanding increased $341.4 million, or 69.5%, for the same period.  Average loans outstanding increased $377.9 million, or 9.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the origination of PPP loans over the prior year. These increases were partially offset by the decrease in the average yield on loans to 5.12% for the six months ended June 30, 2021 from 5.34% for the same period in 2020 and the decrease in the average yield on securities to 2.38% for the six months ended June 30, 2021 from 2.72% for the same period in 2020 due to the impact lower interest rates.  Interest income on loans also includes acquisition accounting loan discount accretion which decreased to $262 thousand during the six months ended June 30, 2021 from $1.7 million for the same period in 2020.

Interest expense was $13.4 million for the six months ended June 30, 2021, a decrease of $8.7 million, or 39.3%, compared to the six months ended June 30, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased to 74 basis points for the six months ended June 30, 2021 compared to 142 basis points for the same period in 2020. Average interest-bearing liabilities increased $540.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received and organic deposit growth.

Tax equivalent net interest margin for the six months ended June 30, 2021 was 4.10%, a decrease of 2 basis points compared to 4.12% for the six months ended June 30, 2020. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in funding costs partially offset by the decrease in average yield on interest-earning assets.  The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average rate paid on interest-bearing liabilities of 0.74% and the average yield on interest-earning assets of 4.54% for the six months ended June 30, 2021 decreased by 68 basis points and 50 basis points, respectively, over the same period in 2020.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,557,016	$115,682	5.12%	$4,179,164	$111,045	5.34%
Securities	832,884	9,843	2.38%	491,463	6,644	2.72%
Deposits in other financial institutions	195,768	135	0.14%	34,442	215	1.26%
Total interest-earning assets	5,585,668	$125,660	4.54%	4,705,069	$117,904	5.04%
Allowance for credit losses on loans	(53,033)			(35,026)
Noninterest-earning assets	798,468			619,315
Total assets	$6,331,103			$5,289,358

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$496,399	$697	0.28%	$358,289	$1,267	0.71%
Money market and savings deposits	1,550,620	2,124	0.28%	1,168,883	4,826	0.83%
Certificates and other time deposits	1,349,364	6,654	0.99%	1,248,085	11,929	1.92%
Borrowed funds	149,496	1,008	1.36%	230,666	1,068	0.93%
Subordinated debt	108,455	2,883	5.36%	107,931	2,942	5.48%
Total interest-bearing liabilities	3,654,334	$13,366	0.74%	3,113,854	$22,032	1.42%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,868,783			1,425,265
Other liabilities	39,748			31,919
Total liabilities	5,562,865			4,571,038
Shareholders' equity	768,238			718,320
Total liabilities and shareholders' equity	$6,331,103			$5,289,358

Net interest rate spread			3.80%			3.62%

Net interest income and margin		$112,294	4.05%		$95,872	4.10%

Net interest income and net interest margin (tax equivalent)		$113,604	4.10%		$96,493	4.12%

(1)	The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the six months ended June 30, 2021 and 2020 and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,506	$(236)	$1,270	$9,375	$(4,738)	$4,637
Securities	1,903	(867)	1,036	4,554	(1,355)	3,199
Deposits in other financial institutions	304	(230)	74	1,000	(1,080)	(80)
Total increase (decrease) in interest income	3,713	(1,333)	2,380	14,929	(7,173)	7,756

Interest-bearing Liabilities:
Interest-bearing demand deposits	216	(311)	(95)	479	(1,049)	(570)
Money market and savings deposits	439	(736)	(297)	1,541	(4,243)	(2,702)
Certificates and other time deposits	283	(3,139)	(2,856)	897	(6,172)	(5,275)
Borrowed funds	(309)	216	(93)	(380)	320	(60)
Subordinated debt	7	(35)	(28)	(2)	(57)	(59)
Total increase (decrease) in interest expense	636	(4,005)	(3,369)	2,535	(11,201)	(8,666)
Increase in net interest income	$3,077	$2,672	$5,749	$12,394	$4,028	$16,422

Provision for Credit Losses

Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $2.7 million recapture of provision for credit losses and a $10.7 million provision for credit losses for the three months ended June 30, 2021 and 2020, respectively, and recorded a recapture of provision for credit losses of $2.0 million and a $21.7 million provision for credit losses for the six months ended June 30, 2021 and 2020, respectively. The recapture of provision for credit losses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 reflected recent improvements in economic factors and lower net charge-offs compared to the elevated provision expense in 2020 driven by the probable incurred losses expected within our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and volatility of crude oil prices.

Noninterest Income

Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, nonsufficient funds fees and income earned on bank owned life insurance. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended June 30, 2021 compared with three months ended June 30, 2020. Noninterest income totaled $2.3 million for the three months ended June 30, 2021 compared with $1.6 million for the same period in 2020, an increase of $711 thousand, or 45.5%, primarily due to increases of various items within other income related to timing, decreased losses on the sales of other real estate and increased debit card and ATM card income partially offset by lower correspondent bank rebates as a result of the decline in the earnings credit rate.

Six months ended June 30, 2021 compared with six months ended June 30, 2020. Noninterest income totaled $4.0 million for the six months ended June 30, 2021 compared with $4.3 million for the same period in 2020, a slight decrease of $278 thousand, or 6.5%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(Dollars in thousands)
Nonsufficient funds fees	$94	$60	$34	$177	$229	$(52)
Service charges on deposit accounts	382	343	39	770	800	(30)
Gain on sale of securities	—	93	(93)	49	287	(238)
Loss on sale of other real estate	—	(306)	306	(176)	(375)	199
Bank owned life insurance income	151	143	8	290	294	(4)
Debit card and ATM card income	761	510	251	1,391	994	397
Rebate from correspondent bank	73	89	(16)	205	582	(377)
Other(1)	812	630	182	1,303	1,476	(173)
Total noninterest income	$2,273	$1,562	$711	$4,009	$4,287	$(278)

(1)	Other includes wire transfer and letter of credit fees, among other items.

Noninterest Expense

Three months ended June 30, 2021 compared with three months ended June 30, 2020. Noninterest expense was $33.6 million for the three months ended June 30, 2021 compared to $29.8 million for the three months ended June 30, 2020, an increase of $3.8 million, or 12.8%, primarily due to increases in salaries and benefits and by the deferral of PPP loan origination costs compared to the second quarter of 2020.

Six months ended June 30, 2021 compared with six months ended June 30, 2020. Noninterest expense was $68.5 million for the six months ended June 30, 2021 compared to $62.2 million for the six months ended June 30, 2020, an increase of $6.3 million, or 10.2%.  This increase was primarily due to increases in salaries and benefits and a write-down of assets related to the closure of a bank office during the six months ended June 30, 2021 partially offset by a decrease in write-downs on other real estate owned recorded during the six months ended June 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months			For the Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits(1)	$22,472	$19,334	$3,138	$44,924	$39,115	$5,809
Net occupancy and equipment	2,225	1,926	299	4,615	3,833	782
Depreciation	1,057	885	172	2,091	1,751	340
Data processing and software amortization	2,176	1,934	242	4,376	3,760	616
Professional fees	608	800	(192)	1,397	1,373	24
Regulatory assessments and FDIC insurance	768	609	159	1,575	1,241	334
Core deposit intangibles amortization	824	990	(166)	1,648	1,980	(332)
Communications	332	390	(58)	653	807	(154)
Advertising	432	370	62	730	891	(161)
Other real estate expense	229	114	115	342	2,762	(2,420)
Printing and supplies	67	114	(47)	140	219	(79)
Other	2,405	2,313	92	6,023	4,448	1,575
Total noninterest expense	$33,595	$29,779	$3,816	$68,514	$62,180	$6,334

(1)

Total salaries and employee benefits includes $1.0 million and $914 thousand for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $5.8 million, or 14.9%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to compensation increases partially offset by the decrease in deferred origination costs on PPP loans recorded within salaries and benefits.

Other real estate expense. Other real estate expense decreased $2.4 million, or 87.6%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to write-downs on several foreclosed properties and related expenses associated with these properties during the six months ended June 30, 2020.

Other. Other noninterest expenses increased $1.6 million, or 35.4%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio increased to 57.07% and decreased to 58.93% for the three and six months ended June 30, 2021, respectively, compared to 56.92% and 62.26% for the three and six months ended June 30, 2020, respectively.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $3.0 million, to $5.0 million for the three months ended June 30, 2021 compared with $2.1 million for the same period in 2020 primarily due to the increase in pre-tax net income. Income tax expense increased $6.0 million to $8.9 million for the six months ended June 30, 2021 compared with $2.9 million for the same period in 2020. Our effective tax rate was 18.0% and 17.8% for the three and six months ended June 30, 2021, respectively, compared to 17.2% and 17.8% for the three and six months ended June 30, 2020, respectively.

Financial Condition

Loan Portfolio

At June 30, 2021, total loans were $4.46 billion, a decrease of $31.0 million, or 0.7%, compared with December 31, 2020, primarily due to paydowns of PPP and core loans during the six months ended June 30, 2021 partially offset by organic growth within our loan portfolio.

Total loans as a percentage of deposits were 82.1% and 90.0% as of June 30, 2021 and December 31, 2020, respectively. Total loans as a percentage of assets were 68.5% and 74.2% as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$690,867	15.5%	$667,079	14.9%
Paycheck Protection Program (PPP)	499,207	11.2%	569,901	12.7%
Real estate:
Commercial real estate (including multi-family residential)	2,051,516	46.0%	1,999,877	44.5%
Commercial real estate construction and land development	371,732	8.3%	367,213	8.2%
1-4 family residential (including home equity)	715,119	16.0%	737,605	16.4%
Residential construction	111,956	2.5%	127,522	2.8%
Consumer and other	20,346	0.5%	22,567	0.5%
Total loans	4,460,743	100.0%	4,491,764	100.0%
Allowance for credit losses on loans	(49,586)		(53,173)
Loans, net	$4,411,157		$4,438,591

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $23.8 million, or 3.6%, to $690.9 million as of June 30, 2021 from $667.1 million as of December 31, 2020.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. During the six months ended June 30, 2021, Allegiance Bank funded PPP loans totaling over $374.6 million.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2021 and December 31, 2020, 53.9% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $51.6 million, or 2.6%, to $2.05 billion as of June 30, 2021 from $2.00 billion as of December 31, 2020, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans.  Our multi-family loans decreased to $70.1 million as of June 30, 2021 from $75.9 million as of December 31, 2020.  We had 130 multi-family loans with an average loan size of $539 thousand as of June 30, 2021.

Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of June 30, 2021 and December 31, 2020,

27.0% and 26.8%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $4.5 million, or 1.2%, to $371.7 million as of June 30, 2021 compared to $367.2 million as of December 31, 2020.

1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $22.5 million, or 3.0%, to $715.1 million as of June 30, 2021 from $737.6 million as of December 31, 2020. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $4.6 million, or 3.9%, to $112.9 million as of June 30, 2021 from $117.5 million as of December 31, 2020.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $15.6 million, or 12.2%, to $112.0 million as of June 30, 2021 from $127.5 million as of December 31, 2020.

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

Hotel. Our hotel loans, excluding PPP loans, at June 30, 2021 totaled $128.5 million, or 2.9% of total loans, $10.5 million of which were on nonaccrual status. At June 30, 2021, our allowance for credit losses on loans allocated to our total hotel loan portfolio totaled 3.7% of total hotel loans.

Restaurant and Bar. Our restaurant and bar loans, excluding PPP loans, at June 30, 2021 totaled $114.3 million, or 2.6% of total loans, $301 thousand of which were on nonaccrual status. At June 30, 2021, our allowance for credit losses on loans allocated to our total restaurant and bar loan portfolio was 1.3% of total restaurant and bar loans.

Oil and Gas. Our oil and gas loans, excluding PPP loans, at June 30, 2021 totaled $73.0 million, or 1.6% of total loans, of which $3.5 million were on nonaccrual status. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed. At June 30, 2021, our allowance for credit losses on loans allocated to our total oil and gas loan portfolio was 2.3% of total oil and gas loans. At June 30, 2021, we did not have exposure to exploration and production or reserve-based lending and only had minimal exposure to the industry.

Asset Quality

Nonperforming Assets

We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.

We had $36.6 million and $28.9 million in nonperforming loans as of June 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$12,949	$10,747
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	18,123	10,081
Commercial real estate construction and land development	53	3,011
1-4 family residential (including home equity)	4,839	4,525
Residential construction	—	—
Consumer and other	679	529
Total nonaccrual loans	36,643	28,893
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	36,643	28,893
Other real estate	1,397	9,196
Other repossessed assets	—	—
Total nonperforming assets	$38,040	$38,089
Restructured loans(1)	$12,580	$12,448
Nonperforming assets to total assets	0.58%	0.63%
Nonperforming loans to total loans	0.82%	0.64%

(1)	Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2021 and December 31, 2020, we had $44.6 million and $32.6 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2021, potential problem loans consisted of 32 credit relationships. Of the total outstanding balance at June 30, 2021, 60.0% to six customers in the hotel industry, 10.2% to two customer in the commercial real estate investment industry, 7.8% to two customers in the consumer services industry, 7.6% to six customers in the energy industry, 6.3% to two customer in the residential rental real estate industry, 5.0% to four customers in the construction services industry, 1.0% to three consumer homestead loans, 1.0% to three customers in the commercial services industry, 0.6% to two customers in the medical industry, 0.4% to one customer in the wholesale industry and 0.1%  to one customer in the trucking industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits.

The Company granted initial principal and interest deferrals on outstanding loan balances to borrowers in connection with the COVID-19 relief provided by the CARES Act and subsequent deferrals upon request and after meeting certain conditions.  These deferrals were generally no more than 90 days in duration. As of June 30, 2021, 43 loans with outstanding loan balances of $47.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

The following table presents information regarding principal and/or interest deferrals as of June 30, 2021 associated with loan modifications related to COVID-19:

		Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
	Outstanding Loan Balance	Loan Balance	Percent	Loan Balance	Percent	Loan Balance	Percent
	(Dollars in thousands)
Commercial and industrial	$690,867	$1,443	3.0%	$88,857	9.8%	$90,300	9.4%
Paycheck Protection Program (PPP)	499,207	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,051,516	43,384	91.5%	663,813	72.8%	707,197	73.8%
Commercial real estate construction and land development	371,732	2,013	4.2%	63,902	7.0%	65,915	6.9%
1-4 family residential (including home equity)	715,119	602	1.3%	92,629	10.2%	93,231	9.7%
Residential construction	111,956	—	0.0%	1,328	0.1%	1,328	0.1%
Consumer and other	20,346	—	0.0%	659	0.1%	659	0.1%
Total loans	$4,460,743	$47,442	100.0%	$911,188	100.0%	$958,630	100.0%

We have also been actively participating in assisting with applications for resources through the PPP. PPP loans have a two-year or five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, we have funded over $1.08 billion in PPP loans. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional provision expense charged to earnings.

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for credit losses calculated in accordance with ASC 326 that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management's best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.

The Company retroactively adopted ASC Topic 326 effective January 1, 2020 during the fourth quarter of 2020. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $3.1 million with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses on loans of $2.1 million related to loans acquired from the acquisition of Post Oak Bancshares, Inc., due to the reclassification of PCD discounts as a result of adopting CECL. At June 30, 2021, our allowance for credit losses on loans amounted to $49.6 million, or 1.11% of total loans, compared with $53.2 million, or 1.18%, of total loans as of December 31, 2020. The decrease in the allowance for credit losses on loans during 2021 reflected recent improvements in economic factors compared to increased expected losses during 2020 resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in crude oil prices.

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

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$4,557,016	$4,179,164
Gross loans outstanding at end of period	4,460,743	4,583,656
Allowance for credit losses on loans at beginning of period	53,173	29,438
(Recapture of) provision for loan losses	(3,080)	21,659
Charge-offs:
Commercial and industrial loans	(559)	(1,092)
Real estate:
Commercial real estate (including multi-family residential)	—	(137)
Commercial real estate construction and land development	—	(2,270)
1-4 family residential (including home equity)	(21)	(215)
Residential construction	—	—
Consumer and other	(4)	—
Total charge-offs for all loan types	(584)	(3,714)
Recoveries:
Commercial and industrial loans	77	259
Real estate:
Commercial real estate (including multi-family residential)	—	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total recoveries for all loan types	77	259
Net charge-offs	(507)	(3,455)
Allowance for credit losses on loans at end of period	$49,586	$47,642
Allowance for credit losses on loans to total loans	1.11%	1.04%
Net charge-offs to average loans(1)	0.02%	0.17%
Allowance for credit losses on loans to nonperforming loans	135.32%	143.40%

(1)	Interim periods annualized.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements.  As of June 30, 2021, the carrying amount of investment securities totaled $977.3 million, an increase of $204.4 million, or 26.4%, compared with $772.9 million as of December 31, 2020. Securities represented 15.0% of total assets as of June 30, 2021 and 12.8% as of December 31, 2020.

All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$57,798	$558	$(159)	$58,197
Municipal securities	436,239	32,312	(672)	467,879
Agency mortgage-backed pass-through securities	195,919	2,871	(1,247)	197,543
Agency collateralized mortgage obligations	183,834	3,389	(1,072)	186,151
Corporate bonds and other	64,502	3,030	(20)	67,512
Total	$938,292	$42,160	$(3,170)	$977,282

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” As of June 30, 2021, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

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

	June 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,559	3.30%	$25,199	1.25%	$27,040	0.96%	$57,798	1.31%
Municipal securities	1,010	4.06%	5,402	3.30%	62,588	3.02%	367,239	3.15%	436,239	3.13%
Agency mortgage-backed pass-through securities	—	0.00%	5,087	2.96%	5,753	3.25%	185,079	1.50%	195,919	1.59%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,294	2.75%	158,540	1.37%	183,834	1.56%
Corporate bonds and other	—	0.00%	3,000	5.75%	37,000	5.68%	24,502	3.23%	64,502	4.75%
Total	$1,010	4.06%	$19,048	3.59%	$155,834	3.33%	$762,400	2.30%	$938,292	2.50%

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,526	3.30%	$18,536	1.62%	$1,483	2.74%	$25,545	2.05%
Municipal securities	110	4.40%	4,323	3.34%	51,703	3.12%	336,450	3.27%	392,586	3.26%
Agency mortgage-backed pass-through securities	—	0.00%	5,378	2.99%	6,681	3.31%	155,547	1.65%	167,606	1.76%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,354	2.79%	54,828	1.66%	80,182	2.01%
Corporate bonds and other	—	0.00%	3,000	5.75%	35,000	5.72%	24,124	3.10%	62,124	4.70%
Total	$110	4.40%	$18,227	3.62%	$137,274	3.53%	$572,432	2.67%	$728,043	2.86%

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

As of June 30, 2021 and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.38% during the six months ended June 30, 2021 compared with 2.72% for the six months ended June 30, 2020. The decrease in average yield during 2021 compared to the same period in 2020 was primarily due to the lower interest rate environment over the prior year partially offset by the growth in the portfolio.

Goodwill and Core Deposit Intangible Assets

Our goodwill was $223.6 million as of June 30, 2021 and December 31, 2020. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our core deposit intangible assets, net as of June 30, 2021 and December 31, 2020, was $16.3 million and $18.0 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.

Premises and Equipment, net

Premises and equipment, net was $65.4 million and $70.7 million at June 30, 2021 and December 31, 2020, respectively.

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

Total deposits at June 30, 2021 were $5.43 billion, an increase of $444.9 million, or 8.9%, compared with $4.99 billion at December 31, 2020. Noninterest-bearing deposits at June 30, 2021 were $1.97 billion, an increase of $268.5 million, or 15.8%, compared with $1.70 billion at December 31, 2020 partially due to funds from government stimulus programs such as the PPP and consumer economic impact payments received. Interest-bearing deposits at June 30, 2021 were $3.46 billion, an increase of $176.4 million, or 5.4%, compared with $3.28 billion at December 31, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received.

Borrowings

We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2021, we had a total borrowing capacity of $1.78 billion, of which $1.08 billion was available and $701.8 million was outstanding. FHLB advances of $140.0 million were outstanding at June 30, 2021, at a weighted average interest rate of 1.19%.  Letters of credit were $561.8 million at June 30, 2021, of which $139.0 million will expire during the remaining months of 2021, $308.2 million will expire in 2022, $58.7 million will expire in 2023 and $55.9 million will expire in 2024.

Credit Agreement

At June 30, 2021, the balance of the revolving credit agreement was zero.  The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at June 30, 2021, and is paid quarterly. On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.

Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of June 30, 2021, we believe we were in compliance with all such debt covenants.

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

As of June 30, 2021 and December 31, 2020, we had outstanding $1.51 billion and $1.24 billion, respectively, in commitments to extend credit and $18.7 million and $17.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources

Liquidity

Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2021 and the year ended December 31, 2020, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.

Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits increased $1.06 billion, or 25.3%, and our average loans increased $377.9 million, or 9.0%, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.9 years and modified duration of 6.1 years at June 30, 2021, and a weighted average life of 7.9 years and modified duration of 6.2 years at December 31, 2020.

As of June 30, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2021 and December 31, 2020, the Bank was well-capitalized.

Total shareholder’s equity was $789.2 million at June 30, 2021, compared with $758.7 million at December 31, 2020, an increase of $30.5 million. This increase was primarily due to net income of $22.9 million partially offset by the decrease in accumulated other comprehensive income of $3.6 million along with the $0.24 per common share dividend paid during the six months ended June 30, 2021.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of June 30, 2021
Total capital (to risk weighted assets)	15.98%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.18%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.41%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.56%	4.00%	4.00%	N/A
As of December 31, 2020
Total capital (to risk weighted assets)	15.71%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.80%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.04%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.51%	4.00%	4.00%	N/A
Allegiance Bank
As of June 30, 2021
Total capital (to risk weighted assets)	15.22%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.03%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.03%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.99%	4.00%	4.00%	5.00%
As of December 31, 2020
Total capital (to risk weighted assets)	15.55%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.32%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.32%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.41%	4.00%	4.00%	5.00%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$22,925	$9,907	$40,935	$13,423

Average shareholders' equity	$774,803	$723,104	$768,238	$718,320
Less: Average goodwill and core deposit intangibles, net	240,331	244,010	240,746	244,508
Average tangible shareholders’ equity	$534,472	$479,094	$527,492	$473,812

Return on average tangible shareholders' equity(1)	17.20%	8.32%	15.65%	5.70%

(1)	Annualized.

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

During the second quarter 2021, we terminated an interest rate swap entered into for the purpose of reducing interest rate risk. See Note 8 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
Rates (Basis Points)	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
+300	(0.4)%	(3.9)%	12.2%	10.8%
+200	(0.7)%	(3.1)%	9.9%	8.8%
+100	(0.8)%	(1.9)%	5.8%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	(4.0)%	(3.7)%	(13.7)%	(12.9)%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM  1A. RISK FACTORS

In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of June 30, 2021, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the three months ended June 30, 2021 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1, 2021 to April 30, 2021	1,500	$40.89
May 1, 2021 to May 31, 2021	11	$39.60
June 1, 2021 to June 30, 2021	21	$40.95
(1)	The Company acquired 1,532 shares from employees for tax withholding purposes related to vesting of restricted stock grants.

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

Allegiance Bancshares, Inc. (Registrant)

Date: July 29, 2021	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: July 29, 2021	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer