Form 10-Q
period 2021-09-30
Allegiance Bancshares, Inc.
filed 2021-10-28
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-37585
_______________________________________________
Allegiance Bancshares, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2021, the registrant had 20,247,480 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
September 30, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$23,903	$122,897
Interest-bearing deposits at other financial institutions	879,858	299,869
Total cash and cash equivalents	903,761	422,766
Available for sale securities, at fair value	1,211,476	772,890
Loans held for investment	4,289,469	4,491,764
Less: allowance for credit losses on loans	(50,491)	(53,173)
Loans, net	4,238,978	4,438,591
Accrued interest receivable	33,523	40,053
Premises and equipment, net	65,140	70,685
Other real estate owned	1,397	9,196
Federal Home Loan Bank stock	8,326	7,756
Bank owned life insurance	28,101	27,686
Goodwill	223,642	223,642
Core deposit intangibles, net	15,482	17,954
Other assets	29,935	18,909
TOTAL ASSETS	$6,759,761	$6,050,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,086,683	$1,704,567
Interest-bearing
Demand	594,959	437,328
Money market and savings	1,604,222	1,499,938
Certificates and other time	1,381,014	1,346,649
Total interest-bearing deposits	3,580,195	3,283,915
Total deposits	5,666,878	4,988,482
Accrued interest payable	3,296	2,701
Borrowed funds	139,954	155,515
Subordinated debt	108,715	108,322
Other liabilities	42,326	36,439
Total liabilities	5,961,169	5,291,459
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,218,175 shares issued and outstanding at September 30, 2021 and 20,208,323 shares issued and outstanding at December 31, 2020	20,218	20,208
Capital surplus	507,948	508,794
Retained earnings	247,966	195,236
Accumulated other comprehensive income	22,460	34,431
Total shareholders’ equity	798,592	758,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,759,761	$6,050,128
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$58,176	$56,418	$173,858	$167,463
Securities:
Taxable	2,998	2,095	7,956	6,024
Tax-exempt	2,498	2,280	7,383	4,995
Deposits in other financial institutions	221	18	356	233
Total interest income	63,893	60,811	189,553	178,715
INTEREST EXPENSE:
Demand, money market and savings deposits	1,267	1,657	4,088	7,750
Certificates and other time deposits	2,583	5,239	9,237	17,168
Borrowed funds	436	558	1,444	1,626
Subordinated debt	1,441	1,448	4,324	4,390
Total interest expense	5,727	8,902	19,093	30,934
NET INTEREST INCOME	58,166	51,909	170,460	147,781
Provision for credit losses	2,295	1,347	255	23,006
Net interest income after provision for credit losses	55,871	50,562	170,205	124,775
NONINTEREST INCOME:
Nonsufficient funds fees	131	75	308	304
Service charges on deposit accounts	425	325	1,195	1,125
Gain on sale of securities	—	—	49	287
Loss on sale of other real estate and other repossessed assets	—	117	(176)	(258)
Bank owned life insurance income	125	144	415	438
Debit card and ATM card income	771	574	2,162	1,568
Other	647	615	2,155	2,673
Total noninterest income	2,099	1,850	6,108	6,137
NONINTEREST EXPENSE:
Salaries and employee benefits	22,335	20,034	67,259	59,149
Net occupancy and equipment	2,335	2,057	6,950	5,890
Depreciation	1,060	946	3,151	2,697
Data processing and software amortization	2,222	2,125	6,598	5,885
Professional fees	1,223	756	2,620	2,129
Regulatory assessments and FDIC insurance	883	875	2,458	2,116
Core deposit intangibles amortization	824	989	2,472	2,969
Communications	358	355	1,011	1,162
Advertising	481	327	1,211	1,218
Other real estate expense	137	2,017	479	4,780
Other	2,438	2,084	8,601	6,750
Total noninterest expense	34,296	32,565	102,810	94,745
INCOME BEFORE INCOME TAXES	23,674	19,847	73,503	36,167
Provision for income taxes	4,614	3,677	13,508	6,574
NET INCOME	$19,060	$16,170	$59,995	$29,593
EARNINGS PER SHARE:
Basic	$0.94	$0.79	$2.97	$1.45
Diluted	$0.93	$0.79	$2.95	$1.44
DIVIDENDS PER SHARE	$0.12	$0.10	$0.36	$0.30
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$19,060	$16,170	$59,995	$29,593
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(10,548)	2,004	(16,356)	33,036
Reclassification of gain realized through the sale of securities	—	—	(49)	(287)
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	—	80	1,477	(1,495)
Reclassification of gain realized through the termination of cash flow hedge	—	—	(225)	—
Total other comprehensive (loss) income	(10,548)	2,084	(15,153)	31,254
Deferred tax benefit (expense) related to other comprehensive income	2,214	(437)	3,182	(6,563)
Other comprehensive (loss) income, net of tax	(8,334)	1,647	(11,971)	24,691
Comprehensive income	$10,726	$17,817	$48,024	$54,284
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT JUNE 30, 2020	20,430,836	$20,431	$515,045	$172,723	$27,944	$736,143
Net income				16,170		16,170
Other comprehensive income					1,647	1,647
Cash dividends declared, $0.10 per share				(2,027)		(2,027)
Common stock issued in connection with the exercise of stock options and restricted stock awards	13,794	14	243			257
Stock based compensation expense			863			863
BALANCE AT SEPTEMBER 30, 2020	20,444,630	$20,445	$516,151	$186,866	$29,591	$753,053

BALANCE AT JUNE 30, 2021	20,212,534	$20,213	$506,810	$231,333	$30,794	$789,150
Net income				19,060		19,060
Other comprehensive loss					(8,334)	(8,334)
Cash dividends declared, $0.12 per share				(2,427)		(2,427)
Common stock issued in connection with the exercise of stock options and restricted stock awards	5,641	5	106			111
Stock based compensation expense			1,032			1,032
BALANCE AT SEPTEMBER 30, 2021	20,218,175	$20,218	$507,948	$247,966	$22,460	$798,592

BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Net income				29,593		29,593
Other comprehensive income					24,691	24,691
Cash dividends declared, $0.30 per share				(6,102)		(6,102)
Common stock issued in connection with the exercise of stock options and restricted stock awards	165,148	165	1,562			1,727
Repurchase of common stock	(244,334)	(244)	(9,058)			(9,302)
Stock based compensation expense			2,581			2,581
BALANCE AT SEPTEMBER 30, 2020	20,444,630	$20,445	$516,151	$186,866	$29,591	$753,053

BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				59,995		59,995
Other comprehensive loss					(11,971)	(11,971)
Cash dividends declared, $0.36 per share				(7,265)		(7,265)
Common stock issued in connection with the exercise of stock options and restricted stock awards	171,058	171	1,761			1,932
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			2,891			2,891
BALANCE AT SEPTEMBER 30, 2021	20,218,175	$20,218	$507,948	$247,966	$22,460	$798,592
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,995	$29,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,623	5,666
Provision for credit losses	255	23,006
Deferred income tax expense (benefit)	434	(5,123)
Net amortization of premium on investments	5,295	2,498
Excess tax benefit from stock based compensation	(262)	(65)
Bank owned life insurance income	(415)	(438)
Net accretion of discount on loans	(385)	(2,227)
Net amortization of discount on subordinated debt	86	84
Net accretion of discount on certificates of deposit	(122)	(295)
Loss on sale of other real estate and other repossessed assets	176	258
Loss on write-downs of premises, equipment and other real estate	1,317	4,065
Net gain on sale of securities	(49)	(287)
Federal Home Loan Bank stock dividends	(52)	(170)
Stock based compensation expense	2,891	2,581
Net change in operating leases	2,155	1,947
Increase in accrued interest receivable and other assets	(2,919)	(21,070)
Increase (decrease) in accrued interest payable and other liabilities	7,633	(2,397)
Net cash provided by operating activities	81,656	37,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	3,249,803	3,548,616
Proceeds from sales and calls of available for sale securities	4,898	30,790
Purchase of available for sale securities	(3,714,411)	(3,839,758)
Net change in total loans	209,737	(687,460)
Purchase of bank premises and equipment	(2,557)	(5,520)
Proceeds from sale of bank premises, equipment and other real estate	430	4,027
Net purchases of Federal Home Loan Bank stock	(518)	(3,304)
Net cash used in investing activities	(252,618)	(952,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	382,116	520,468
Net increase in interest-bearing deposits	296,402	329,092
Net change in other borrowed funds	—	65,000
Net (paydown) increase in borrowings under credit agreement	(15,569)	15,000
Dividends paid to common shareholders	(7,265)	(6,102)
Proceeds from the issuance of common stock and stock option exercises	1,932	1,727
Repurchase of common stock	(5,659)	(9,302)
Net cash provided by financing activities	651,957	915,883
NET CHANGE IN CASH AND CASH EQUIVALENTS	480,995	900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,766	346,248
CASH AND CASH EQUIVALENTS, END OF PERIOD	$903,761	$347,148
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$16,250	$5,800
Interest paid	18,498	32,178
Cash paid for operating lease liabilities	2,596	2,438
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$1,446	$2,221
Loans transferred to other real estate	821	539
Bank-financed sales of other real estate	8,125	2,315
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers. The Company operated 27 full-service banking locations in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of September 30, 2021. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
New Accounting Standards
Adoption of New Accounting Standards
ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not significantly impact the Company's financial statements.
ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” ASU 2020-09 amends the ASC to reflect the issuance of an SEC rule related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. ASU 2020-09 became effective for the Company on January 4, 2021, concurrent with the effective date of the SEC release, and did not have a significant impact on the Company's financial statements.
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 became effective for the Company on January 1, 2021 and did not have a significant impact on the Company's financial statements.

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

2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$223,642	$21,876
Amortization	—	(3,922)
Balance as of December 31, 2020	223,642	17,954
Amortization	—	(2,472)
Balance as of September 30, 2021	$223,642	$15,482
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2021, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2021 is as follows (dollars in thousands):

Remaining 2021	$824
2022	3,003
2023	2,323
2024	2,188
2025	2,061
Thereafter	5,083
Total	$15,482
3. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$132,434	$487	$(928)	$131,993
Municipal securities	455,816	28,142	(1,686)	482,272
Agency mortgage-backed pass-through securities	250,913	2,585	(3,651)	249,847
Agency collateralized mortgage obligations	230,273	2,585	(2,111)	230,747
Corporate bonds and other	113,598	3,420	(401)	116,617
Total	$1,183,034	$37,219	$(8,777)	$1,211,476

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890
As of September 30, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon the Company’s analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to its available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,879	$3,939
Due after one year through five years	13,365	14,012
Due after five years through ten years	136,698	141,890
Due after ten years	547,906	571,041
Subtotal	701,848	730,882
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	481,186	480,594
Total	$1,183,034	$1,211,476

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$98,257	$(928)	$—	$—	$98,257	$(928)
Municipal securities	73,698	(1,380)	8,513	(306)	82,211	(1,686)
Agency mortgage-backed pass-through securities	121,593	(3,450)	7,958	(201)	129,551	(3,651)
Agency collateralized mortgage obligations	117,355	(1,977)	10,402	(134)	127,757	(2,111)
Corporate bonds and other	25,430	(401)	—	—	25,430	(401)
Total	$436,333	$(8,136)	$26,873	$(641)	$463,206	$(8,777)

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Municipal securities	$8,844	$(60)	$—	$—	$8,844	$(60)
Agency mortgage-backed pass-through securities	28,659	(146)	—	—	28,659	(146)
Agency collateralized mortgage obligations	11,629	(39)	4,203	(36)	15,832	(75)
Corporate bonds and other	15,951	(49)	—	—	15,951	(49)
Total	$65,083	$(294)	$4,203	$(36)	$69,286	$(330)
The Company sold $4.9 million of securities recording gross gains of $49 thousand for the nine months ended September 30, 2021 with none of these securities sold during the three months ended September 30, 2021. There were no securities sold during the three months ended September 30, 2020. The Company sold $30.8 million and had calls of $7.1 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, the Company did not own securities of any one issuer, other than the U.S government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $11.7 million at September 30, 2021 and $18.5 million at December 31, 2020, respectively. The majority of the securities were pledged to collateralize public fund deposits.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are classified by major type as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial and industrial	$728,897	$667,079
Paycheck Protection Program (PPP)	290,028	569,901
Real estate:
Commercial real estate (including multi-family residential)	2,073,521	1,999,877
Commercial real estate construction and land development	382,610	367,213
1-4 family residential (including home equity)	683,919	737,605
Residential construction	104,638	127,522
Consumer and other	25,856	22,567
Total loans	4,289,469	4,491,764
Allowance for credit losses on loans	(50,491)	(53,173)
Loans, net	$4,238,978	$4,438,591
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $27.4 million and $34.5 million as of September 30, 2021 and December 31, 2020, respectively, due to immateriality.

	September 30, 2021
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$5,479	$—	$5,479	$10,247	$713,171	$728,897
Paycheck Protection Program (PPP)	—	—	—	—	290,028	290,028
Real estate:
Commercial real estate (including multi-family residential)	11,021	—	11,021	14,629	2,047,871	2,073,521
Commercial real estate construction and land development	653	—	653	53	381,904	382,610
1-4 family residential (including home equity)	2,428	—	2,428	3,224	678,267	683,919
Residential construction	1,191	—	1,191	—	103,447	104,638
Consumer and other	23	—	23	216	25,617	25,856
Total loans	$20,795	$—	$20,795	$28,369	$4,240,305	$4,289,469

	December 31, 2020
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$2,486	$—	$2,486	$10,747	$653,846	$667,079
Paycheck Protection Program (PPP)	—	—	—	—	569,901	569,901
Real estate:
Commercial real estate (including multi-family residential)	3,063	—	3,063	10,081	1,986,733	1,999,877
Commercial real estate construction and land development	2,930	—	2,930	3,011	361,272	367,213
1-4 family residential (including home equity)	3,000	—	3,000	4,525	730,080	737,605
Residential construction	—	—	—	—	127,522	127,522
Consumer and other	46	—	46	529	21,992	22,567
Total loans	$11,525	$—	$11,525	$28,893	$4,451,346	$4,491,764
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

The following table presents risk ratings by category of loan as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Commercial and industrial
Pass	$159,566	$94,424	$50,231	$30,160	$12,645	$14,707	$294,765	$206	$656,704	$562,518
Watch	14,143	4,144	6,446	3,772	724	1,912	6,702	—	37,843	41,026
Special Mention	1,466	313	793	1,344	352	—	2,075	—	6,343	25,010
Substandard	12,059	5,336	1,891	1,768	2,015	842	3,990	—	27,901	38,385
Doubtful	106	—	—	—	—	—	—	—	106	140
Total commercial and industrial loans	$187,340	$104,217	$59,361	$37,044	$15,736	$17,461	$307,532	$206	$728,897	$667,079

Paycheck Protection Program (PPP)
Pass	$263,719	$26,309	$—	$—	$—	$—	$—	$—	$290,028	$569,901
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$263,719	$26,309	$—	$—	$—	$—	$—	$—	$290,028	$569,901

Commercial real estate (including multi-family residential)
Pass	$572,881	$505,844	$243,402	$154,344	$151,428	$112,031	$40,746	$488	$1,781,164	$1,629,023
Watch	30,209	17,837	21,763	13,473	21,973	20,315	1,675	—	127,245	177,651
Special Mention	10,383	9,197	6,379	4,697	5,602	5,302	1,847	—	43,407	68,276
Substandard	17,993	22,948	25,437	15,893	16,944	21,211	1,086	193	121,705	124,927
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$631,466	$555,826	$296,981	$188,407	$195,947	$158,859	$45,354	$681	$2,073,521	$1,999,877

Commercial real estate construction and land development
Pass	$163,027	$111,059	$37,062	$15,751	$7,625	$6,550	$13,381	$—	$354,455	$320,133
Watch	3,498	5,432	2,133	2,789	5,000	—	—	—	18,852	39,021
Special Mention	4,124	165	1,633	366	865	250	—	—	7,403	2,880
Substandard	534	98	472	654	—	—	142	—	1,900	5,179
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$171,183	$116,754	$41,300	$19,560	$13,490	$6,800	$13,523	$—	$382,610	$367,213

1-4 family residential (including home equity)
Pass	$152,421	$163,538	$91,396	$58,739	$47,500	$33,771	$77,540	$2,212	$627,117	$670,074
Watch	4,722	5,826	2,843	5,705	4,006	3,220	6,448	2,337	35,107	37,667
Special Mention	2,202	261	972	487	331	2,346	2,497	53	9,149	18,790
Substandard	1,093	1,384	2,791	2,823	1,460	2,780	215	—	12,546	11,074
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$160,438	$171,009	$98,002	$67,754	$53,297	$42,117	$86,700	$4,602	$683,919	$737,605

	As of September 30, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total	Total
	(Dollars in thousands)
Residential construction
Pass	$60,063	$33,376	$1,598	$5,208	$715	$—	$—	$—	$100,960	$124,737
Watch	2,033	—	741	—	—	—	—	—	2,774	2,785
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	904	—	—	—	—	—	—	—	904	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$63,000	$33,376	$2,339	$5,208	$715	$—	$—	$—	$104,638	$127,522

Consumer and other
Pass(1)	(2,304)	21,098	1,507	983	394	64	3,236	—	24,978	21,359
Watch	110	252	191	—	—	—	63	—	616	389
Special Mention	—	—	4	18	—	—	16	—	38	270
Substandard	—	9	208	7	—	—	—	—	224	549
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$(2,194)	$21,359	$1,910	$1,008	$394	$64	$3,315	$—	$25,856	$22,567

Total loans
Pass	1,369,373	955,648	425,196	265,185	220,307	167,123	429,668	2,906	3,835,406	3,897,745
Watch	54,715	33,491	34,117	25,739	31,703	25,447	14,888	2,337	222,437	298,539
Special Mention	18,175	9,936	9,781	6,912	7,150	7,898	6,435	53	66,340	115,226
Substandard	32,583	29,775	30,799	21,145	20,419	24,833	5,433	193	165,180	180,114
Doubtful	106	—	—	—	—	—	—	—	106	140
Total loans	$1,474,952	$1,028,850	$499,893	$318,981	$279,579	$225,301	$456,424	$5,489	$4,289,469	$4,491,764

(1)	Includes net deferred fees of $10.8 million and $13.9 million on PPP loans as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and nine months ended September 30, 2021 and 2020:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2021	$18,254	$—	$22,909	$6,006	$1,304	$840	$273	$49,586
Provision for credit losses on loans	565	—	423	822	(381)	34	(108)	1,355
Charge-offs	(50)	—	(457)	—	—	—	(20)	(527)
Recoveries	70	—	—	—	—	—	7	77
Net charge-offs	20	—	(457)	—	—	—	(13)	(450)
Balance September 30, 2021	$18,839	$—	$22,875	$6,828	$923	$874	$152	$50,491

Nine Months Ended
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Recapture of credit losses on loans	1,563	—	(602)	(111)	(2,335)	4	(244)	(1,725)
Charge-offs	(609)	—	(457)	—	(21)	—	(24)	(1,111)
Recoveries	147	—	—	—	—	—	7	154
Net charge-offs	(462)	—	(457)	—	(21)	—	(17)	(957)
Balance September 30, 2021	$18,839	$—	$22,875	$6,828	$923	$874	$152	$50,491

Allowance for loan losses:
Three Months Ended
Balance June 30, 2020	$13,367	$—	$20,889	$3,865	$7,542	$1,803	$176	$47,642
Provision for loan losses	(126)	—	2,453	(379)	(349)	(471)	219	1,347
Charge-offs	(350)	—	—	(71)	—	—	—	(421)
Recoveries	122	—	8	—	—	—	—	130
Net charge-offs	(228)	—	8	(71)	—	—	—	(291)
Balance September 30, 2020	$13,013	$—	$23,350	$3,415	$7,193	$1,332	$395	$48,698

Nine Months Ended
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Provision for loan losses	5,256	—	12,309	1,335	3,556	275	275	23,006
Charge-offs	(1,442)	—	(137)	(2,341)	(215)	—	—	(4,135)
Recoveries	381	—	8	—	—	—	—	389
Net charge-offs	(1,061)	—	(129)	(2,341)	(215)	—	—	(3,746)
Balance September 30, 2020	$13,013	$—	$23,350	$3,415	$7,193	$1,332	$395	$48,698
Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of September 30, 2021 and December 31, 2020 was $6.7 million and $4.7 million, respectively. The establishment of an allowance as of December 31, 2020 was due to the adoption of CECL and as such was not considered at September 30, 2020. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.

The following table details activity in the allowance for credit losses on unfunded commitments is as follows (dollars in thousands):

Balance at June 30, 2021	$5,737
Provision for credit losses on unfunded commitments	939
Balance at September 30, 2021	$6,676

Balance at December 31, 2020	$4,697
Provision for credit losses on unfunded commitments	1,979
Balance at September 30, 2021	$6,676
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$4,517	$—	$4,517
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,343	—	—	1,343
Commercial real estate construction and land development	53	—	—	53
1-4 family residential (including home equity)	4,104	—	—	4,104
Residential construction	—	—	—	—
Consumer and other	175	—	—	175
Total	$5,675	$4,517	$—	$10,192

	As of December 31, 2020
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$5,157	$—	$5,157
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	425	—	—	425
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,101	—	—	3,101
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,526	$5,157	$—	$8,683

The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,179	$8,068	$10,247
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,788	2,841	14,629
Commercial real estate construction and land development	53	—	53
1-4 family residential (including home equity)	2,667	557	3,224
Residential construction	—	—	—
Consumer and other	175	41	216
Total loans	$16,862	$11,507	$28,369

	As of December 31, 2020
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,097	$8,650	$10,747
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,487	2,594	10,081
Commercial real estate construction and land development	2,958	53	3,011
1-4 family residential (including home equity)	2,652	1,873	4,525
Residential construction	—	—	—
Consumer and other	—	529	529
Total loans	$15,194	$13,699	$28,893
Troubled Debt Restructurings
As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $21.4 million and $25.8 million, respectively. The Company allocated $2.3 million and $3.3 million of specific reserves for troubled debt restructurings at September 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	4	$300	$300	5	$1,133	$1,133
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	3	1,983	1,983
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	1	1,081	1,081
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$300	$300	9	$4,197	$4,197

	Nine Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	7	$1,105	$1,105	16	$3,137	$3,137
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	545	545	3	1,983	1,983
Commercial real estate construction and land development	—	—	—	1	830	830
1-4 family residential (including home equity)	—	—	—	4	2,021	2,021
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	30
Total	8	$1,650	$1,650	25	$8,001	$8,001
Troubled debt restructurings resulted in $21 thousand of charge-offs during the nine months ended September 30, 2021 and $632 thousand of charge-offs during the nine months ended September 30, 2020.
As of September 30, 2021, three loans for $247 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2021. As of September 30, 2020, there was one loan for $22 thousand modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the nine months ended September 30, 2020. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, the Company added $1.7 million in new troubled debt restructurings, of which $1.6 million was still outstanding on September 30, 2021. During the nine months ended September 30, 2020, the Company added $8.0 million in new troubled debt restructurings, of which $6.7 million was still outstanding on September 30, 2020.
The Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (“TDR”) indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of September 30, 2021, 37 loans with outstanding loan balances of $37.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
The following table presents information regarding loans with principal and/or interest deferrals as of September 30, 2021 associated with loan modifications related to COVID-19:

		Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
	Outstanding Loan Balance	Loan Balance	Percent	Loan Balance	Percent	Loan Balance	Percent
	(Dollars in thousands)
Commercial and industrial	$728,897	$979	2.6%	$78,871	10.1%	$79,850	9.7%
Paycheck Protection Program (PPP)	290,028	—	—%	—	—%	—	—%
Real estate:
Commercial real estate (including multi-family residential)	2,073,521	32,780	87.6%	587,195	75.0%	619,975	75.7%
Commercial real estate construction and land development	382,610	1,987	5.3%	40,294	5.2%	42,281	5.1%
1-4 family residential (including home equity)	683,919	1,688	4.5%	73,530	9.4%	75,218	9.2%
Residential construction	104,638	—	—%	1,321	0.2%	1,321	0.2%
Consumer and other	25,856	—	—%	522	0.1%	522	0.1%
Total loans	$4,289,469	$37,434	100.0%	$781,733	100.0%	$819,167	100.0%
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2021 and 2020.
At September 30, 2021, the Company had 16 leases consisting of branch locations and office space. On the September 30, 2021 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$10,901	$11,610
Operating lease liability classified as other liabilities	$11,091	$11,850
Weighted average lease term, in years	5.10	5.56
Weighted average discount rate	2.63%	2.86%
Lease costs for the dates indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income Statement:
Operating lease cost	$884	$839	$2,617	$2,422
Short-term lease cost	3	14	34	64
Sublease income	(19)	(18)	(55)	(48)
Total operating lease costs	$868	$835	$2,596	$2,438
A maturity analysis of the Company’s lease liabilities is as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Lease payments due:
Within one year	$3,173	$3,068
After one but within two years	2,388	2,664
After two but within three years	2,097	2,056
After three but within four years	1,400	1,591
After four but within five years	1,020	1,057
After five years	1,759	2,355
Total lease payments	11,837	12,791
Less: discount on cash flows	746	941
Total lease liability	$11,091	$11,850
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
•Level 1—Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Significant unobservable inputs that reflect management’s judgment and assumptions that market participants would use in pricing an asset or liability that are supported by little or no market activity.
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of September 30, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$903,761	$903,761	$—	$—	$903,761
Available for sale securities	1,211,476	—	1,211,476	—	1,211,476
Loans held for investment, net of allowance	4,238,978	—	—	4,236,403	4,236,403
Accrued interest receivable	33,523	25	6,055	27,443	33,523
Financial liabilities
Deposits	$5,666,878	$—	$5,674,027	$—	$5,674,027
Accrued interest payable	3,296	—	3,296	—	3,296
Borrowed funds	139,954	—	126,333	—	126,333
Subordinated debt	108,715	—	112,898	—	112,898

	As of December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$422,766	$422,766	$—	$—	$422,766
Available for sale securities	772,890	—	772,890	—	772,890
Loans held for investment, net of allowance	4,438,591	—	—	4,431,816	4,431,816
Accrued interest receivable	40,053	2	5,531	34,520	40,053
Financial liabilities
Deposits	$4,988,482	$—	$5,003,594	$—	$5,003,594
Interest rate swap	1,252	—	1,252	—	1,252
Accrued interest payable	2,701	—	2,701	—	2,701
Borrowed funds	155,515	—	144,629	—	144,629
Subordinated debt	108,322	—	109,832	—	109,832

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of September 30, 2021.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$131,993	$—	$131,993
Municipal securities	—	482,272	—	482,272
Agency mortgage-backed pass-through securities	—	249,847	—	249,847
Agency collateralized mortgage obligations	—	230,747	—	230,747
Corporate bonds and other	—	116,617	—	116,617
Total available for sale securities	$—	$1,211,476	$—	$1,211,476

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,199	$—	$26,199
Municipal securities	—	427,605	—	427,605
Agency mortgage-backed pass-through securities	—	171,289	—	171,289
Agency collateralized mortgage obligations	—	84,370	—	84,370
Corporate bonds and other	—	63,427	—	63,427
Total available for sale securities	$—	$772,890	$—	$772,890

Financial liabilities
Interest rate swap	$—	$1,252	$—	$1,252
There were no transfers between levels during the nine months ended September 30, 2021 or 2020.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$6,230
Commercial real estate (including multi- family residential)	—	—	41,891
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	3,801
Residential construction	—	—	532
Consumer and other	—	—	453
Other real estate owned	—	—	1,397
	$—	$—	$54,304

	As of December 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$8,650
Commercial real estate (including multi- family residential)	—	—	2,594
Commercial real estate construction and land development	—	—	53
1-4 family residential (including home equity)	—	—	1,873
Residential construction	—	—	—
Consumer and other	—	—	529
Other real estate owned	—	—	9,196
	$—	$—	$22,895
Individually Evaluated Loans with Specific Allocation of Allowance for Credit Losses on Loans
A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses on loans is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is generally determined by third-party appraisals or internal evaluations, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
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
At September 30, 2021, the $1.4 million balance of other real estate owned consisted of two foreclosed residential properties recorded as a result of obtaining physical possession of the properties. The Company had $9.2 million of other real estate owned at December 31, 2020 consisting primarily of foreclosed commercial real estate properties and one foreclosed residential property recorded as a result of obtaining physical possession of the property.
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at September 30, 2021 and December 31, 2020 were $783.3 million and $726.8 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$1,017,921
After one but within two years	242,059
After two but within three years	61,317
After three but within four years	34,594
After four but within five years	25,123
Total	$1,381,014
The Company had $303.7 million and $453.8 million of brokered deposits as of September 30, 2021 and December 31, 2020, respectively. There were no concentrations of deposits with any one depositor at September 30, 2021 and December 31, 2020.
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
During the quarter ended June 30, 2021, the Company terminated the interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand recognized into other noninterest expenses as the forecasted transaction will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at September 30, 2021.
The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the three and nine months ended September 30, 2021 and 2020 were as follows, before tax:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$—	$80	$1,252	$(1,495)
The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting.
9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2021, the Company had a total borrowing capacity of $1.91 billion, of which $1.15 billion was available and $761.8 million was outstanding. FHLB advances of $140.0 million were outstanding at September 30, 2021, at a weighted average interest rate of 1.19%. Letters of credit were $621.8 million at September 30, 2021, of which $70.7 million will expire during the remaining months of 2021, $423.3 million will expire in 2022, $60.9 million will expire in 2023, $55.9 million will expire in 2024 and $11.0 million will expire in 2025.
On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to$45.0 million which reduces annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At September 30, 2021, the balance on the revolving credit agreement was zero. The credit agreement contains certain restrictive covenants. At September 30, 2021, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00% at September 30, 2021, and is paid quarterly.
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
Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at September 30, 2021 of $9.7 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At September 30, 2021, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2021 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of September 30, 2021 was 0.1227%.
(2)	All debentures are currently callable.

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
11. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and nine months ended September 30, 2021, income tax expense was $4.6 million and $13.5 million, respectively, compared with $3.7 million and $6.6 million, respectively, for the three and nine months ended September 30, 2020. The effective income tax rate for the three and nine months ended September 30, 2021 was 19.5% and 18.4%, respectively, compared to 18.5% and 18.2%, respectively, for the three and nine months ended September 30, 2020.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and nine months ended September 30, 2021. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2017.
12. STOCK BASED COMPENSATION
At September 30, 2021, the Company had two stock-based employee compensation plans with awards outstanding. In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued. During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, and $863 thousand and $2.6 million for the three and nine months ended September 30, 2020, respectively.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of September 30, 2021. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity in the stock option plans during the nine months ended September 30, 2021 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2021	469	$21.08	3.43	$6,118
Options granted	—	—
Options exercised	(109)	18.48
Options forfeited	(1)	37.55
Options outstanding, September 30, 2021	359	$21.77	2.96	$5,865
Options vested and exercisable, September 30, 2021	361	$21.61	2.96	$5,975
As of September 30, 2021, there was $12 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.42 years.
Restricted Stock Awards
During the nine months ended September 30, 2021, the Company issued 80,649 of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2021	158	$30.78
Share awards granted	81	38.65
Share awards vested	(49)	29.28
Unvested share awards forfeited or cancelled	(8)	37.04
Nonvested share awards outstanding, September 30, 2021	182	$34.43
As of September 30, 2021, there was $5.7 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.32 years.
Performance Share Units (“PSUs”)
PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period. The Company awarded 56,255 and 46,243 PSUs during the nine months ended September 30, 2021 and 2020, respectively. The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At September 30, 2021, there was $2.6 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.05 years.

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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$1,088,080	$540,650	$761,938	$480,067
Standby letters of credit	9,226	13,537	9,252	8,003
Total	$1,097,306	$554,187	$771,190	$488,070
Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2021, the funded fixed rate loan commitments had interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.72 years and 4.56% , respectively. As of December 31, 2020, the funded fixed rate loan commitments had interest rates ranging from 1.20% to 18.00% with a weighted average maturity and rate of 3.53 years and 5.13% , respectively.
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of September 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of September 30, 2021 and December 31, 2020:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of September 30, 2021
Total Capital (to risk weighted assets)	$700,013	16.13%	$347,221	8.00%	$455,728	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	537,008	12.37%	195,312	4.50%	303,819	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	546,732	12.60%	260,416	6.00%	368,923	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	546,732	8.76%	249,563	4.00%	249,563	4.00%	N/A	N/A
As of December 31, 2020
Total Capital (to risk weighted assets)	$642,155	15.71%	$327,084	8.00%	$429,298	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	482,643	11.80%	183,985	4.50%	286,199	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	492,281	12.04%	245,313	6.00%	347,527	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	492,281	8.51%	231,518	4.00%	231,518	4.00%	N/A	N/A

ALLEGIANCE BANK
As of September 30, 2021
Total Capital (to risk weighted assets)	$649,294	14.98%	$346,812	8.00%	$455,191	10.50%	$433,515	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	555,225	12.81%	195,082	4.50%	303,461	7.00%	281,785	6.50%
Tier 1 Capital (to risk weighted assets)	555,225	12.81%	260,109	6.00%	368,488	8.50%	346,812	8.00%
Tier 1 Capital (to average tangible assets)	555,225	8.91%	249,237	4.00%	249,237	4.00%	311,547	5.00%
As of December 31, 2020
Total Capital (to risk weighted assets)	$635,223	15.55%	$326,804	8.00%	$428,931	10.50%	$408,506	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	544,331	13.32%	183,828	4.50%	285,954	7.00%	265,529	6.50%
Tier 1 Capital (to risk weighted assets)	544,331	13.32%	245,103	6.00%	347,230	8.50%	326,804	8.00%
Tier 1 Capital (to average tangible assets)	544,331	9.41%	231,334	4.00%	231,334	4.00%	289,167	5.00%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$19,060		$16,170		$59,995		$29,593
Basic:
Weighted average shares outstanding	20,221	$0.94	20,439	$0.79	20,188	$2.97	20,421	$1.45
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	190		93		181		130
Total	20,411	$0.93	20,532	$0.79	20,369	$2.95	20,551	$1.44
There were 22,800 antidilutive shares as of September 30, 2021. Stock options for 71,990 shares were not considered in computing diluted earnings per common share as of September 30, 2020 as they were antidilutive.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause our actual results to differ from those in our forward-looking statements:
•risks related to the concentration of our business in the Houston region, including risks associated with volatility or decreases in oil and gas prices or prolonged periods of lower oil and gas prices;
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
•our ability to retain executive officers and key employees and their customer and community relationships;
•our ability to recruit and retain successful bankers that meet our expectations in terms of customer and community relationships and profitability;
•risks related to our strategic focus on lending to small to medium-sized businesses;
•our ability to implement our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operations, as well as permitting decision-making authority at the branch level;
•risks related to any businesses we acquire in the future, including exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions and possible failures in realizing the anticipated benefits from such acquisitions;
•risks associated with our owner-occupied commercial real estate loan and other commercial real estate loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;

•potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•risks related to loans originated and serviced under the Small Business Administration’s guidelines;
•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•potential fluctuations in the market value and liquidity of the securities we hold for sale;
•risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, which may adversely affect our pricing and terms;
•risks associated with negative public perception of the Company;
•our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•our ability to keep pace with technological change or difficulties when implementing new technologies;
•risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•our ability to comply with privacy laws and properly safeguard personal, confidential or proprietary information;
•risks associated with data processing system failures and errors;
•potential risk of environmental liability related to owning or foreclosing on real property;
•the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC insurance and other coverage;
•systemic risks associated with the soundness of other financial institutions;
•the effects of war or other conflicts, acts of terrorism (including cyberattacks) or other catastrophic events, including hurricanes, pandemics, storms, droughts, tornadoes and flooding, that may affect general economic conditions; and
•other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.
Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.
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
Our objective is to grow and strengthen our community banking franchise by deploying our super-community banking strategy and pursuing select strategic acquisitions. We are strategically focused on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market. We are positioned to be a leading provider of customized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service.
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
We plan to continue to emphasize our super-community banking strategy to organically grow our presence in the Houston region through:
•increasing the productivity of existing bankers, as measured by loans, deposits and fee income per banker, while enhancing profitability by leveraging our existing operating platform;
•focusing on local and individualized decision-making, allowing us to provide customers with rapid decisions on loan requests, which we believe allows us to effectively compete with larger financial institutions;
•identifying and hiring additional seasoned bankers who will thrive within our super-community banking model, and opening additional branches where we are able to attract seasoned bankers; and
•developing new products designed to serve a diversified economy, while preserving our strong culture of risk management.
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
•While all of our bank offices generally remain open to customers, we have taken steps to address safety issues by offering in-person visits by appointment, added social distancing markers and plexiglass and are encouraging most of our traffic to leverage our drive-thrus, following the guidelines of the Centers for Disease Control and Prevention (“CDC”).
•We continue to encourage the use of available eBanking tools and financial education resources.
•We have provided extensions and deferrals to our loan customers in accordance with the CARES Act.
•We have participated in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of September 30, 2021, we funded over $1.08 billion PPP loans. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.
•Our team is at full-strength with some employees utilizing the work-from-home program implemented pursuant to the pre-existing pandemic plan.
•We are working to ensure the health and safety of our in-office teams providing CDC-recommended supplies and implementing additional routine cleaning measures to all offices and departments.
•We continue to closely monitor this pandemic and its effects and expect to continue to adjust our operations in response to the pandemic as the situation evolves.
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
Accrued interest receivable on available for sale securities totaled $6.1 million at September 30, 2021 and is excluded from the estimate of credit losses.
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
Participation in PPP Loan Program
We elected to participate in the first and second rounds of the Small Business Administration Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) program funding over $1.08 billion in loans. We have received fees and incurred incremental direct origination costs related to our participation in the PPP loan program, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. During the three and nine months ended September 30, 2021, we recognized total net fee revenue into interest income of $7.4 million and $20.7 million, respectively, related to PPP fees compared to $3.0 million and $5.1 million, respectively, for the same periods in 2020. The remainder of the PPP loan deferred fees totaled approximately $10.8 million at September 30, 2021. These remaining deferred fees will be amortized over the shorter of the repayment period or the contractual life of the loans.
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
Results of Operations
Net income was $19.1 million, or $0.93 per diluted share, for the third quarter 2021 compared to $16.2 million, or $0.79 per diluted share, for the third quarter 2020 as results were primarily driven by increased net interest income, which included the impact of our participation in the PPP loan program, partially offset by an increased provision for credit losses and noninterest expenses. Annualized returns on average assets, average equity and average tangible equity were 1.14%, 9.45% and 13.49%, respectively, compared to 1.09%, 8.59% and 12.72%, respectively, for the three months ended September 30, 2021 and 2020, respectively. Return on average tangible equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 56.91% for the third quarter 2021 from 60.58% for the third quarter 2020. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net income was $60.0 million, or $2.95 per diluted share, for the nine months ended September 30, 2021 compared to $29.6 million, or $1.44 per diluted share, for the nine months ended September 30, 2020. The nine months ended September 30, 2021 results were impacted by increased net interest income, which included the impact of our participation in the PPP loan program, and lower provision expense partially offset by higher noninterest expenses compared to the nine months ended September 30, 2020 results which featured significant provision expense and write-downs in other real estate in response to COVID-19-related uncertainties in the economic environment. Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 1.25%, 10.30% and 14.89%, respectively, compared to 0.72%, 5.43% and 8.16%, respectively, for the nine months ended September 30, 2021 and 2020, respectively. The efficiency ratio decreased to 58.24% for the nine months ended September 30, 2021 from 61.67% for the nine months ended September 30, 2020 primarily due the increase in net interest income.
Net Interest Income
Three months ended September 30, 2021 compared with three months ended September 30, 2020. Net interest income before the provision for credit losses for the three months ended September 30, 2021 was $58.2 million compared with $51.9 million for the three months ended September 30, 2020, an increase of $6.3 million, or 12.1%. The increase in net interest income was primarily due to changes in the volume and relative mix of the underlying assets, the impact of PPP loans as well as lower costs on interest-bearing liabilities.
Interest income was $63.9 million for the three months ended September 30, 2021, an increase of $3.1 million, or 5.1%, compared with the three months ended September 30, 2020, primarily due to increased average interest-earning asset balances and PPP fee income partially offset by a decrease in yield on interest-earning assets driven by changes in interest rates and the mix of average interest-earning asset balances. Average securities outstanding increased $403.8 million, 60.5%, and deposits in other financial institutions increased $568.7 million while average loans outstanding decreased $257.9 million, or 5.6%, primarily due to the paydowns of PPP and core loans partially offset by the origination of core loans for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The net increase in average interest-earning asset balances were partially offset by the decrease in average yield on securities to 2.04% from 2.61%, along with the decrease in yield on deposits in financial institutions to 0.15% from 0.35% for the three months ended September 30, 2021 due to the impact of lower interest rates. These decreases were partially offset by the increase in average yield on loans to 5.32% for the three months ended September 30, 2021 from 4.89% for the same period in 2020. This increase in average yield on loans was primarily due to $7.4 million of PPP fee income recognition during the three months ended September 30, 2021 compared to $3.0 million recognized for the three months ended September 30, 2020.

Interest expense was $5.7 million for the three months ended September 30, 2021, a decrease of $3.2 million, or 35.7%, compared to the three months ended September 30, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 61 basis points for the three months ended September 30, 2021 compared to 105 basis points for the same period in 2020. Average interest-bearing liabilities increased $377.7 million, or 11.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received along with organic deposit growth.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2021 was 3.90%, a decrease of 5 basis points compared to 3.95% for the three months ended September 30, 2020. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in average yield on interest-earning assets driven by the increase in securities and cash partially offset by the decrease in funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.23% and the average rate paid on interest-bearing liabilities of 0.61% for the third quarter 2021 decreased by 35 basis points and 44 basis points, respectively, over the same period in 2020. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended September 30, 2021 and 2020, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,336,443	$58,176	5.32%	$4,594,333	$56,418	4.89%
Securities	1,070,851	5,496	2.04%	667,008	4,375	2.61%
Deposits in other financial institutions	588,859	221	0.15%	20,176	18	0.35%
Total interest-earning assets	5,996,153	$63,893	4.23%	5,281,517	$60,811	4.58%
Allowance for credit losses on loans	(49,381)			(47,593)
Noninterest-earning assets	680,682			679,750
Total assets	$6,627,454			$5,913,674

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$576,144	$324	0.22%	$394,612	$392	0.40%
Money market and savings deposits	1,565,965	943	0.24%	1,409,969	1,265	0.36%
Certificates and other time deposits	1,363,121	2,583	0.75%	1,291,536	5,239	1.61%
Borrowed funds	139,844	436	1.24%	171,804	558	1.29%
Subordinated debt	108,652	1,441	5.26%	108,130	1,448	5.33%
Total interest-bearing liabilities	3,753,726	$5,727	0.61%	3,376,051	$8,902	1.05%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	2,031,399			1,752,404
Other liabilities	42,183			36,572
Total liabilities	5,827,308			5,165,027
Shareholders' equity	800,146			748,647
Total liabilities and shareholders' equity	$6,627,454			$5,913,674

Net interest rate spread			3.62%			3.53%

Net interest income and margin(1)		$58,166	3.85%		$51,909	3.91%

Net interest income and margin (tax equivalent)(2)		$58,873	3.90%		$52,446	3.95%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended September 30, 2021 and 2020 and other applicable effective tax rates.
Nine months ended September 30, 2021 compared with nine months ended September 30, 2020. Net interest income before the provision for credit losses for the nine months ended September 30, 2021 was $170.5 million compared with $147.8 million for the nine months ended September 30, 2020, an increase of $22.7 million, or 15.3%. The increase in net interest income was primarily due to lower funding costs on interest-bearing liabilities, the impact of PPP loans and the increase in average interest-earning asset balances.

Interest income was $189.6 million for the nine months ended September 30, 2021, an increase of $10.8 million, or 6.1%, compared with the nine months ended September 30, 2020, primarily due to the increase in average interest-earning asset balances and PPP fee income recognition partially offset by lower yields on interest-earning assets driven by changes in interest rates and the mix of average interest-earning asset balances. Average securities outstanding increased $362.7 million, or 65.9%, for the same period. Average loans outstanding increased $164.1 million, or 3.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the origination of PPP and core loans over the prior year. These increases were partially offset by the decrease in the average yield on securities to 2.25% for the nine months ended September 30, 2021 from 2.67% for the same period in 2020 due to the impact of lower interest rates. Interest income also increased as a result of PPP fee income recognition of $20.7 million during the nine months ended September 30, 2021 compared to $5.1 million recognized for the same period in 2020. Additionally, acquisition accounting loan discount accretion had a lower impact on interest income on loans as $385 thousand was recognized during the nine months ended September 30, 2021 compared to $2.2 million for the same period in 2020.
Interest expense was $19.1 million for the nine months ended September 30, 2021, a decrease of $11.8 million, or 38.3%, compared to the nine months ended September 30, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 69 basis points for the nine months ended September 30, 2021 compared to 129 basis points for the same period in 2020. Average interest-bearing liabilities increased $485.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received along with organic deposit growth.
Tax equivalent net interest margin for the nine months ended September 30, 2021 was 4.03%, a decrease of 3 basis points compared to 4.06% for the nine months ended September 30, 2020. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in the average yield on interest-earning assets, driven by the increase in cash and securities, partially offset by the decrease in funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average rate paid on interest-bearing liabilities of 0.69% and the average yield on interest-earning assets of 4.43% for the nine months ended September 30, 2021 decreased by 60 basis points and 44 basis points, respectively, over the same period in 2020.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,482,684	$173,858	5.19%	$4,318,564	$167,463	5.18%
Securities	913,078	15,339	2.25%	550,405	11,019	2.67%
Deposits in other financial institutions	328,238	356	0.15%	29,652	233	1.05%
Total interest-earning assets	5,724,000	$189,553	4.43%	$4,898,621	$178,715	4.87%
Allowance for credit losses on loans	(51,802)			(39,245)
Noninterest-earning assets	758,774			639,606
Total assets	$6,430,972			$5,498,982

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$523,272	$1,021	0.26%	$370,485	$1,659	0.60%
Money market and savings deposits	1,555,791	3,067	0.26%	1,249,832	6,091	0.65%
Certificates and other time deposits	1,354,000	9,237	0.91%	1,262,674	17,168	1.82%
Borrowed funds	146,244	1,444	1.32%	210,902	1,626	1.03%
Subordinated debt	108,522	4,324	5.33%	107,998	4,390	5.43%
Total interest-bearing liabilities	3,687,829	$19,093	0.69%	3,201,891	$30,934	1.29%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,923,584			1,535,107
Other liabilities	40,568			33,482
Total liabilities	5,651,981			4,770,480
Shareholders' equity	778,991			728,502
Total liabilities and shareholders' equity	$6,430,972			$5,498,982

Net interest rate spread			3.74%			3.58%

Net interest income and margin		$170,460	3.98%		$147,781	4.03%

Net interest income and net interest margin (tax equivalent)		$172,477	4.03%		$148,939	4.06%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the nine months ended September 30, 2021 and 2020 and other applicable effective tax rates.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$(3,167)	$4,925	$1,758	$5,721	$665	$6,386
Securities	2,649	(1,528)	1,121	7,205	(2,874)	4,331
Deposits in other financial institutions	507	(304)	203	2,340	(2,214)	126
Total (decrease) increase in interest income	(11)	3,093	3,082	15,266	(4,423)	10,843

Interest-bearing Liabilities:
Interest-bearing demand deposits	180	(248)	(68)	676	(1,314)	(638)
Money market and savings deposits	140	(462)	(322)	1,459	(4,487)	(3,028)
Certificates and other time deposits	290	(2,946)	(2,656)	1,173	(9,106)	(7,933)
Borrowed funds	(104)	(18)	(122)	(503)	321	(182)
Subordinated debt	7	(14)	(7)	5	(71)	(66)
Total increase (decrease) in interest expense	513	(3,688)	(3,175)	2,810	(14,657)	(11,847)
(Decrease) increase in net interest income	$(524)	$6,781	6,257	$12,456	$10,234	22,690
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $2.3 million and $1.3 million provision for credit losses for the three months ended September 30, 2021 and 2020, respectively, and a $255 thousand and $23.0 million provision for credit losses for the nine months ended September 30, 2021 and 2020, respectively. The provision for credit losses for the three months ended September 30, 2021 compared to the same period in 2020 reflects the recent uncertainty surrounding the potential economic impact caused by the COVID-19 pandemic and increased net charge-offs during the three months ended September 30, 2021. The provision for credit losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflected recent improvements in economic factors and lower net charge-offs compared to the elevated provision expense in 2020 driven by the probable incurred losses expected within our loan portfolio from the increase in unemployment and economic effects of the COVID-19 pandemic and volatility of crude oil prices.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended September 30, 2021 compared with three months ended September 30, 2020. Noninterest income totaled $2.1 million for the three months ended September 30, 2021 compared with $1.9 million for the same period in 2020, an increase of $249 thousand, or 13.5%, primarily due to decreased losses on the sales of other real estate and increased debit card and ATM card income.
Nine months ended September 30, 2021 compared with nine months ended September 30, 2020. Noninterest income totaled $6.1 million for the nine months ended September 30, 2021 and 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase (Decrease)	For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		2021	2020
	(Dollars in thousands)
Nonsufficient funds fees	$131	$75	$56	$308	$304	$4
Service charges on deposit accounts	425	325	100	1,195	1,125	70
Gain on sale of securities	—	—	—	49	287	(238)
Gain (loss) on sale of other real estate	—	117	(117)	(176)	(258)	82
Bank owned life insurance income	125	144	(19)	415	438	(23)
Debit card and ATM card income	771	574	197	2,162	1,568	594
Rebate from correspondent bank	(5)	98	(103)	200	680	(480)
Other(1)	652	517	135	1,955	1,993	(38)
Total noninterest income	$2,099	$1,850	$249	$6,108	$6,137	$(29)
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended September 30, 2021 compared with three months ended September 30, 2020. Noninterest expense was $34.3 million for the three months ended September 30, 2021 compared to $32.6 million for the three months ended September 30, 2020, an increase of $1.7 million, or 5.3%, primarily due to increased salaries and benefits, as a result of increased performance-based bonus and profit sharing accruals, net occupancy and equipment, professional fees and other expenses partially offset by decreased other real estate expenses as $1.9 million of other real estate write-downs were recorded in the third quarter 2020.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020. Noninterest expense was $102.8 million for the nine months ended September 30, 2021 compared to $94.7 million for the nine months ended September 30, 2020, an increase of $8.1 million, or 8.5%. This increase was primarily due to increased salaries and benefits, as a result of increased performance-based bonus and profit sharing accruals, a reduced amount of deferred PPP loan origination costs, increased other expenses and the write-down of assets related to the closure of a bank office partially offset by lower other real estate expenses as $4.1 million of other real estate write-downs were recorded during the prior year 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)	For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		2021	2020
	(Dollars in thousands)
Salaries and employee benefits(1)	$22,335	$20,034	$2,301	$67,259	$59,149	$8,110
Net occupancy and equipment	2,335	2,057	278	6,950	5,890	1,060
Depreciation	1,060	946	114	3,151	2,697	454
Data processing and software amortization	2,222	2,125	97	6,598	5,885	713
Professional fees	1,223	756	467	2,620	2,129	491
Regulatory assessments and FDIC insurance	883	875	8	2,458	2,116	342
Core deposit intangibles amortization	824	989	(165)	2,472	2,969	(497)
Communications	358	355	3	1,011	1,162	(151)
Advertising	481	327	154	1,211	1,218	(7)
Other real estate expense	137	2,017	(1,880)	479	4,780	(4,301)
Printing and supplies	74	88	(14)	214	307	(93)
Other	2,364	1,996	368	8,387	6,443	1,944
Total noninterest expense	$34,296	$32,565	$1,731	$102,810	$94,745	$8,065
(1)Total salaries and employee benefits includes $1.0 million and $863 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits increased $2.3 million, or 11.5%, and $8.1 million, or 13.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020 primarily due to increased performance-based bonus and profit sharing accruals related to increased net income and changes in deferred origination costs on PPP loans recorded within salaries and benefits.
Other real estate expense. Other real estate expense decreased $1.9 million, or 93.2%, and $4.3 million, or 90.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020 primarily due to write-downs on several foreclosed properties and related expenses associated with these properties during the three and nine months ended September 30, 2020.
Other. Other noninterest expenses increased $1.9 million, or 30.2%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 56.91% and 58.24% for the three and nine months ended September 30, 2021, respectively, compared to 60.58% and 61.67% for the three and nine months ended September 30, 2020, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $937 thousand to $4.6 million for the three months ended September 30, 2021 compared with $3.7 million for the same period in 2020 primarily due to the increase in pre-tax net income. Income tax expense increased $6.9 million to $13.5 million for the nine months ended September 30, 2021 compared with $6.6 million for the same period in 2020. Our effective tax rate was 19.5% and 18.4% for the three and nine months ended September 30, 2021, respectively, compared to 18.5% and 18.2% for the three and nine months ended September 30, 2020, respectively.
Financial Condition
Loan Portfolio
At September 30, 2021, total loans were $4.29 billion, a decrease of $202.3 million, or 4.5%, compared with December 31, 2020, primarily due to paydowns of PPP and core loans during the nine months ended September 30, 2021 partially offset by organic growth within our loan portfolio.
Total loans as a percentage of deposits were 75.6% and 90.0% as of September 30, 2021 and December 31, 2020, respectively. Total loans as a percentage of assets were 63.5% and 74.2% as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2021			December 31, 2020
	Amount		Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$728,897		17.0%	$667,079	14.9%
Paycheck Protection Program (PPP)	290,028		6.8%	569,901	12.7%
Real estate:
Commercial real estate (including multi-family residential)	2,073,521		48.3%	1,999,877	44.5%
Commercial real estate construction and land development	382,610		8.9%	367,213	8.2%
1-4 family residential (including home equity)	683,919		16.0%	737,605	16.4%
Residential construction	104,638		2.4%	127,522	2.8%
Consumer and other	25,856		0.6%	22,567	0.5%
Total loans	4,289,469		100.0%	4,491,764	100.0%
Allowance for credit losses on loans	(50,491)	$(6,655.00)		(53,173)
Loans, net	$4,238,978			$4,438,591
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $61.8 million, or 9.3%, to $728.9 million as of September 30, 2021 from $667.1 million as of December 31, 2020.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. During the nine months ended September 30, 2021, Allegiance Bank funded PPP loans totaling over $374.6 million. The balance of PPP loans decreased $279.9 million to $290.0 million as of September 30, 2021 from $569.9 million as of December 31, 2020 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2021 and December 31, 2020, 54.1% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $73.6 million, or 3.7%, to $2.07 billion as of September 30, 2021 from $2.00 billion as of December 31, 2020, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased to $78.7 million as of September 30, 2021 from $75.9 million as of December 31, 2020. We had 135 multi-family loans with an average loan size of $583 thousand as of September 30, 2021.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of September 30, 2021 and December 31, 2020, 25.6% and 26.8%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $15.4 million, or 4.2%, to $382.6 million as of September 30, 2021 compared to $367.2 million as of December 31, 2020.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $53.7 million, or 7.3%, to $683.9 million as of September 30, 2021 from $737.6 million as of December 31, 2020. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $9.9 million, or 8.4%, to $107.6 million as of September 30, 2021 from $117.5 million as of December 31, 2020.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $22.9 million, or 17.9%, to $104.6 million as of September 30, 2021 from $127.5 million as of December 31, 2020.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio increased due to core loan growth partially offset by the impact of the deferred fees and costs recorded on PPP loans during 2021.
“At-Risk” Industry Loan Exposure due to Economic Stress Resulting from COVID-19 Impacts. While all industries have and are expected to continue to experience adverse impacts as a result of the COVID-19 pandemic, we have exposure in the following loan categories considered to be more “at-risk” of significant impact.
Hotel. Our hotel loans, excluding PPP loans, at September 30, 2021 totaled $135.5 million, or 3.4% of total loans, $6.0 million of which were on nonaccrual status. At September 30, 2021, our allowance for credit losses on loans allocated to our total hotel loan portfolio totaled 3.8% of total hotel loans.

Restaurant and Bar. Our restaurant and bar loans, excluding PPP loans, at September 30, 2021 totaled $112.5 million, or 2.8% of total loans, $289 thousand of which were on nonaccrual status. At September 30, 2021, our allowance for credit losses on loans allocated to our total restaurant and bar loan portfolio was 1.3% of total restaurant and bar loans.
Oil and Gas. Our oil and gas loans, excluding PPP loans, at September 30, 2021 totaled $67.8 million, or 1.7% of total loans, of which $746 thousand were on nonaccrual status. At September 30, 2021, our allowance for credit losses on loans allocated to our total oil and gas loan portfolio was 1.3% of total oil and gas loans. At September 30, 2021, we did not have exposure to exploration and production or reserve-based lending and only had minimal exposure to the industry.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $28.4 million and $28.9 million in nonperforming loans as of September 30, 2021 and December 31, 2020, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$10,247	$10,747
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	14,629	10,081
Commercial real estate construction and land development	53	3,011
1-4 family residential (including home equity)	3,224	4,525
Residential construction	—	—
Consumer and other	216	529
Total nonaccrual loans	28,369	28,893
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	28,369	28,893
Other real estate	1,397	9,196
Other repossessed assets	—	—
Total nonperforming assets	$29,766	$38,089
Restructured loans(1)	$11,312	$12,448
Nonperforming assets to total assets	0.44%	0.63%
Nonperforming loans to total loans	0.66%	0.64%
(1)Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2021 and December 31, 2020, we had $54.4 million and $32.6 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At September 30, 2021, potential problem loans consisted of 36 credit relationships. Of the total outstanding balance at September 30, 2021, 57.0% to seven customers in the hotel industry, 10.0% to three customers in the consumer services industry, 7.2% to two customers in the commercial real estate investment industry, 7.2% to four customers in the construction services industry, 6.9% to three customers in the residential rental real estate industry, 6.0% to six customers in the energy industry, 1.5% to one customer in the RV park industry, 1.5% to four customers in the commercial services industry, 1.3% to three customers in the homestead industry, 1.1% to two customers in the medical industry and 0.3% to one customer in the wholesale industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits.
The Company granted initial principal and interest deferrals on outstanding loan balances to borrowers in connection with the COVID-19 relief provided by the CARES Act and subsequent deferrals upon request and after meeting certain conditions. These deferrals were generally no more than 90 days in duration. As of September 30, 2021, 37 loans with outstanding loan balances of $37.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
The following table presents information regarding principal and/or interest deferrals as of September 30, 2021 associated with loan modifications related to COVID-19:

	Outstanding Loan Balance	Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
		Loan Balance	Percent	Loan Balance	Percent	Loan Balance	Percent
	(Dollars in thousands)
Commercial and industrial	$728,897	$979	2.6%	$78,871	10.1%	$79,850	9.7%
Paycheck Protection Program (PPP)	290,028	—	—%	—	—%	—	—%
Real estate:
Commercial real estate (including multi-family residential)	2,073,521	32,780	87.6%	587,195	75.0%	619,975	75.7%
Commercial real estate construction and land development	382,610	1,987	5.3%	40,294	5.2%	42,281	5.1%
1-4 family residential (including home equity)	683,919	1,688	4.5%	73,530	9.4%	75,218	9.2%
Residential construction	104,638	—	—%	1,321	0.2%	1,321	0.2%
Consumer and other	25,856	—	—%	522	0.1%	522	0.1%
Total loans	$4,289,469	$37,434	100.0%	$781,733	100.0%	$819,167	100.0%
We have also actively participated in assisting with applications for resources through the PPP. PPP loans have a two-year or five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, we have funded over $1.08 billion in PPP loans. The balance of the PPP loans decreased to $290.0 million at September 30, 2021 as a result of loan forgiveness. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional provision expense charged to earnings.
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
The Company retroactively adopted ASC Topic 326 effective January 1, 2020 during the fourth quarter of 2020. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $3.1 million with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses on loans of $2.1 million related to loans acquired from the acquisition of Post Oak Bancshares, Inc., due to the reclassification of PCD discounts as a result of adopting CECL. At September 30, 2021, our allowance for credit losses on loans amounted to $50.5 million, or 1.18% of total loans, compared with $53.2 million, or 1.18%, of total loans as of December 31, 2020. The decrease in the allowance for credit losses on loans during 2021 reflected improvements in economic factors compared to increased expected losses during 2020 resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in crude oil prices.
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

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$4,482,684	$4,318,564
Gross loans outstanding at end of period	4,289,469	4,592,362
Allowance for credit losses on loans at beginning of period	53,173	29,438
(Recapture of) provision for loan losses	(1,725)	23,006
Charge-offs:
Commercial and industrial loans	(609)	(1,442)
Real estate:
Commercial real estate (including multi-family residential)	(457)	(137)
Commercial real estate construction and land development	—	(2,341)
1-4 family residential (including home equity)	(21)	(215)
Residential construction	—	—
Consumer and other	(24)	—
Total charge-offs for all loan types	(1,111)	(4,135)
Recoveries:
Commercial and industrial loans	147	381
Real estate:
Commercial real estate (including multi-family residential)	—	8
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	7	—
Total recoveries for all loan types	154	389
Net charge-offs	(957)	(3,746)
Allowance for credit losses on loans at end of period	$50,491	$48,698
Allowance for credit losses on loans to total loans	1.18%	1.06%
Net charge-offs to average loans(1)	0.03%	0.12%
Allowance for credit losses on loans to nonperforming loans	177.98%	128.40%
(1)Interim periods annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of September 30, 2021, the carrying amount of investment securities totaled $1.21 billion, an increase of $438.6 million, or 56.7%, compared with $772.9 million as of December 31, 2020. Securities represented 17.9% of total assets as of September 30, 2021 and 12.8% as of December 31, 2020.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$132,434	$487	$(928)	$131,993
Municipal securities	455,816	28,142	(1,686)	482,272
Agency mortgage-backed pass-through securities	250,913	2,585	(3,651)	249,847
Agency collateralized mortgage obligations	230,273	2,585	(2,111)	230,747
Corporate bonds and other	113,598	3,420	(401)	116,617
Total	$1,183,034	$37,219	$(8,777)	$1,211,476

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” As of September 30, 2021, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.
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

	September 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$1486	3.10%	$4,089	3.37%	$23,978	1.28%	$102,881	0.90%	$132,434	1.07%
Municipal securities	2,392	3.16%	4,312	3.54%	72,720	2.96%	376,392	3.08%	455,816	3.06%
Agency mortgage-backed pass-through securities	—	0.00%	2,990	2.87%	5,256	3.23%	242,667	1.32%	250,913	1.38%
Agency collateralized mortgage obligations	—	0.00%	6,079	2.80%	19,184	2.74%	205,010	1.19%	230,273	1.36%
Corporate bonds and other	—	0.00%	4,965	4.70%	40,000	5.50%	68,633	2.14%	113,598	3.44%
Total	$3,878	3.14%	$22,435	3.48%	$161,138	3.32%	$995,583	1.97%	$1,183,034	2.19%

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,526	3.30%	$18,536	1.62%	$1,483	2.74%	$25,545	2.05%
Municipal securities	110	4.40%	4,323	3.34%	51,703	3.12%	336,450	3.27%	392,586	3.26%
Agency mortgage-backed pass-through securities	—	0.00%	5,378	2.99%	6,681	3.31%	155,547	1.65%	167,606	1.76%
Agency collateralized mortgage obligations	—	0.00%	—	—%	25,354	2.79%	54,828	1.66%	80,182	2.01%
Corporate bonds and other	—	0.00%	3,000	5.75%	35,000	5.72%	24,124	3.10%	62,124	4.70%
Total	$110	4.40%	$18,227	3.62%	$137,274	3.53%	$572,432	2.67%	$728,043	2.86%
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
As of September 30, 2021 and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.25% during the nine months ended September 30, 2021 compared with 2.67% for the nine months ended September 30, 2020. The decrease in average yield during 2021 compared to the same period in 2020 was primarily due to the lower interest rate environment over the prior year partially offset by the growth in the portfolio.
Goodwill and Core Deposit Intangible Assets
Our goodwill was $223.6 million as of September 30, 2021 and December 31, 2020. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed. Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of September 30, 2021 and December 31, 2020, was $15.5 million and $18.0 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.
Premises and Equipment, net
Premises and equipment, net was $65.1 million and $70.7 million at September 30, 2021 and December 31, 2020, respectively.
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
Total deposits at September 30, 2021 were $5.67 billion, an increase of $678.4 million, or 13.6%, compared with $4.99 billion at December 31, 2020. Noninterest-bearing deposits at September 30, 2021 were $2.09 billion, an increase of $382.1 million, or 22.4%, compared with $1.70 billion at December 31, 2020 partially due to funds from government stimulus programs such as the PPP and consumer economic impact payments received. Interest-bearing deposits at September 30, 2021 were $3.58 billion, an increase of $296.3 million, or 9.0%, compared with $3.28 billion at December 31, 2020 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2021, we had a total borrowing capacity of $1.91 billion, of which $1.15 billion was available and $761.8 million was outstanding. FHLB advances of $140.0 million were outstanding at September 30, 2021, at a weighted average interest rate of 1.19%. Letters of credit were $621.8 million at September 30, 2021, of which $70.7 million will expire during the remaining months of 2021, $423.3 million will expire in 2022, $60.9 million will expire in 2023, $55.9 million will expire in 2024 and $11.0 million will expire in 2025.
Credit Agreement
At September 30, 2021, the balance of the revolving credit agreement was zero. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at September 30, 2021, and is paid quarterly. On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of September 30, 2021, we believe we were in compliance with all such debt covenants.
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
As of September 30, 2021 and December 31, 2020, we had outstanding $1.63 billion and $1.24 billion, respectively, in commitments to extend credit and $22.8 million and $17.3 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2021 and the year ended December 31, 2020, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits increased $938.5 million, or 21.2%, and our average loans increased $164.1 million, or 3.8%, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.3 years and modified duration of 5.2 years at September 30, 2021, and a weighted average life of 7.9 years and modified duration of 6.2 years at December 31, 2020.
As of September 30, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of September 30, 2021 and December 31, 2020, the Bank was well-capitalized. Total shareholder’s equity was $798.6 million at September 30, 2021, compared with $758.7 million at December 31, 2020, an increase of $39.9 million. This increase was primarily due to net income of $60.0 million partially offset by the decrease in accumulated other comprehensive income of $12.0 million along with the $0.36 per common share dividend paid during the nine months ended September 30, 2021.
The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of September 30, 2021
Total capital (to risk weighted assets)	16.13%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.37%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.60%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.76%	4.00%	4.00%	N/A
As of December 31, 2020
Total capital (to risk weighted assets)	15.71%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	11.80%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.04%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.51%	4.00%	4.00%	N/A
Allegiance Bank
As of September 30, 2021
Total capital (to risk weighted assets)	14.98%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.81%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.81%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.91%	4.00%	4.00%	5.00%
As of December 31, 2020
Total capital (to risk weighted assets)	15.55%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	13.32%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	13.32%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.41%	4.00%	4.00%	5.00%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$19,060	$16,170	$59,995	$29,593

Average shareholders' equity	$800,146	$748,647	$778,991	$728,502
Less: Average goodwill and core deposit intangibles, net	239,497	243,015	240,325	244,007
Average tangible shareholders’ equity	$560,649	$505,632	$538,666	$484,495

Return on average tangible shareholders' equity(1)	13.49%	12.72%	14.89%	8.16%
(1)Annualized.

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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020
+300	5.2%	(3.9)%	9.6%	10.8%
+200	2.9%	(3.1)%	8.2%	8.8%
+100	1.1%	(1.9)%	5.1%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	(4.1)%	(3.7)%	(8.4)%	(12.9)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of September 30, 2021, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding shares of common stock we repurchased during the three months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
July 1, 2021 to July 31, 2021	—	$—
August 1, 2021 to August 31, 2021	132	$36.47
September 1, 2021 to September 30, 2021	—	$—
(1)The Company acquired 132 shares from employees for tax withholding purposes related to vesting of restricted stock grants.
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

Allegiance Bancshares, Inc. (Registrant)

Date: October 28, 2021	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: October 28, 2021	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer