Form 10-K
period 2021-12-31
Allegiance Bancshares, Inc.
filed 2022-02-25
CIK 1642081

21
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 001-37585
_______________________________________________________
Allegiance Bancshares, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

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
_______________________________________________________
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2021 was approximately $728.6 million.
As of February 23, 2022, there were 20,367,789 shares of the registrant's common stock, $1.00 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the 2022 Annual Meeting of Shareholders of Allegiance Bancshares, Inc., which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ALLEGIANCE BANCSHARES, INC.
2021 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control, particularly with regard to developments related to the coronavirus (COVID-19) pandemic. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed or implied by the forward-looking statements.
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
RISK FACTORS SUMMARY
•The consummation of our merger with CBTX, Inc. is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of the Company’s or CBTX, Inc.’s control and that the Company and CBTX, Inc. may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.
•The COVID-19 pandemic and its ultimate impact on our business remain uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
•Our business concentration in Texas, specifically in the Houston region, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.
•We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.
•Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.
•We are dependent on our executive officers and other key individuals to continue the implementation of our long-term business strategy and the loss of one or more of these key individuals could curtail our growth and adversely affect our business, financial condition, results of operations and prospects.
•A key piece of our strategic growth plan involves decision-making authority at the bank office level, and our business,financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.
•Our strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•Challenging market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.
•The small to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

•The strength of our borrowers’ businesses has been affected by the COVID-19 pandemic which increases the risks associated with timely loan repayment and the value of collateral supporting the loans.
•If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings may be affected.
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
•A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.
•Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program, and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.
•A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations. We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
•Fluctuations in interest rates may adversely impact our earnings and capital levels and overall results of operations.
•Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR,which could adversely affect our revenue, expenses and the value of those financial instruments.
•We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
•If the goodwill that we have recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.
•We face strong competition to attract and retain customers from other companies that offer banking services, which could impact our business by preventing us from obtaining customers and adversely affecting our future growth and profitability.
•Catastrophic events may adversely affect the general economy, financial and capital markets, specific industries and us.
•Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.
•We are subject to certain operational risks, including fraudulent activities and data processing system failures and errors.
•We have a continuing need for technological change, and we may find it challenging to uncover resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
•Our operations could be interrupted if our third-party service providers experience difficulty or terminate their services.
•We could be adversely impacted by fraudulent activity, breaches of our information security and cybersecurity attacks.
•We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
•We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.
•Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment for bank holding companies and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles or changes in any of them.
•State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations may adversely affect the Company.
•We may be unable to identify and consummate our new activities and expansion plans and successfully implement our growth strategy, which will require regulatory approvals, and failure to obtain them may restrict our growth.
•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

•Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse impact our business, financial condition and results of operations.
•We are subject to numerous federal and state lending laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties.
•We may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect our earnings.
•The Federal Reserve may require Allegiance to commit capital resources to support Allegiance Bank, our wholly-owned subsidiary.
•We may be materially and adversely affected by the soundness, creditworthiness and liquidity of other financial institutions.
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
•Allegiance’s ability to declare and pay dividends is limited.
•Allegiance is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Allegiance's ability to satisfy its obligations.
•Allegiance's corporate governance documents and certain corporate and banking provisions of Texas law applicable to it could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition and other actions.
•Shareholders may be deemed to be acting in concert or otherwise in control of Allegiance, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

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
General
Allegiance Bancshares, Inc. is a Texas corporation and registered bank holding company headquartered in Houston, Texas. Through our wholly-owned subsidiary, Allegiance Bank, we provide a diversified range of commercial banking services primarily to small to medium-sized businesses, professionals and individual customers within the Houston region. We believe the size, growth and increasing economic diversity of the Houston region, when combined with our super-community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our super-community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage for serving small to medium-sized business customers and further enables us to attract talented bankers.
As of December 31, 2021, we operated 27 full-service banking locations in the Houston region, with 26 bank offices in the Houston metropolitan area and one bank office in Beaumont, just outside of the Houston metropolitan area. We have experienced significant growth since we began banking operations in 2007, resulting from organic growth, including de novo branching, three whole-bank acquisitions and one branch acquisition. As of December 31, 2021, we had total assets of $7.10 billion, total gross loans of $4.22 billion, total deposits of $6.05 billion and total shareholders’ equity of $816.5 million.
Pending Merger of Equals with CBTX, Inc.
On November 8, 2021, Allegiance and CBTX, Inc. ("CBTX") jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. CBTX reported total assets of $4.49 billion as of December 31, 2021. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and CBTX as of November 5, 2021, Allegiance shareholders are expected to own approximately 54% and CBTX shareholders are expected to own approximately 46% of the combined company. The companies have submitted the required regulatory filings and, subject to satisfaction or in some cases waiver of the closing conditions, including approval of the merger agreement by both companies’ shareholders, the parties anticipate closing in the second quarter of the year.
Business Strategy
The Company’s objective is to grow and strengthen its community banking franchise by deploying its super-community banking strategy and pursuing select strategic acquisitions. We are strategically focused on the Houston region because of our deep roots and experience operating through a variety of economic cycles in this large and vibrant market. We are positioned to be a leading provider of customized commercial banking services by emphasizing the strength and capabilities of local bank office management and by providing superior customer service.
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
•identifying and hiring additional seasoned bankers in the Houston region who will thrive within our super-community banking model, and opening additional branches where we are able to attract seasoned bankers; and
•developing new products designed to serve the increasingly diversified Houston economy, while preserving our strong culture of risk management.
Select strategic acquisitions. We intend to continue to expand our presence through organic growth, and a disciplined acquisition strategy. We focus on like-minded community banks with similar lending strategies to our own when evaluating acquisition opportunities. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities. The following table summarizes, with pre-acquisition historical balances, our acquisitions to date, all of which were Houston-based:

Acquisition	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
	(Dollars in millions)
Independence Bank, N.A.	November 16, 2013	$222.1	$132.4	$199.4	3
F&M Bancshares, Inc.	January 1, 2015	$569.7	$410.2	$488.9	9*
Post Oak Bancshares, Inc.	October 1, 2018	$1,490.4	$1,180.0	$1,289.6	13
LoweryBank branch	February 1, 2019	$48.7	$45.0	$16.0	1
*On January 31, 2016, the Company completed the sale of two of the acquired branches of Farmers & Merchants, Inc. ("F&M Bancshares") located in Central Texas and their related assets.
For additional information pertaining to the most recent acquisitions, see Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Competitive Strengths
We believe that we are well positioned to execute our super-community banking strategy as a result of the following competitive strengths:
•Experienced, growth-focused senior management team. Our senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions. The Company’s Board of Directors has many years of combined experience in serving as directors and/or officers of financial institutions. The directors have a wide array of business experience and, since many are residents of our primary market area, participate in and support local community activities, which is a significant asset to our business development efforts and enables us to have an increased presence across our market areas.
•Scalable banking and operational platform designed to foster and accommodate significant growth. We have built a capable and knowledgeable staff by utilizing the significant prior experience of our management team and employees. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. We believe that our strong capital position allows us to grow and that our scalable operating platform will effectively support expected growth, resulting in greater efficiency and enhanced profitability.

•Community-focused, full service customer relationships. We believe that our super-community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small to medium-sized businesses, professionals and individuals in the Houston region. We actively solicit the deposit business of our consumer and commercial loan customers and seek to further leverage these relationships by broadening customer relationships with additional products and services.
•Local decision making authority. Recent acquisitions of local financial institutions in the Houston region by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Houston region. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities while delivering high quality customer service. Our products and services are tailored to address the needs of our targeted customers. Since formation, we have exclusively focused on serving the greater Houston region, which we believe positions us well to compete effectively and build strong customer relationships.
•Focus on seasoned bankers. We believe our management team’s long-standing presence and experience in the Houston region gives us valuable insight into the local market and the ability to successfully develop and recruit talented bankers. Our team of seasoned bankers has been the driver of our organic growth. Our officer compensation structure, which includes equity grants, profit sharing and various incentive programs, attracts talented bankers and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.
•Disciplined underwriting and credit administration. Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a nominal number of cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior level loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.
•Quality loan portfolio. The Company’s focus on loans to small to medium-sized businesses results in a more diffused portfolio of relatively smaller loan relationships, thus reducing the risks that result from a dependence on larger lending relationships. We define core loans as total loans excluding the mortgage warehouse portfolio and Paycheck Protection Program (“PPP”) loans. As of December 31, 2021, our average funded core loan size was approximately $362 thousand. Although we operate in the Houston region, we do not lend directly to oil and gas exploration and production companies. As of December 31, 2021, 1.7% of our core loan portfolio was to customers in the oilfield services or oil-related industries. We define these customers as those on whom the prices of oil and gas have a significant operational or financial impact. These loans carry an overall allowance of 1.4% at December 31, 2021, have various types of collateral and are usually personally guaranteed by the owners of the borrower.
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
As a testament to our culture and our commitment to excellence, for the twelfth consecutive year, Allegiance Bank has been named a Top Workplace in Houston by the Houston Chronicle and this year ranked number three in the large company category with 500 plus employees. In addition, the same program awarded Ramon A. Vitulli, III, President, with a leadership award based on certain areas such as leadership, values, communication and work/life balance.
As of December 31, 2021, we employed approximately 594 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. As a result of our commitment to employee development and engagement, we have experienced relatively low turnover as compared to our peer group with an average voluntary turnover rate of approximately 7.3% in the past five years; the voluntary turnover rate in 2021 was 9.6%.
Diversity, Equity and Inclusion (“DE&I”)
We are committed to implementing diverse, equitable and inclusive policies and practices across the organization. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. We are committed to building togetherness and a culture where integrity, personal responsibility, extraordinary communication and servant leadership are the center of all that we do.
We continuously focus our efforts on recruiting, employing and advancing talented individuals, and our efforts include among many considerations, race and gender diversity. We monitor our workforce demographics on a routine basis and take pride in the diverse talent we employ and retain.
As of December 31, 2021, the race and gender diversity of our workforce was as follows:

Number of Full-Time Equivalent Employees	People of Color(1)	Women
594	48%	64%
(1)Of the 594 employees, 17 did not disclose their ethnicity, therefore, the percentage of People of Color in the table is based on 577 employees.
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
As part of our commitment to employee development, as well as to advance our DE&I strategy, we entered into a partnership with Texas Southern University, a historically black university located in the Houston metropolitan area, to debut an endowed bankers program, which started in the Fall of 2021, to boost commercial lending in Houston and train the next diverse generation of bankers in an industry that has largely lacked People of Color. The goal is to educate and prepare bankers to provide banking and financial education services to underrepresented communities that have traditionally lacked access to such services. Participants enroll in courses that range from financial technology and commercial bank management to lending activities and accreditation analysis and are taught by banking executives with extensive experience in the industry.
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
We also have an established health and wellness program with an active committee that focuses on implementing holistic health and wellness offerings to enhance our employees’ well-being.
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

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
The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%. As of December 31, 2021, the Company’s ratio of CET1 to risk-weighted assets was 12.47%, Tier 1 capital to risk-weighted assets was 12.69%, total capital to risk-weighted assets was 16.08% and Tier 1 capital to average tangible quarterly assets was 8.53%.
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
The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action as discussed below under “Prompt Corrective Action”. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-

based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2021, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.
The prompt corrective action regulations do not apply to bank holding companies. However, the Federal Reserve is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries.
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
On January 1, 2021, Congress passed the National Defense Authorization Act for Fiscal Year 2021 (the “NDAA”), which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the Patriot Act. The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was included in the NDAA. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
Consumer Laws and Regulations
Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:
•Truth in Lending Act;
•Truth in Savings Act;
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Fair Debt Collection Act;
•Gramm-Leach-Bliley Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•laws regarding unfair and deceptive acts and practices; and
•usury laws.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping and reporting. However, the Federal Reserve Board did not join the proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
Cybersecurity
Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states have recently implemented or modified their data breach notification and data privacy requirements, which could apply to us depending on the location of our customers. Many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.
In November 2021, the federal banking agencies adopted a final rule related to computer-security incident reporting. With compliance required by May 1, 2022, the final rule requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic continues to create extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material. The longer-term potential impact on our business could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provided certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expanded tele-health services in Medicare. The Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP. The Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) was enacted in June 2020 to modify certain provisions of the PPP, including among other things, establishing a maturity of five years for all loans made after the enactment of the PPPF Act and permitted an extension of the maturity of existing loans to five years if the borrower and lender agree. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.
The bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that made it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule made it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19- related loss mitigation options based on an evaluation of limited application information collected from the borrower.

In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation (i) authorized payments of $600 for individuals making up to $75,000 per year, (ii) extended the timeframe for enhanced unemployment benefits and (iii) authorized approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.

During the first quarter of 2021, President Biden signed a number of executive orders relating to stimulus and relief measures. These orders included, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provided (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the Small Business Administration (“SBA”) to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and made $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable income, and (vii) funding to support state and local governments; K-12 schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.
On March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.
The above mentioned significant fiscal stimulus and monetary policy actions of the U.S. government and Federal Reserve have been contributing factors to an inflationary surge during most of 2021. As a result, in December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024; however, there can be no such assurance that any increases in the federal funds rate will occur.
Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements.
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
Risks Related to the Pending Merger with CBTX
The consummation of the merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of the Company’s or CBTX’s control and that the Company and CBTX may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.
We face risks and uncertainties related to the proposed merger with CBTX. Before the transactions contemplated in the merger agreement with CBTX can be completed, approvals must be obtained from regulatory authorities, including the Federal Reserve, the FDIC and the Texas Department of Banking, and from our shareholders and CBTX’s shareholders, and all conditions to the closing of the transaction included in the merger agreement must have been satisfied or waived. The required regulatory approvals may impose additional conditions, limitations, obligations or costs on the surviving entity, place restrictions on the conduct of the business of the surviving entity or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that our or CBTX’s regulators will not impose any such additional conditions, limitations, obligations or restrictions, or that they will not have the effect of delaying or preventing the completion of the merger, imposing additional material costs on or materially limiting the revenues of the surviving entity following the merger or otherwise reducing the anticipated benefits of the

merger.Additionally, the surviving entity will be subject to increased regulatory requirements due to its increased asset size, and the ultimate effect of compliance with those expectations is not yet known.
Uncertainties about the effects of the merger, including reputational risk, may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others who work with us to seek to change their existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving entity following the merger.
The merger agreement contains provisions that restrict each company's ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to its board of directors’ exercise of fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include a $32.5 million termination fee payable under certain circumstances, may discourage any potential competing third party having an interest in merging with us from proposing a transaction, or may result in the offer of a lower per share price to merge with us than might otherwise have been proposed.
We may fail to realize all of the anticipated benefits of the merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with CBTX. We and CBTX have operated, and until the completion of the merger will continue to operate, independently, subject to terms of the merger agreement imposing specific limitations on certain actions of each party without the consent of the other party. A significant portion of the anticipated benefit of the merger is attributable to anticipated cost savings from the integration of the two companies and elimination of duplicated costs and business functions. There is no assurance that our businesses can be integrated successfully or that the expected cost reductions can be realized. The integration process may result in the loss of key employees of each company, the loss of customers, reputational harm, the disruption of each company’s ongoing business, inconsistencies in standards, controls, policies and procedures, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. If we experience difficulties in the integration process, including those listed in the prior sentence, we may fail to realize the anticipated benefits of the merger in a timely manner or at all. The success of the merger will depend on, among other things, the ability of the surviving entity following the merger to operate its businesses in a manner that facilitates growth and realizes cost savings.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed. The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger, including the approval of the merger agreement by the Company’s and CBTX’s respective shareholders; the receipt of authorization for listing on the Nasdaq of the shares of CBTX common stock to be issued in the merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the CBTX common stock to be issued in the merger; the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or making the completion of the merger illegal; subject to certain exceptions, the accuracy of the representations and warranties under the merger agreement; our and CBTX’s performance in all material respects of our and their respective obligations under the merger agreement; and each of our and CBTX’s receipt of a tax opinion to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The conditions to the closing of the merger included in the merger agreement may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
We and CBTX may elect to terminate the merger agreement under certain circumstances. Among other situations, if the merger is not completed by August 2, 2022, either we or CBTX may choose not to proceed with the merger (unless the failure of the closing to occur by such date was due to the failure of the party seeking to terminate the merger agreement to perform or observe the obligations, covenants and agreements of such party set forth in the merger agreement). We and CBTX can also mutually decide to terminate the merger agreement at any time. If the merger agreement is terminated, under certain circumstances, we may be required to pay a termination fee of $32.5 million to CBTX.
The value to be recognized by our shareholders from the merger is subject to material uncertainties. The merger agreement provides that upon the closing of the merger our shareholders will receive 1.4184 shares of CBTX common stock for each share of our common stock that they own at that time. The exchange rate for the conversion of our common stock into CBTX common stock was set in early November 2021 based upon information available to the boards of directors and financial advisors of each company at that time. The market price of our common stock and of CBTX common stock is subject to substantial fluctuations in response to variety of factors that are inherently unpredictable and outside of our control, including changes in our and CBTX’s business, operations and prospects, and regulatory considerations, the historical and anticipated future financial results of our respective banking operations and general market and economic developments affecting Texas, the United States and international businesses and financial markets. The substantial differences between our business and the business of CBTX will subject our shareholders to new and different risks than those with which they are familiar. A period of months may transpire between the date that our shareholders are asked to approve the merger and the date that the merger is consummated, during which time the value of the merger consideration received by our shareholders will continue to fluctuate. As a result, at the time of our special meeting of shareholders to vote to approve the merger agreement, our shareholders will not until the closing of the merger know the precise value of the merger consideration they will receive, which could be materially different than the market value at the time of the merger vote and the market value at the time the exchange ratio was set.
Failure to complete the proposed merger with CBTX could negatively impact our business, financial results and stock price. If the proposed merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of related risks, including the following:
•we may be required, under certain circumstances, to pay CBTX a termination fee of $32.5 million under the merger agreement, which may adversely affect the price of our common stock;
•we will have incurred substantial expenses and will be required to pay significant costs relating to the merger, whether or not it is completed, such as legal, accounting, due diligence, financial advisor and printing fees;
•the merger agreement places certain restrictions on the conduct of our business prior to completion of the merger, which may adversely affect our ability to execute certain of our business strategies and cause certain other initiatives to be delayed or abandoned;
•matters relating to the merger require substantial commitments of time and resources by our management team that could have been and could be devoted to the pursuit of other opportunities beneficial to us as an independent company; and
•we may be subject to negative reactions from the financial markets and from our customers and employees that could materially affect our business, financial results and stock price; the market price of our common stock could decline to the extent that current market prices of our common stock reflect a market assumption that the merger will be completed.
Litigation could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations. We may be subject to legal proceedings related to the agreed terms of the proposed merger, the manner in which the merger was considered and approved by our board of directors or any failure to complete the merger or perform our obligations under the merger agreement. Such litigation could delay or block the consummation of the merger, have an adverse effect on our financial condition and impose material costs on us or the surviving entity. Any delay in completing the merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected time frame.
The surviving entity’s future results will suffer if we do not effectively manage our expanded operations following the merger. Following the merger, the size of our business will increase significantly beyond its current size. The future success of the surviving entity depends, in part, upon the ability to manage this expanded business and the increased regulatory requirements, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances the surviving entity will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.
Risks Related to our Business
The COVID-19 pandemic's impact on our business will depend on future developments, which remain uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities, employees and customers in response to the pandemic.
The COVID-19 pandemic continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus and legislation designed to deliver monetary aid and other relief. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, human capital and self-insurance.
Key employees and members of their households could become sick from COVID-19, and current and future restrictions on how we operate our bank offices and operational departments could limit our ability to meet customer service expectations and have a material adverse effect on our operations. Additionally, in order to reduce the spread of COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes. As a result, some employees may not choose to return to working full time from the office or may decide to leave the workforce all together, which could adversely affect our business and operations. The continuation of these work-from-home measures also introduces additional operational risk, including that technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees to be more limited or less reliable than in our offices. Increased cybersecurity risk includes increased phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations.
Our business concentration in Texas, specifically in the Houston region, imposes risks and may magnify the consequences of any regional or local economic downturn affecting Houston, including any downturn in the energy or real estate sectors.
We conduct our operations almost exclusively in the Houston region. As of December 31, 2021, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas, and specifically, in the Houston region, and the substantial majority of our secured loans were secured by collateral located in the Houston region. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Houston region are dependent on the energy sector generally and the price of oil and gas specifically. Any downturn or adverse development in the energy sector or continued volatility of oil or gas prices could have a material adverse impact on our business, financial condition, results of operations and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets and charge-offs, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. While crude oil prices increased in 2021 relative to 2020, they remained volatile throughout the end of 2021. Any regional or local economic downturn that affects the Houston region or Texas more generally, or our existing borrowers, prospective borrowers or property values in the Company’s market area may affect our profitability more significantly and more adversely than those of our competitors with operations that are less geographically concentrated in the same area.
We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.
The Company’s growth strategy focuses on organic growth, supplemented by strategic acquisitions. The Company may not be able to execute on aspects of its growth strategy to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions, the volatility of oil and gas prices and, in particular, competition, may impede or prohibit the growth of the Company’s operations, the opening of new branches and the consummation of additional acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of the Company’s growth strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the Company’s ability to adapt its existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If the Company fails to implement one or more aspects of its growth strategy, the Company may be unable to maintain its historical earnings trends, which could adversely affect its business, financial condition and results of operations. Furthermore, the future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.
Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.
Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by an acquired bank, to a competitor or otherwise, the Company may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Furthermore, our ability to replace our current bankers as they age-out of the workforce is limited by the number of qualified applicants available.
Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel, including our ability to replace our current loan officers, staff and personnel as they age-out of the workforce. The Company may face difficulties in recruiting and retaining bankers and other personnel of our desired caliber, including as a result of staffing shortages and competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Furthermore, our current and potential new personnel may prefer and seek jobs where they can work fully remote. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.
We are dependent on our executive officers and other key individuals to continue the implementation of our long-term business strategy and the loss of one or more of these key individuals could curtail our growth and adversely affect our business, financial condition, results of operations and prospects.
Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team, including our Chief Executive Officer, Steven F. Retzloff, and our President, Ramon A. Vitulli, III. Successful implementation of our business strategy is also dependent in part on the continued service of our bank office presidents. The community involvement and diverse and extensive local business relationships and experience in the Houston market of our officers in the Houston region are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and it may be difficult to find qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy to utilize employment agreements only in connection with merger or acquisition activities and not to have long-term employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.
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
The Company has acquired three financial institutions and one branch and intends to continue to pursue a strategy that includes future acquisitions. An acquisition strategy involves significant risks, including the following:
•discovering proper candidates for acquisition;
•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•using inaccurate estimates and judgments to evaluate credit, operations, management, compliance and market risks with respect to the target institution or assets;
•conducting adequate due diligence and managing known and unknown risks and uncertainties, including compliance and legal matters;
•obtaining necessary regulatory approvals;
•integrating the operations and personnel of the combined businesses, thereby creating an adverse short-term effect on results of operations;
•attracting and retaining qualified management and key personnel, including bankers;
•maintaining asset quality;
•attracting and retaining customers;
•attracting funding to support additional growth within acceptable risk tolerances; and
•maintaining adequate regulatory capital.
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
Uncertain market and economic conditions can make our ability to assess the creditworthiness of customers and estimate the losses in our loan portfolio more complex. Current inflationary trends, if sustained for an extended period of time, could have a negative impact on customers' businesses. Another national economic recession or continued deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences, any of which could have a material adverse effect on our business:
•loan delinquencies may rise;
•nonperforming assets and foreclosures may increase;
•demand for our products and services may decline; and
•collateral securing our loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.
Low and volatile oil and gas prices can have an adverse impact on economic conditions in the U.S. generally and in the Houston region specifically. Declines in real estate values, declines in the volume of home sales and financial stress on borrowers as a result of low oil and gas prices, including job losses, may have an adverse effect on our borrowers and their customers, which may adversely affect our business, financial condition and results of operations. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During challenging economic environments, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.
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
As of December 31, 2021, our allowance for credit losses on loans was $47.9 million, which represented 1.14% of our total loans and 198.70% of our total nonperforming loans. As of December 31, 2020, our allowance for loan losses was $53.2 million, which represented 1.18% of our total loans and 184.03% of our total nonperforming loans as of the same date. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to results of the allowance for credit losses model or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to CECL which became effective on January 1, 2020) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.
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
As of December 31, 2021, $3.35 billion, or 79.3%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.
Our commercial real estate and construction, land development and other land loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2021, $2.10 billion, or 49.9%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $439.1 million, or 10.4%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.
Real estate construction, land development and other similar land loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to our completion. These risks include:
•the viability of the contractor:
•the value of the project being subject to successful completion;
•the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within our estimates; and
•concentration of such loans with a single contractor and our affiliates.
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
As of December 31, 2021, $693.6 million, or 16.4%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect our business, financial condition and results of operations.
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
In an effort to support our communities during the COVID-19 pandemic, we participated in the SBA’s new 7(a) loan program called the PPP by making loans to small businesses that are subject to the terms and conditions of the PPP. We face increased risks related to non-compliance by us with this new legislation and by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors. Through our participation in the PPP, as of December 31, 2021, we had funded over 10,000 PPP loans in excess of $1.08 billion.
As of December 31, 2021, SBA 7(a) and 504 program loans of $205.6 million comprised 4.9% of our loan portfolio, and we intend to grow this segment of our portfolio in the future. PPP loans notwithstanding, SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA-guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.
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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
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

In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Throughout 2021, the Federal Reserve reaffirmed this target range. While rate increases are expected in 2022, a prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results and financial condition.
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
In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. In November 2020, the FCA announced that most tenors of US Dollar LIBOR would continue to be published through June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next year. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2021, the amortized cost of our securities portfolio was $1.75 billion, which represented 24.6% of total assets. Factors beyond our control, including rate hikes, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of volatile economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. While we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. As of December 31, 2021, our goodwill totaled $223.6 million.
We face strong competition to attract and retain customers from other companies that offer banking services, which could impact our business by preventing us from obtaining customers and adversely affecting our future growth and profitability.
We conduct our operations almost exclusively in the Houston region. Many of our competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, financial technology ("fintech") competitors and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Some fintech companies are not subject to the same regulations as we are, which may allow them to be more competitive. Increased competition from fintech companies and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.
Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service;
•the ability to expand our market position; and
•industry and general economic trends.
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
Our business is generated primarily from the Houston region, which is susceptible to damage by hurricanes, tropical storms, tornadoes, floods, droughts and other natural disasters and adverse weather. These catastrophic events can disrupt our operations, cause widespread damage to our property, our customers' property and property held as collateral and severely depress the local economy in which we operate. These catastrophic events may have an impact on our customers and in turn, on us.
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
Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.
Climate change may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather, which could disrupt operations at one or more of our locations and our ability to provide financial products and services to our customers. Such events could also have a negative effect on the financial status and creditworthiness of our customers, which may decrease revenues and business activities from those customers and increase the credit risk associated with loans and other credit exposures to such customers. In addition, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. The federal and state legislatures and regulatory agencies have proposed and are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Each of these initiatives, as well as other similar initiatives, may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.
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
Our operations depend on a number of relationships with third-party service providers who provide services related to, among other things, core systems processing, essential web hosting and other Internet systems, our online banking services, deposit processing and other processing services. Additionally, we are continuing to increase our usage of and reliance on cloud-based third-party service providers. While we have selected these third-party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication or internet services provided by a vendor causing us to lose internet access, failure of a vendor to handle current or higher volumes, the mishandling of non-public personal information, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. If these third-party service providers experience difficulties, including difficulties with the service providers relied on by these third-party service providers, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we were able to replace third-party service providers, it may be at a higher cost, which could adversely affect our business, financial condition and results of operations.

As a result of the measures implemented to respond to the pandemic and general staffing shortages, many third parties on which we rely in our business operations, including the appraiser(s) of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices and courthouses, may be limited in the availability and access to their services. If the third-party service providers continue to have limited capacities or experience staffing shortages for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
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
In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, ransomware, denial or degradation of service attacks and malware or other cyber-attacks.
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
We intend to continue to grow our business through strategic acquisitions of financial institutions coupled with organic growth. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, liquidity, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and our record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. We may also be required to sell or, in the alternative, commit to retain branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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

We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2021, our deposits from foreign nationals, primarily residents of Guatemala, accounted for approximately 2% of our total deposits.
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
On September 15, 2020, in response to the decline in the reserve ratio due to extraordinary deposit growth resulting mainly from the COVID-19 pandemic, the FDIC adopted a restoration plan to restore the DIF reserve ratio to at least 1.35% within eight years, as required by the Federal Deposit Insurance Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our regulatory assessments and FDIC insurance costs were $3.4 million and $2.9 million for both of the years ended December 31, 2021 and 2020, respectively. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.
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
The market price of Allegiance's common stock could fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:
•general economic conditions and overall market fluctuations;
•actual or anticipated fluctuations in our quarterly or annual financial results;
•operating and stock price performance of other companies that investors deem comparable to ours;
•the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;
•announcements by the Company or our competitors of significant acquisitions, dispositions, innovations or new programs and services;
•the public reaction to our press releases, other public announcements and filings with the SEC;
•changes in financial estimates and recommendations by securities analysts following Allegiance's stock, or the failure of securities analysts to cover Allegiance's common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the trading volume of Allegiance's common stock;
•changes in dividends and capital returns;

•changes in governmental monetary policies, including the policies of the Federal Reserve;
•changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•future sales of Allegiance's common stock by the Company, directors, executives and significant shareholders.
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
Allegiance's amended and restated certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control. These provisions include:
•staggered terms for directors, who may be removed from office only for cause;

•a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals; and
•a provision that any special meeting of Allegiance's shareholders may be called only by a majority of the Board of Directors, the President or a holder or group of holders of at least 50% of Allegiance shares entitled to vote at the meeting.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located at 8847 W. Sam Houston Parkway N., Suite 200, Houston, Texas 77040. As of December 31, 2021, we had 27 full-service banking locations, with 26 bank offices located in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area. We lease twelve of these bank offices, as well as our executive office, and own the remaining fifteen bank offices. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Allegiance's common stock is listed on the NASDAQ Global Market under the symbol “ABTX.” Quotations of the sales volume and the closing sales prices of the common stock of Allegiance are listed daily in the NASDAQ Global Market’s listings. As of February 23, 2022, there were 20,367,789 shares outstanding and 904 shareholders of record of Allegiance's common stock. The closing price per share of common stock on December 31, 2021, the last trading day of the year, was $42.21.
Dividends
Our Board of Directors paid four quarterly cash dividends of $0.12 on our common stock during 2021 and declared a quarterly dividend of $0.14 to be paid in the first quarter of 2022. Payments of future dividends, if any, will be at the discretion of Allegiance's Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Allegiance's ability to pay dividends.
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2021, regarding the equity compensation plans under which Allegiance’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	255,464	$23.62	1,640,745
Equity compensation plans not approved by security holders(1)	27,394	$14.49	—
Total	282,858		1,640,745
(1)These options were issued under the Post Oak Bancshares, Inc. Stock Option Plan, which was assumed by the Company in connection with the acquisition of Post Oak Bancshares, Inc.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 31, 2021, our repurchase authorization previously approved on February 26, 2020 expired. During the first quarter of 2021, we repurchased 161,206 shares at a total cost of $5.7 million pursuant to the authorization.
On April 22, 2021, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to one million shares of our common stock at the discretion of management through April 30, 2022. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. We did not repurchase any shares in 2021 pursuant to this authorization.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1, 2021 to October 31, 2021	—	$—
November 1, 2021 to November 30, 2021	319	$39.83
December 1, 2021 to December 31, 2021	1,444	$42.21
(1)    The Company acquired 1,763 shares from employees for tax withholding purposes related to vesting of restricted stock grants.

Performance Graph
The performance graph compares the cumulative total shareholder return on Allegiance's common stock for the period beginning at the close of trading on December 31, 2016 to December 31, 2021, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2016 in Allegiance's common stock, in the S&P 500 Total Return Index and in the NASDAQ Bank Index. The historical stock price performance for Allegiance's common stock shown on the graph below is not necessarily indicative of future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Allegiance Bancshares, Inc., the S&P 500 Index
and the NASDAQ Bank Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
12/16
6/17
12/17
6/18
12/18
6/19
12/19
6/20
12/20
6/21
12/21
Allegiance Bancshares, Inc.
S&P 500
NASDAQ Bank

*$100 invested on December 31, 2016 in Allegiance's common stock or an index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Allegiance Bancshares, Inc.	100.00	105.02	90.29	104.88	95.20	117.74
S&P 500	100.00	118.42	111.03	143.09	166.36	211.10
NASDAQ Bank	100.00	103.50	84.97	103.01	92.06	128.60
(Source: S&P Global, Inc.)
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual

Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “ – Cautionary Notice Regarding Forward-Looking Statements,” in the forepart of this report, under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 10, 2021 (the “2020 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2020.
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
On October 7, 2015, we completed an initial public offering of 2,990,000 shares of Allegiance's common stock at $21.00 per share, generating net proceeds of $57.1 million. Allegiance's common stock began trading on the NASDAQ Global Market on October 8, 2015 under the ticker symbol “ABTX.”
Recent Developments Related to COVID-19
The COVID-19 pandemic continues to place health, economic and other major pressure throughout the United States and the entire world.
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
•We actively participate in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of December 31, 2021, we funded over 10,000 loans totaling in excess of $1.08 billion. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for (or reversal of) credit losses charged to income that increase or decrease the allowance. Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326 – Measurement of Credit Losses on Financial Instruments.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies" of this Report regarding recent accounting pronouncements that have been or will be adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”) along with subsequent amendments thereto, which introduce the current expected credit losses (“CECL”) methodology. ASC 326 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and related disclosures. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans and held-to-maturity debt securities measured at amortized cost. ASC 326 also applies to off-balance sheet credit exposures. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than current practice. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on purchased financial assets with credit deterioration. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, the Company took the option under the CARES Act to temporarily defer the adoption of ASC 326. The decision to delay adoption of ASC 326 was due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston region. During the deferral, the Company calculated and recorded its provision for credit losses under the incurred loss model that existed prior to ASC 326. The Company adopted the new standard as of January 1, 2020 during the fourth quarter of 2020. ASC 326 is discussed more fully under "Part II -

Item 8. Financial Statements and Supplementary Data - Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies" of this Report.
Participation in PPP Loan Program
We elected to participate in the first and second rounds of the Small Business Administration Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) program funding over $1.08 billion in loans. We have received fees and incurred incremental direct origination costs related to our participation in the PPP loan program, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. For the year ended December 31, 2021, we recognized $26.6 million of total net fee revenue related to PPP fees compared to $11.0 million for the year ended December 31, 2020. The remainder of the PPP loan deferred fees totaled approximately $4.9 million at December 31, 2021. These remaining deferred fees will be amortized over the shorter of the repayment period or the contractual life of the loans.
Results of Operations
Net income was $81.6 million, or $4.01 per diluted common share, for the year ended December 31, 2021 compared with $45.5 million, or $2.22 per diluted common share, for the year ended December 31, 2020, an increase of $36.0 million, or 79.1%. The increase in net income was primarily the result of a $29.7 million reversal of provision for credit losses, a $25.9 million increase in net interest income, which included the impact of our participation in the PPP loan program, partially offset by higher noninterest expenses due primarily to increased performance-based accruals and acquisition and merger-related expenses. Returns on average equity were 10.38% and 6.22%, returns on average assets were 1.24% and 0.81% and efficiency ratios were 58.86% and 60.55% for the years ended December 31, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 96.4% of total revenue during 2021. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the effective federal funds rate, which is the cost of immediately available overnight funds, and the prime interest rate. The effective federal funds rate decreased 75 basis points (25 basis points in each of July, September and October) to end 2019 at 1.75%. During 2020, the effective federal funds rate decreased 150 basis points in March to end the period at 0.25%. There were no changes to the effective federal funds rate during 2021. Similarly, the prime rate decreased 75 basis points (25 basis points in each of August, September and October) during 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the year at 3.25%. There were no changes to the prime rate during 2021.
Net interest income before the provision for credit losses for the year ended December 31, 2021 was $228.6 million compared with $202.7 million for the year ended December 31, 2020, an increase of $25.9 million, or 12.8%. The increase in net interest income from the previous year was primarily due to the impact of PPP loan revenue, lower costs related to interest-bearing liabilities and an increase in average interest-earning assets, partially offset by a lower yield on interest-earning assets.
Interest income was $253.2 million for the year ended December 31, 2021, an increase of $11.4 million, or 4.7%, compared with $241.8 million for the year ended December 31, 2020 primarily due to the increase in average interest-earning asset balances and PPP fee income recognition partially offset by a decrease in yield on interest-earning assets driven by changes in interest rates and the mix of average interest-earning asset balances. Average interest-earning assets increased $922.4 million, or 18.4%, for the year ended December 31, 2021 compared with the year ended December 31, 2020 primarily due to the increase in average securities of $462.1 million, or 78.5%, and average deposits in other financial institutions of $421.2 million compared to the year ended December 31, 2020. Average loans outstanding increased $39.1 million, or 0.9%, for the year ended December 31, 2021 compared to the year ended 2020 primarily due to the origination of PPP and core loans. The increase in average interest-earning asset balances were partially offset by the decrease in average yield on securities to 2.08% from 2.64%, along with the decrease in yield on deposits in other financial institutions to 0.15% from 0.72% for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the impact of lower interest rates. These decreases were partially offset by the increase in average yield on loans to 5.22% for the year ended December 31, 2021 from 5.15% for the same period in 2020. This increase in average yield on loans was primarily due to $26.6 million of PPP fee income recognition during the year ended December 31, 2021 compared to $11.0 million recognized for the same period in 2020. As of December 31, 2021, the balance of net deferred PPP fees was $4.9 million.
Interest expense was $24.6 million for the year ended December 31, 2021, a decrease of $14.5 million, or 37.0%, compared with $39.1 million for the year ended December 31, 2020. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 66 basis points for the year ended December 31, 2021 compared to 119 basis points for the same period in 2020. Average interest-bearing liabilities increased $472.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily the result of increased deposits due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received and organic deposit growth.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2021 was 3.90%, a decrease of 18 basis points compared to 4.08% for the year ended December 31, 2020. The decrease in the net interest margin on a tax equivalent basis was primarily due to the increase in lower-yielding assets driven by the increase in securities and cash, partially offset by decreased funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 4.27% and the average rate paid on interest-bearing liabilities of 0.66% for the year ended December 31, 2021 decreased by 56 basis points and 53 basis points, respectively, over the same period in 2020. Tax equivalent adjustments to net interest margin are the result of increased or decreased income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2021 and 2020, thus making tax-exempt yields relatively more comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,422,467	$230,713	5.22%	$4,383,375	$225,959	5.15%	$3,831,894	$221,363	5.78%
Securities	1,050,376	21,798	2.08%	588,318	15,538	2.64%	355,233	9,909	2.79%
Deposits in other financial institutions	458,190	673	0.15%	36,945	265	0.72%	74,655	1,635	2.19%
Total interest-earning assets	5,931,033	$253,184	4.27%	5,008,638	$241,762	4.83%	4,261,782	$232,907	5.47%
Allowance for credit losses on loans	(51,513)			(46,680)			(28,129)
Noninterest-earning assets	680,191			675,701			594,981
Total assets	$6,559,711			$5,637,659			$4,828,634
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$574,079	$1,409	0.25%	$385,482	$2,045	0.53%	$345,693	$4,010	1.16%
Money market and savings deposits	1,571,532	3,956	0.25%	1,316,188	7,326	0.56%	1,037,126	14,297	1.38%
Certificates and other time deposits	1,349,216	11,628	0.86%	1,268,080	21,675	1.71%	1,276,684	26,656	2.09%
Borrowed funds	144,354	1,878	1.30%	197,525	2,183	1.11%	127,138	4,675	3.68%
Subordinated debt	108,588	5,749	5.29%	108,064	5,850	5.41%	64,451	3,732	5.79%
Total interest-bearing liabilities	3,747,769	$24,620	0.66%	3,275,339	$39,079	1.19%	2,851,092	$53,370	1.87%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	1,983,934			1,593,354			1,194,496
Other liabilities	41,972			37,278			74,777
Total liabilities	5,773,675			4,905,971			4,120,365
Shareholders' equity	786,036			731,688			708,269
Total liabilities and shareholders' equity	$6,559,711			$5,637,659			$4,828,634
Net interest rate spread			3.61%			3.64%			3.60%
Net interest income and margin(1)		$228,564	3.85%		$202,683	4.05%		$179,537	4.21%
Net interest income and margin (tax equivalent)(2)		$231,315	3.90%		$204,416	4.08%		$180,036	4.22%
(1)The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-Earning assets:
Loans	$2,640	$2,114	$4,754	$32,552	$(27,956)	$4,596
Securities	12,203	(5,943)	6,260	6,502	(873)	5,629
Deposits in other financial institutions	3,022	(2,614)	408	(826)	(544)	(1,370)
Total increase (decrease) in interest income	17,865	(6,443)	11,422	38,228	(29,373)	8,855

Interest-Bearing liabilities:
Interest-bearing demand deposits	1,001	(1,637)	(636)	462	(2,427)	(1,965)
Money market and savings deposits	1,421	(4,791)	(3,370)	3,847	(10,818)	(6,971)
Certificates and other time deposits	1,387	(11,434)	(10,047)	(180)	(4,801)	(4,981)
Borrowed funds	(588)	283	(305)	2,588	(5,080)	(2,492)
Subordinated debt	28	(129)	(101)	2,525	(407)	2,118
Total increase (decrease) in interest expense	3,249	(17,708)	(14,459)	9,242	(23,533)	(14,291)
Increase (decrease) in net interest income	$14,616	$11,265	$25,881	$28,986	$(5,840)	$23,146
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded a $2.3 million negative provision for credit losses for the year ended December 31, 2021 compared to a $27.4 million provision for credit losses for the year ended December 31, 2020. The reversal of provision for credit losses for the year ended December 31, 2021 reflected improvements in economic factors and lower net charge-offs compared to the elevated provision expense in 2020, which was driven by the life of loan losses expected within our loan portfolio from the increase in unemployment and other expected economic effects of the COVID-19 pandemic.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Noninterest income totaled $8.6 million for the year ended December 31, 2021 compared to $8.2 million for the year ended December 31, 2020, an increase of $406 thousand, or 5.0%. Noninterest income increased in 2021 primarily due to increased debit card and ATM card income partially offset by a decrease in rebates from correspondent bank as a result of the decline in the earnings credit rate and a decrease in gain on sale of securities compared to the year ended December 31, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2021	2020		2020	2019
	(Dollars in thousands)
Nonsufficient funds fees	$464	$404	$60	$404	$658	$(254)
Service charges on deposit accounts	1,671	1,530	141	1,530	1,472	58
Gain on sale of securities	49	287	(238)	287	1,459	(1,172)
(Loss) gain on sale of other real estate and other repossessed assets	(265)	(258)	(7)	(258)	26	(284)
Bank owned life insurance income	554	582	(28)	582	624	(42)
Debit card and ATM card income	2,996	2,205	791	2,205	1,984	221
Rebate from correspondent bank	200	876	(676)	876	3,580	(2,704)
Other(1)	2,893	2,530	363	2,530	3,620	(1,090)
Total noninterest income	$8,562	$8,156	$406	$8,156	$13,423	$(5,267)
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Noninterest expense was $139.6 million for the year ended December 31, 2021 compared to $127.5 million for the year ended December 31, 2020, an increase of $12.1 million, or 9.5%. This increase was primarily due to increases salaries and benefits, as a result of increased performance-based and profit sharing accruals, acquisition and merger-related expenses associated with the pending merger with CBTX, the write-down of assets related to the closure of a bank office and other expenses partially offset by lower other real estate expenses as $4.1 million of other real estate write-downs were recorded during the year ended December 31, 2020.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2021	2020		2020	2019
	(Dollars in thousands)
Salaries and employee benefits(1)	$90,177	$80,152	$10,025	$80,152	$77,593	$2,559
Net occupancy and equipment	9,144	7,969	1,175	7,969	8,179	(210)
Depreciation	4,254	3,716	538	3,716	3,192	524
Data processing and software amortization	8,862	7,992	870	7,992	7,464	528
Professional fees	3,025	3,128	(103)	3,128	2,333	795
Regulatory assessments and FDIC insurance	3,407	2,926	481	2,926	1,705	1,221
Core deposit intangibles amortization	3,296	3,922	(626)	3,922	4,711	(789)
Communications	1,406	1,387	19	1,387	1,839	(452)
Advertising	1,692	1,565	127	1,565	2,367	(802)
Other real estate expense	548	5,162	(4,614)	5,162	614	4,548
Acquisition and merger-related expenses	2,011	—	2,011	—	1,326	(1,326)
Printing and supplies	272	377	(105)	377	511	(134)
Other	11,460	9,198	2,262	9,198	8,801	397
Total noninterest expense	$139,554	$127,494	$12,060	$127,494	$120,635	$6,859
(1)Total salaries and employee benefits includes $4.0 million, $3.4 million and $3.1 million in stock based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Salaries and Employee Benefits. Salaries and benefits were $90.2 million for the year ended December 31, 2021, an increase of $10.0 million, or 12.5%, compared to the year ended December 31, 2020 due to increased performance-based bonus and profit sharing accruals related to increased net income.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $2.0 million incurred during 2021 were primarily legal and advisory fees associated with the pending merger with CBTX.
Other real estate expenses. Other real estate expenses decreased $4.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to write-downs on several foreclosed properties and related expenses associated with these properties during the year 2020.

Other. Other noninterest expenses increased $2.3 million, or 24.6%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 58.86% for the year ended December 31, 2021 compared to 60.55% for the year ended December 31, 2020 and 62.99% for the year ended December 31, 2019.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, as we did from 2019 to 2020 and again in 2021, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor fixed and variable expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense increased $7.9 million, or 75.7%, to $18.3 million for the year ended December 31, 2021 compared with $10.4 million for the same period in 2020 primarily due to an increase in pre-tax net income. The effective tax rates were 18.4%, 18.6% and 20.2% for the years ended December 31, 2021, 2020 and 2019, respectively.
Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2021 and 2020. This information should be read in conjunction with our consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020 appearing elsewhere in this Annual Report on Form 10-K.

	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Earnings Per Share(1)
				Basic	Diluted
	(Dollars in thousands, except per share data)
2021
First quarter	$62,828	$55,698	$18,010	$0.89	$0.89
Second quarter	62,832	56,596	22,925	1.13	1.12
Third quarter	63,893	58,166	19,060	0.94	0.93
Fourth quarter	63,631	58,104	21,558	1.06	1.06

2020
First quarter(2)	$57,452	$45,025	$3,516	$0.17	$0.17
Second quarter(2)	60,452	50,847	9,907	0.49	0.48
Third quarter(2)	60,811	51,909	16,170	0.79	0.79
Fourth quarter	63,047	54,902	15,941	0.78	0.77
(1)Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.
(2)Does not reflect the adoption of ASC 326.
Financial Condition
Loan Portfolio
At December 31, 2021, total loans were $4.22 billion, a decrease of $271.3 million, or 6.0%, compared with December 31, 2020 primarily due to paydowns on PPP loans during the year ended 2021, partially offset by core loan growth.
Total loans as a percentage of deposits were 69.8% and 90.0% as of December 31, 2021 and December 31, 2020, respectively. Total loans as a percentage of assets were 59.4% and 74.2% as of December 31, 2021 and December 31, 2020, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$693,559	16.4%	$667,079	14.9%	$689,360	17.6%	$702,037	18.9%	$457,129	20.1%
Mortgage warehouse	—	0.0%	—	0.0%	8,304	0.2%	48,274	1.3%	69,456	3.1%
Paycheck Protection Program (PPP)	145,942	3.5%	569,901	12.7%	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,104,621	49.9%	1,999,877	44.5%	1,873,782	47.9%	1,650,912	44.6%	1,080,247	47.5%
Commercial real estate construction and land development	439,125	10.4%	367,213	8.2%	410,471	10.5%	430,128	11.6%	243,389	10.7%
1-4 family residential (including home equity)	685,071	16.2%	737,605	16.4%	698,957	17.8%	649,311	17.5%	301,219	13.3%
Residential construction	117,901	2.8%	127,522	2.8%	192,515	4.9%	186,411	5.0%	109,116	4.8%
Consumer and other	34,267	0.8%	22,567	0.5%	41,921	1.1%	41,233	1.1%	10,320	0.5%
Total loans	4,220,486	100.0%	4,491,764	100.0%	3,915,310	100.0%	3,708,306	100.0%	2,270,876	100.0%
Allowance for credit losses on loans	(47,940)		(53,173)		(29,438)		(26,331)		(23,649)
Loans, net	$4,172,546		$4,438,591		$3,885,872		$3,681,975		$2,247,227

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
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased $26.5 million, or 4.0%, to $693.6 million as of December 31, 2021 compared to $667.1 million as of December 31, 2020.
Mortgage Warehouse. We made loans to unaffiliated mortgage loan originators collateralized by mortgage promissory notes which were segregated in our mortgage warehouse portfolio. These promissory notes originated by our mortgage warehouse customers carried terms and conditions as would be expected in the competitive permanent mortgage market and served as collateral under a traditional mortgage warehouse arrangement whereby such promissory notes were warehoused under a revolving credit facility to allow for the end investor (or purchaser) of the note to receive a complete loan package and remit funds to the bank. For mortgage promissory notes secured by residential property, the warehouse time was normally 10 to 20 days. For mortgage promissory notes secured by commercial property, the warehouse time was normally 40 to 50 days. The funded balance of the mortgage warehouse portfolio can have significant fluctuation based upon market demand for the product, level of home sales and refinancing activity, market interest rates and velocity of end investor processing times. Volumes of the portfolio tend to peak at the end of each month. We made the strategic decision in 2019 to exit this line of business. There were no mortgage warehouse loans of this type as of December 31, 2021.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. During the year ended December 31, 2021, Allegiance Bank funded PPP loans totaling over $374.6 million. The balance of PPP loans decreased $424.0 million to $145.9 million as of December 31, 2021 from $569.9 million as of December 31, 2020 due to loan forgiveness.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2021 and December 31, 2020, 54.6%, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $104.7 million, or 5.2%, to $2.10 billion as of December 31, 2021 from $2.00 billion as of December 31, 2020 primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $1.2 million, or 1.6%, to $77.1 million as of December 31, 2021 from $75.9 million as of December 31, 2020. We had 136 multi-family loans with an average loan size of $567 thousand as of December 31, 2021.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2021 and December 31, 2020, 22.3% and 26.8%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development land loans increased $71.9 million, or 19.6%, to $439.1 million as of December 31, 2021 compared to $367.2 million as of December 31, 2020.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $52.5 million, or 7.1%, to $685.1 million as of December 31, 2021 from $737.6 million as of December 31, 2020. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $1.5 million, or 1.3%, to $119.0 million as of December 31, 2021 from $117.5 million as of December 31, 2020.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $9.6 million, or 7.5%, to $117.9 million as of December 31, 2021 from $127.5 million as of December 31, 2020.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $11.7 million, or 51.8%, to $34.3 million as of December 31, 2021 from $22.6 million as of December 31, 2020.
The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2021
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$296,120	$305,836	$91,603	$—	$693,559
Paycheck Protection Program (PPP)	5,645	140,297	—	—	145,942
Real estate:
Commercial real estate (including multi-family residential)	282,372	1,217,220	435,746	169,283	2,104,621
Commercial real estate construction and land development	111,320	277,389	23,904	26,512	439,125
1-4 family residential (including home equity)	87,515	324,611	121,289	151,656	685,071
Residential construction	74,994	16,515	26,392	—	117,901
Consumer and other	25,350	8,696	221	—	34,267
Total loans	$883,316	$2,290,564	$699,155	$347,451	$4,220,486

Loans with predetermined (fixed) interest rates	$558,167	$2,033,247	$278,267	$78,961	$2,948,642
Loans with floating interest rates	325,149	257,317	420,888	268,490	1,271,844
Total loans	$883,316	$2,290,564	$699,155	$347,451	$4,220,486

	As of December 31, 2020
	Due in One Year or Less	Due After One Year Through Five Years		Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$313,600	$274,675		$78,804	$—	$667,079
Paycheck Protection Program (PPP)	—	569,901		—	—	569,901
Real estate:
Commercial real estate (including multi-family residential)	312,807	1,272,018		285,264	129,788	1,999,877
Commercial real estate construction and land development	85,194	237,947		30,686	13,386	367,213
1-4 family residential (including home equity)	104,699	365,001		128,225	139,680	737,605
Residential construction	92,402	15,383		19,737	—	127,522
Consumer and other	26,143	(4,715)	(1)	1,139	—	22,567
Total loans	$934,845	$2,730,210		$543,855	$282,854	$4,491,764

Loans with predetermined (fixed) interest rates	$580,970	$2,488,221		$251,655	$77,782	$3,398,628
Loans with floating interest rates	353,875	241,989		292,200	205,072	1,093,136
Total loans	$934,845	$2,730,210		$543,855	$282,854	$4,491,764
(1)Includes net deferred fees of $13.9 million on PPP loans.
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston region. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston region. As of December 31, 2021, 2020 and 2019, commercial real estate and commercial construction loans represented 60.3%, 52.7% and 58.3%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $24.1 million, $28.9 million and $28.4 million in nonperforming loans as of December 31, 2021, 2020 and 2019, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $948 thousand, $902 thousand and $1.2 million would have been recorded as income for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$8,358	$10,747	$8,388	$10,861	$6,437
Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,639	10,081	6,741	17,776	6,110
Commercial real estate construction and land development	63	3,011	9,050	974	—
1-4 family residential (including home equity)	2,875	4,525	3,294	3,201	781
Residential construction	—	—	746	—	—
Consumer and other	192	529	152	141	—
Total nonaccrual loans	24,127	28,893	28,371	32,953	13,328
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans(1)	24,127	28,893	28,371	32,953	13,328
Other real estate	—	9,196	8,337	630	365
Other repossessed assets	—	—	—	—	205
Total nonperforming assets(2)	$24,127	$38,089	$36,708	$33,583	$13,898
Restructured loans(3)	$9,068	$12,448	$19,239	$13,494	$17,526
Nonperforming assets to total assets	0.34%	0.63%	0.74%	0.72%	0.49%
Nonperforming loans to total loans	0.57%	0.64%	0.72%	0.89%	0.59%
(1)Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(2)Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.
(3)Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At December 31, 2021 and 2020, we had $47.1 million and $32.6 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2021, potential problem loans consisted of 30 credit relationships. Of the total outstanding balance at December 31, 2021, 59.4% related to six customers in the hotel industry, 9.6% related to one customer in the commercial real estate investment industry, 8.3% related to six customers in the energy-related industry, 7.7% related to three customers in the customer service industry, 4.4% related to one customer in the event center industry, 4.3% related to two customers in the construction services industry, 3.2% related to four customers with homestead loans, 1.5% related to four customers in the commercial services industry, 1.2% related to two customers in the medical industry and 0.4% related to one customer in the wholesaler industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for credit losses on loans as a result of our risk grade based allocation methodology. See Note 6 – Loans and Allowance for Credit Losses in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets decreased $14.0 million to $24.1 million at December 31, 2021, from $38.1 million at December 31, 2020. Nonaccrual loans consisted of 64 separate credits at December 31, 2021 compared to 69 separate credits at December 31, 2020. Nonperforming assets were 0.57% of total loans at December 31, 2021 compared to 0.85% at December 31, 2020.
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
During the years ended December 31, 2021 and 2020, the Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. These deferrals were generally no more than 90 days in duration and were not considered troubled debt restructurings. As of December 31, 2021, 13 loans with outstanding loan balances of $18.2 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
The following table presents information regarding principal and interest deferrals as of December 31, 2021 associated with loan modifications related to COVID-19:

		Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$693,559	$1,040	5.7%	$69,754	9.8%	$70,794	9.7%
Paycheck Protection Program (PPP)	145,942	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,104,621	16,851	92.5%	539,043	76.1%	555,894	76.5%
Commercial real estate construction and land development	439,125	95	0.5%	30,317	4.3%	30,412	4.2%
1-4 family residential (including home equity)	685,071	231	1.3%	67,944	9.6%	68,175	9.4%
Residential construction	117,901	—	0.0%	737	0.1%	737	0.1%
Consumer and other	34,267	—	0.0%	462	0.1%	462	0.1%
Total loans	$4,220,486	$18,217	100.0%	$708,257	100.0%	$726,474	100.0%
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with ASC 326, that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management's best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 6 – Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
The Company retroactively adopted ASC Topic 326 effective January 1, 2020 during the fourth quarter of 2020. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $3.1 million with a corresponding decrease in retained earnings (after-tax). Additionally, the Company recognized an increase in the allowance for credit losses on loans of $2.1 million related to loans acquired from Post Oak, due to the reclassification of PCD discounts as result of adopting CECL. At December 31, 2021, our allowance for credit losses on loans amounted to $47.9 million, or 1.14% of total loans (1.18% excluding PPP loans), compared with $53.2 million, or 1.18% of total loans (1.36% excluding PPP loans), as of December 31, 2020. This decrease in the allowance for credit losses on loans during 2021 reflected improvements in economic factors compared to increased expected losses during 2020 resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and volatility in crude oil prices along with the increased level of net charge-offs, the deterioration of credit quality and other changes within the loan portfolio during 2020.
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

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses on loans and other related data:

	As of and for the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Average loans outstanding	$4,422,467	$4,383,375	$3,831,894	$2,652,355	$2,081,370
Gross loans outstanding at end of period	4,220,486	4,491,764	3,915,310	3,708,306	2,270,876
Allowance for credit losses on loans at beginning of period	53,173	29,438	26,331	23,649	17,911
Impact of ASC 326 adoption	—	5,225	—	—	—
Provision for loan losses	(2,923)	26,543	5,939	4,248	13,188
Charge-offs:
Commercial and industrial loans	(1,579)	(2,938)	(2,688)	(2,424)	(7,673)
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	(857)	(2,562)	(80)	(42)	(124)
Commercial real estate construction and land development	—	(2,573)	(44)	—	—
1-4 family residential (including home equity)	(21)	(351)	(295)	(25)	—
Residential construction	—	—	—	—	—
Consumer and other	(24)	(159)	(34)	(24)	(196)
Total charge-offs for all loan types	(2,481)	(8,583)	(3,141)	(2,515)	(7,993)
Recoveries:
Commercial and industrial loans	164	473	274	847	516
Mortgage warehouse	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	72	3	102	3
Commercial real estate construction and land development	—	—	—	—	10
1-4 family residential (including home equity)	—	—	—	—	10
Residential construction	—	—	—	—	—
Consumer and other	7	5	32	—	4
Total recoveries for all loan types	171	550	309	949	543
Net charge-offs	(2,310)	(8,033)	(2,832)	(1,566)	(7,450)
Allowance for credit losses on loans at end of period	$47,940	$53,173	$29,438	$26,331	$23,649
Allowance for credit losses on loans to total loans	1.14%	1.18%	0.75%	0.71%	1.04%
Net charge-offs to average loans	0.05%	0.18%	0.07%	0.06%	0.36%
Allowance for credit losses on loans to nonperforming loans	198.70%	184.03%	103.76%	79.90%	177.44%

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

	As of December 31,
	2021		2020		2019		2018		2017
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial loans	$16,629	16.4%	$17,738	14.9%	$8,818	17.6%	$8,351	18.9%	$7,694	20.1%
Mortgage Warehouse	—	0.0%	—	0.0%	—	0.2%	—	1.3%	—	3.1%
Paycheck Protection Program (PPP)	—	3.5%	—	12.7%	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	23,143	49.9%	23,934	44.5%	11,170	47.9%	11,901	44.6%	10,253	47.5%
Commercial real estate construction and land development	6,263	10.4%	6,939	8.2%	4,421	10.5%	2,724	11.6%	2,525	10.7%
1-4 family residential (including home equity)	847	16.2%	3,279	16.4%	3,852	17.8%	2,242	17.5%	2,140	13.3%
Residential construction	975	2.8%	870	2.8%	1,057	4.9%	1,040	5.0%	942	4.8%
Consumer and other	83	0.8%	413	0.5%	120	1.1%	73	1.1%	95	0.5%
Total allowance for credit losses on loans	$47,940	100.0%	$53,173	100.0%	$29,438	100.0%	$26,331	100.0%	$23,649	100.0%
The Company believes that the allowance for credit losses on loans at December 31, 2021 is adequate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at December 31, 2021 should any of the factors considered by management in making this estimate change.
Allowance for Credit Losses on Unfunded Commitments
Upon adoption of ASC Topic 326 during the fourth quarter of 2020 retroactive to January 1, 2020, the Company established an allowance for credit losses on unfunded commitments of $3.9 million with a corresponding decrease in retained earnings (after-tax). The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2021, our allowance for credit losses on unfunded commitments amounted to $5.3 million compared to $4.7 million at December 31, 2020.
See Note 6 – Loans and Allowance for Credit Losses in our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2021, the carrying amount of investment securities totaled $1.77 billion, an increase of $1.00 billion, or 129.5%, compared with $772.9 million as of

December 31, 2020. The overall growth in the securities portfolio is attributable to our excess liquidity during 2021. Securities represented 25.0% and 12.8% of total assets as of December 31, 2021 and 2020, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.
The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 5 – Securities to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As of December 31, 2021, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

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

	December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,127	3.25%	$249,188	0.80%	$22,752	1.29%	$125,744	0.98%	$401,811	0.91%
Municipal securities	2,383	3.16%	5,548	3.63%	73,369	2.93%	386,864	3.06%	468,164	3.05%
Agency mortgage-backed pass-through securities	—	0.00%	4,954	2.96%	4,805	3.21%	297,338	1.35%	307,097	1.41%
Agency collateralized mortgage obligations	—	0.00%	11,212	2.80%	14,020	2.72%	418,045	1.34%	443,277	1.42%
Corporate bonds and other	—	0.00%	3,000	5.75%	50,388	4.72%	76,926	2.33%	130,314	3.34%
Total	$6,510	3.22%	$273,902	1.04%	$165,334	3.24%	$1,304,917	1.88%	$1,750,663	1.88%

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$5,526	3.30%	$18,536	1.62%	$1,483	2.74%	$25,545	2.05%
Municipal securities	110	4.40%	4,323	3.34%	51,703	3.12%	336,450	3.27%	392,586	3.26%
Agency mortgage-backed pass-through securities	—	0.00%	5,378	2.99%	6,681	3.31%	155,547	1.65%	167,606	1.76%
Agency collateralized mortgage obligations	—	0.00%	—	0.00%	25,354	2.79%	54,828	1.66%	80,182	2.01%
Corporate bonds and other	—	0.00%	3,000	5.75%	35,000	5.72%	24,124	3.10%	62,124	4.70%
Total	$110	4.40%	$18,227	3.62%	$137,274	3.53%	$572,432	2.67%	$728,043	2.86%
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
As of December 31, 2021 and 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.08% during the year ended December 31, 2021 compared with 2.64% for the year ended December 31, 2020. The decrease in average yield during 2021 compared to 2020 was primarily due to the lower interest rate environment over the prior year partially offset by the growth in our securities portfolio during the year.
Goodwill and Core Deposit Intangibles
Our goodwill was $223.6 million as of December 31, 2021 and 2020. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment on October 1st and on an interim basis if an events occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of December 31, 2021 was $14.7 million compared to $18.0 million as of December 31, 2020. Core deposit intangibles are amortized over the estimated useful life of seven to ten years.
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
Total deposits at December 31, 2021 were $6.05 billion, an increase of $1.06 billion, or 21.2%, compared with $4.99 billion at December 31, 2020. The deposit growth we experienced was largely the result of growth in our loan customer base, partially a result of our participation in the PPP Program, many of whom also established a deposit relationship with us. Noninterest-bearing deposits at December 31, 2021 were $2.24 billion, an increase of $538.5 million, or 31.6%, compared with $1.70 billion at December 31, 2020. Interest-bearing deposits at December 31, 2021 were $3.80 billion, an increase of $520.6 million, or 15.9%, compared with $3.28 billion at December 31, 2020.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$574,079	0.25%	$385,482	0.53%	$345,693	1.16%
Money market and savings	1,571,532	0.25%	1,316,188	0.56%	1,037,126	1.38%
Certificates and other time	1,349,216	0.86%	1,268,080	1.71%	1,276,684	2.09%
Total interest-bearing deposits	3,494,827	0.49%	2,969,750	1.05%	2,659,503	1.69%
Noninterest-bearing deposits	1,983,934	—	1,593,354	—	1,194,496	—
Total deposits	$5,478,761	0.31%	$4,563,104	0.68%	$3,853,999	1.17%
Our ratio of average noninterest-bearing deposits to average total deposits was 36.2%, 34.9% and 31.0% for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table sets forth the amount of our certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31,
	2021	2020
	(Dollars in thousands)
Three months or less	$252,147	$230,168
Over three months through six months	274,740	219,492
Over six months through 12 months	322,612	297,618
Over 12 months through three years	210,941	314,548
Over three years	28,732	26,856
Total	$1,089,172	$1,088,682

Borrowings
We have an available line of credit with the FHLB of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans and certain securities. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2021, the Company had total borrowing capacity of $2.60 billion, of which $1.16 billion was available under this agreement and $1.45 billion was outstanding. FHLB advances of $90.0 million were outstanding at December 31, 2021, at a weighted average rate of 0.74%. Letters of credit were $1.36 billion at December 31, 2021, of which $1.22 billion will expire in 2022, $64.1 million will expire in 2023, $55.9 million will expire in 2024 and $11.0 million will expire in 2025.
Credit Agreement

As of December 31, 2021, the balance of the revolving credit agreement with another financial institution was zero compared to $15.6 million as of December 31, 2020. The interest rate on the outstanding debt under the credit agreement is the Prime Rate minus 25 basis points, or 3.00% at December 31, 2021, and is paid quarterly. On December 28, 2018, we amended the credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 22nd for the following years thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to non-performing loans equal to or greater than 75%, measured quarterly, and a ratio of non-performing assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of December 31, 2021, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Subordinated Debt
Junior Subordinated Debentures
In connection with the F&M Bancshares acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.8 million at December 31, 2021. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2021, 2020 and 2019, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Average assets totaled $6.56 billion, $5.64 billion and $4.83 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2021	2020	2019
Sources of Funds:
Deposits:
Noninterest-bearing	30.2%	28.3%	24.7%
Interest-bearing	53.3%	52.7%	55.2%
Borrowed funds	2.2%	3.5%	2.6%
Subordinated debt	1.7%	1.9%	1.3%
Other liabilities	0.6%	0.6%	1.5%
Shareholders’ equity	12.0%	13.0%	14.7%
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	67.4%	77.7%	79.4%
Securities	16.0%	10.4%	7.4%
Deposits in other financial institutions	7.0%	0.7%	1.5%
Noninterest-earning assets	9.6%	11.2%	11.7%
Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	36.2%	34.9%	31.0%
Average loans to average deposits	80.7%	96.1%	99.4%
Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $915.7 million, or 20.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our average loans increased $39.1 million, or 0.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.5 years and modified duration of 4.6 years at December 31, 2021, and a weighted average life of 7.9 years and modified duration of 6.2 years at December 31, 2020.
As of December 31, 2021 and December 31, 2020, we had outstanding commitments to extend credit of $1.09 billion and $831.8 million, respectively, and commitments associated with outstanding letters of credit of $21.2 million and $17.3 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At December 31, 2021 and 2020, the Company had FHLB Letters of Credit in the amount of $1.36 billion and $410.2 million, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, refer to Note 12 – Borrowings and Borrowing Capacity.
As of December 31, 2021, 2020 and 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of December 31, 2021, we had cash and cash equivalents of $757.5 million compared with $422.8 million at December 31, 2020, an increase of $334.5 million, or 79.2%. This increase in cash and cash equivalents was primarily due to the increase of $1.06 billion in deposits partially offset by the increase in total securities of $1.00 billion.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) operating leases (Note 9 – Leases), (ii) time deposits with stated maturity dates (Note 10 – Deposits), (iii) long-term borrowings (Note 12 – Borrowings and Borrowing Capacity) and (iv) commitments to extend credit and standby letters of credit (Note 17 – Off-Balance Sheet Arrangements, Commitments and Contingencies).
Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2021
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(Dollars in thousands)
Commitments to extend credit	$492,733	$187,840	$119,296	$291,678	$1,091,547
Standby letters of credit	19,459	1,677	24	—	21,160
Total	$512,192	$189,517	$119,320	$291,678	$1,112,707
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2021 and 2020, the Bank was well-capitalized.
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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2021 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
Total capital (to risk weighted assets)	16.08%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.47%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.69%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.53%	4.00%	4.00%	N/A

ALLEGIANCE BANK:
Total capital (to risk weighted assets)	14.71%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.63%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.63%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.49%	4.00%	4.00%	5.00%
Total shareholder’s equity was $816.5 million at December 31, 2021, compared with $758.7 million at December 31, 2020, an increase of $57.8 million, or 7.6%, primarily due to net income during 2021 partially offset by dividends paid on common stock during the year. We paid quarterly dividends of $0.12 per common share during each of the first, second, third and fourth quarters of 2021.
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

During 2021, we terminated an interest rate swap that we originally entered into during 2020 for the purpose of reducing interest rate risk. See Note 11 – Derivative Instruments. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business.
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
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
+300	(0.1)%	(3.9)%	(1.0)%	10.8%
+200	(0.7)%	(3.1)%	1.1%	8.8%
+100	(0.7)%	(1.9)%	1.6%	5.2%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.5)%	(3.7)%	(3.3)%	(12.9)%

These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2021, our assets increased, the overall duration of our assets decreased, non-maturity deposit balances increased and FHLB borrowings represented a smaller proportion of our funding mix at year end as deposit growth exceeded loan growth in 2021.
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
Our management uses these non-GAAP financial measures in its analysis of our performance:
•“Tangible Shareholders’ Equity” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible shareholders’ equity is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in shareholders’ equity, exclusive of changes in intangible assets. For tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity. Goodwill and other intangible assets have the effect of increasing total shareholders’ equity while not increasing our tangible equity.

•“Tangible Book Value Per Share” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible book value per share is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by total shares outstanding. This measure is important to investors interested in changes from period to period in book value per share, exclusive of changes in intangible assets. For tangible book value per share, the most directly comparable financial measure calculated in accordance with GAAP is our book value per share.
•“Return on Average Tangible Shareholders’ Equity” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Return on average tangible shareholders’ equity is computed by dividing net earnings by average total shareholders’ equity reduced by average goodwill and core deposit intangibles, net of accumulated amortization. For return on average tangible shareholders’ equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average shareholders’ equity. This measure is important to investors because it measures the performance of the business consistently, exclusive of changes in intangible assets.
•“Tangible Equity to Tangible Assets” is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Tangible equity to tangible assets is defined as total shareholders’ equity reduced by goodwill and core deposit intangibles, net of accumulated amortization, divided by tangible assets, which are total assets reduced by goodwill and core deposit intangibles, net of accumulated amortization. This measure is important to investors interested in changes from period to period in equity and total assets, each exclusive of changes in intangible assets. For tangible equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity to total assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

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

	As of and for the Years Ended December 31,
	2021	2020	2019
	(Dollars and share amounts in thousands, except per share data)
Total shareholders’ equity	$816,468	$758,669	$709,865
Less:
Goodwill and core deposit intangibles, net	238,300	241,596	245,518
Tangible shareholders’ equity	$578,168	$517,073	$464,347

Shares outstanding at end of period	20,337,220	20,208,323	20,523,816

Tangible book value per share	$28.43	$25.59	$22.62

Net income attributable to shareholders	$81,553	$45,534	$52,959

Average shareholders’ equity	$786,036	$731,688	$708,269
Less:
Average goodwill and other intangible assets, net	239,916	243,513	247,854
Average tangible shareholders’ equity	$546,120	$488,175	$460,415

Return on average tangible shareholders’ equity	14.93%	9.33%	11.50%

Total assets	$7,104,954	$6,050,128	$4,992,654
Less:
Goodwill and core deposit intangibles, net	238,300	241,596	245,518
Tangible assets	$6,866,654	$5,808,532	$4,747,136
Tangible equity to tangible assets	8.42%	8.90%	9.78%
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 76 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 76 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, Texas, Firm ID: 173)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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
2.1
Agreement and Plan of Merger, dated November 5, 2021, by and between Allegiance Bancshares, Inc. and CBTX, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 12, 2021)

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
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

4.3
Form of Allegiance Bank Fixed-to-Floating Rate Subordinated Note due December 15, 2027 Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 14, 2017)

4.4
Subordinated Debt Indenture, dated as of September 20, 2019, between Allegiance Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

4.5
First Supplemental Indenture, dated as of September 27, 2019, between Allegiance Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 1, 2019)

4.6
Form of Allegiance Bancshares, Inc. 4.70% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 2019)

10.1
Tax Allocation Agreement dated April 1, 2013, by and between Allegiance Bancshares, Inc. and Allegiance Bank (f/k/a Allegiance Bank Texas) (incorporated by reference to Exhibit 10.1 to the Registration Statement)

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
10.17
Form of Voting Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 12, 2021 and included as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 2.1 to that report)

10.18
Form of Director Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 12, 2021 and included as Exhibit B to the Agreement and Plan of Merger filed as Exhibit 2.1 to that report)

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
Date: February 25, 2022

ALLEGIANCE BANCSHARES, INC.

By:	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Steven F. Retzloff	Chief Executive Officer (Principal Executive Officer); Director	February 25, 2022
Steven F. Retzloff

/s/ Paul P. Egge	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2022
Paul P. Egge

/s/ George Martinez	Chairman of the Board Director	February 25, 2022
George Martinez

/s/ Ramon A. Vitulli, III	Director	February 25, 2022
Ramon A. Vitulli, III

/s/ John Beckworth	Director	February 25, 2022
John Beckworth

/s/ Denise Castillo-Rhodes	Director	February 25, 2022
Denise Castillo-Rhodes

/s/ Jon-Al Duplantier	Director	February 25, 2022
Jon-Al Duplantier

/s/ Matthew H. Hartzell	Director	February 25, 2022
Matthew H. Hartzell

/s/ Robert Ivany	Director	February 25, 2022
Robert Ivany

/s/ Frances H. Jeter	Director	February 25, 2022
Frances H. Jeter

/s/ William S. Nichols, III	Director	February 25, 2022
William S. Nichols, III

/s/ Raimundo Riojas A.	Director	February 25, 2022
Raimundo Riojas A.

/s/ Fred S. Robertson	Director	February 25, 2022
Fred S. Robertson

/s/ Louis A. Waters Jr.	Director	February 25, 2022
Louis A. Waters Jr.

Signature	Positions	Date

/s/ Roland L. Williams	Director	February 25, 2022
Roland L. Williams

/s/ Janet S. Wong	Director	February 25, 2022
Janet S. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Allegiance Bancshares, Inc.
Houston, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Allegiance Bancshares, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses (“ACL”) on Loans – Qualitative Loss Factors
As described in Notes 1 and 6 to the financial statements, the Company estimates expected credit losses to be realized over the contractual life of the loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
As of December 31, 2021, the ACL on loans of $47.9 million consisted of 1) loss allocations on loans individually evaluated and 2) loss allocations on loans collectively evaluated. Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the loan portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors. These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by historical lifetime loss experience.
The determination of these inherently subjective qualitative loss factors for each loan portfolio category can have a significant impact on the estimate of expected credit losses recorded within the allocation of the allowance for loans collectively evaluated.
Given the significance of qualitative loss factors to the overall ACL, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative loss factors, we have identified auditing the qualitative loss factors used to establish the allocation of the ACL on loans collectively evaluated to be a critical audit matter as it required especially subjective auditor judgment.
The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of internal controls over review of management’s judgments involved in the determination of qualitative loss factor adjustments.
•Tested the operating effectiveness of internal controls over the relevance and reliability of the data used in qualitative loss factor adjustments, as well as internal controls over the mathematical accuracy of management’s ACL calculation.
•Substantively tested management’s judgments involved in the determination of qualitative loss factor adjustments, including evaluating external economic and industry trends, evaluating the overall composition of the loan portfolio, and evaluating the appropriateness of both current conditions and reasonable and supportable forecasts.
•Substantively tested the relevance and reliability of the data used in qualitative loss factor adjustments and verified the mathematical accuracy of management’s qualitative allocation calculation.
/s/ Crowe LLP
We have served as the Company's auditor since 2014.
Dallas, Texas
February 25, 2022

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$23,961	$122,897
Interest-bearing deposits at other financial institutions	733,548	299,869
Total cash and cash equivalents	757,509	422,766
Available for sale securities, at fair value	1,773,765	772,890
Loans held for investment	4,220,486	4,491,764
Less: allowance for credit losses on loans	(47,940)	(53,173)
Loans, net	4,172,546	4,438,591
Accrued interest receivable	33,392	40,053
Premises and equipment, net	63,708	70,685
Other real estate owned	—	9,196
Federal Home Loan Bank stock	9,358	7,756
Bank owned life insurance	28,240	27,686
Goodwill	223,642	223,642
Core deposit intangibles, net	14,658	17,954
Other assets	28,136	18,909
TOTAL ASSETS	$7,104,954	$6,050,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,243,085	$1,704,567
Interest-bearing
Demand	869,984	437,328
Money market and savings	1,643,745	1,499,938
Certificates and other time	1,290,825	1,346,649
Total interest-bearing deposits	3,804,554	3,283,915
Total deposits	6,047,639	4,988,482
Accrued interest payable	1,753	2,701
Borrowed funds	89,956	155,515
Subordinated debt	108,847	108,322
Other liabilities	40,291	36,439
Total liabilities	6,288,486	5,291,459
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,337,220 shares issued and outstanding at December 31, 2021 and 20,208,323 shares issued and outstanding at December 31, 2020	20,337	20,208
Capital surplus	510,797	508,794
Retained earnings	267,092	195,236
Accumulated other comprehensive income	18,242	34,431
Total shareholders’ equity	816,468	758,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,104,954	$6,050,128
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$230,713	$225,959	$221,363
Securities:
Taxable	11,889	8,227	6,975
Tax-exempt	9,909	7,311	2,934
Deposits in other financial institutions	673	265	1,635
Total interest income	253,184	241,762	232,907
INTEREST EXPENSE:
Demand, money market and savings deposits	5,365	9,371	18,307
Certificates and other time deposits	11,628	21,675	26,656
Borrowed funds	1,878	2,183	4,675
Subordinated debt	5,749	5,850	3,732
Total interest expense	24,620	39,079	53,370
NET INTEREST INCOME	228,564	202,683	179,537
Provision for credit losses	(2,322)	27,374	5,939
Net interest income after provision for credit losses	230,886	175,309	173,598
NONINTEREST INCOME:
Nonsufficient funds fees	464	404	658
Service charges on deposit accounts	1,671	1,530	1,472
Gain on sale of securities	49	287	1,459
(Loss) gain on sale of other real estate and other repossessed assets	(265)	(258)	26
Bank owned life insurance income	554	582	624
Debit card and ATM card income	2,996	2,205	1,984
Other	3,093	3,406	7,200
Total noninterest income	8,562	8,156	13,423
NONINTEREST EXPENSE:
Salaries and employee benefits	90,177	80,152	77,593
Net occupancy and equipment	9,144	7,969	8,179
Depreciation	4,254	3,716	3,192
Data processing and software amortization	8,862	7,992	7,464
Professional fees	3,025	3,128	2,333
Regulatory assessments and FDIC insurance	3,407	2,926	1,705
Core deposit intangibles amortization	3,296	3,922	4,711
Communications	1,406	1,387	1,839
Advertising	1,692	1,565	2,367
Other real estate expense	548	5,162	614
Acquisition and merger-related expenses	2,011	—	1,326
Other	11,732	9,575	9,312
Total noninterest expense	139,554	127,494	120,635
INCOME BEFORE INCOME TAXES	99,894	55,971	66,386
Provision for income taxes	18,341	10,437	13,427
NET INCOME	$81,553	$45,534	$52,959
EARNINGS PER SHARE:
Basic	$4.04	$2.23	$2.50
Diluted	$4.01	$2.22	$2.47
DIVIDENDS PER SHARE	$0.48	$0.40	$—
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$81,553	$45,534	$52,959
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(21,696)	38,920	11,308
Reclassification of gain realized through the sale of securities	(49)	(287)	(1,459)
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	1,477	(1,252)	—
Reclassification of gain realized through the termination of cash flow hedge	(225)	—	—
Total other comprehensive (loss) income	(20,493)	37,381	9,849
Deferred tax benefit (expense) related to other comprehensive income	4,304	(7,850)	(2,061)
Other comprehensive (loss) income, net of tax	(16,189)	29,531	7,788
Comprehensive income	$65,364	$75,065	$60,747
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2018	21,937,740	$21,938	$571,803	$112,131	$(2,888)	$702,984
Cumulative effect of change in accounting principle related to ASU 2017-08				(1,715)		(1,715)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	21,937,740	21,938	571,803	110,416	(2,888)	701,269
Net income				52,959		52,959
Other comprehensive income					7,788	7,788
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	272,353	272	3,140			3,412
Repurchase of common stock	(1,686,277)	(1,686)	(56,977)			(58,663)
Stock based compensation expense			3,100			3,100
BALANCE AT DECEMBER 31, 2019	20,523,816	$20,524	$521,066	$163,375	$4,900	$709,865
Cumulative effect of change in accounting principle related to ASU 2016-13				(5,508)		(5,508)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	20,523,816	20,524	521,066	157,867	4,900	704,357
Net income				45,534		45,534
Other comprehensive income					29,531	29,531
Cash dividends declared, $0.40 per share				(8,165)		(8,165)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	203,404	203	2,366			2,569
Repurchase of common stock	(518,897)	(519)	(18,063)			(18,582)
Stock based compensation expense			3,425			3,425
BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				81,553		81,553
Other comprehensive loss					(16,189)	(16,189)
Cash dividends declared, $0.48 per share				(9,697)		(9,697)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	290,103	290	3,522			3,812
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			3,979			3,979
BALANCE AT DECEMBER 31, 2021	20,337,220	$20,337	$510,797	$267,092	$18,242	$816,468
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,553	$45,534	$52,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,550	7,638	7,903
Provision for credit losses	(2,322)	27,374	5,939
Deferred income tax expense (benefit)	2,783	(7,059)	(87)
Net amortization of premium on investments	7,764	3,731	4,051
Excess tax benefit from stock based compensation	(620)	(149)	(11)
Bank owned life insurance income	(554)	(582)	(624)
Net accretion of discount on loans	(458)	(2,508)	(8,853)
Net amortization of discount on subordinated debt	114	113	111
Net accretion of discount on certificates of deposit	(142)	(356)	(772)
Loss (gain) on sale of other real estate and other repossessed assets	265	258	(26)
Loss on write-down of premises, equipment and other real estate	1,317	4,065	—
Net gain on sale of securities	(49)	(287)	(1,459)
Federal Home Loan Bank stock dividends	(68)	(192)	(403)
Stock based compensation expense	3,979	3,425	3,100
Net change in operating leases	2,859	2,627	2,097
Increase in accrued interest receivable and other assets	(1,261)	(24,964)	(111)
Increase in accrued interest payable and other liabilities	4,671	2,395	3,053
Net cash provided by operating activities	107,381	61,063	66,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	3,281,513	3,959,259	3,462,495
Proceeds from sales and calls of available for sale securities	4,898	38,106	173,024
Purchase of available for sale securities	(4,315,947)	(4,362,521)	(3,663,770)
Net change in total loans	277,440	(591,471)	(165,984)
Purchase of bank premises and equipment	(2,932)	(7,182)	(13,385)
Proceeds from sale of bank premises, equipment and other real estate	1,738	4,027	1,871
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,534)	(1,322)	5,102
Net cash paid for the LoweryBank branch acquisition	—	—	(32,867)
Net cash used in investing activities	(754,824)	(961,104)	(233,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	538,518	452,335	29,052
Net increase in interest-bearing deposits	520,781	468,402	361,536
Net change in other borrowed funds	(50,000)	65,000	(149,990)
Net (paydown) increase in borrowings under credit agreement	(15,569)	15,000	—
Proceeds from subordinated notes issuance, net of offering expenses	—	—	58,601
Dividends paid to common shareholders	(9,697)	(8,165)	—
Proceeds from the issuance of common stock, stock option exercises and the ESPP	3,812	2,569	3,412
Repurchase of common stock	(5,659)	(18,582)	(58,663)
Net cash provided by financing activities	982,186	976,559	243,948
NET CHANGE IN CASH AND CASH EQUIVALENTS	334,743	76,518	77,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,766	346,248	268,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$757,509	$422,766	$346,248
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$19,250	$15,100	$15,400
Interest paid	25,568	40,704	51,856
Cash paid for operating lease liabilities	3,433	3,282	3,543
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$1,446	$3,056	$13,277
Loans transferred to other real estate	821	9,209	7,707
Bank-financed sales of other real estate	8,125	2,379	—
Branch assets transferred to assets held for sale	2,925	—	—
See notes to consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations and Principles of Consolidation—The consolidated financial statements include Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank. Allegiance Bank is a Texas banking association which began operations in October 2007. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to mid-sized businesses, professionals and individuals through its 27 offices, with 26 bank offices in the Houston metropolitan area and one office in Beaumont, just outside of the Houston metropolitan area, as of the year ended December 31, 2021. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
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
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs. Accrued interest receivable on loans totaled $26.0 million at December 31, 2021 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses—The allowance for credit losses is a valuation account that is established through a provision for (or reversal of) credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities.
Allowance for Credit Losses on Loans—Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses in the loan portfolio at the balance sheet date. The Company disaggregates the loan portfolio into pools for purposes of determining the allowance for credit losses. These pools are based on the level at which the Company develops, documents and applies a systematic methodology to determine the allowance for credit losses.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses on Unfunded Commitments—The Company estimates expected credit losses over the contractual term in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for (or reversal of) credit loss expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses - Securities Available for Sale—For securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company first assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provisions for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation applies to all of the Company’s securities and no allowance for credit losses was recorded on its available for sale securities portfolio at transition.
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
Accrued interest receivable on available for sale securities totaled $7.4 million at December 31, 2021 and is excluded from the estimate of credit losses.
Troubled debt restructurings (TDRs)—Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. The Company assesses the exposure for each modification, by collateral discounting and determines if a specific allocation to the allowance for credit losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. The Company returns troubled debt restructurings to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months.
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
Leases—On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) through the required modified retrospective approach by applying the allowed transition method whereby comparative periods were not restated. The Company elected to apply several of the available practical expedients provided by ASU 2016-12, including carryover of historical lease determination, carryover of historical initial direct cost balances for existing leases and accounting for lease and non-lease components in contracts in which the Company is a lease as a single lease component. Upon adoption of the new leasing standard on January 1, 2019, the Company recognized $15.3 million of right-of-use assets, and $15.7 million of related lease liabilities on the Consolidated Balance Sheet.
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
Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2021, the balance of other real estate owned was zero.

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
Employee Stock Purchase Plan—The cost of shares issued in the ESPP, but not allocated to participants, is shown as a reduction of shareholder’s equity. Compensation expense is based on the market price of the shares as they are committed to be released to participant accounts. The fair value of shares purchased in the plan are estimated at the date of grant using the Black-Scholes model.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive income—Comprehensive income consists of net income and other comprehensive income which includes unrealized gains and losses on securities available for sale and the cash flow hedge which are also recognized as separate components of equity.
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
Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and performance share unit awards.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Standards
Adoption of New Accounting Standards
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), was issued by the FASB in June 2016 along with subsequent amendments thereto, which introduced the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities measured at amortized cost. ASC Topic 326 also applies to off-balance sheet credit exposures. This methodology replaced the multiple existing impairment methods in prior guidance, which generally required that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than previous practice. For available for sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. CECL became effective for the Company on January 1, 2020 using the modified retrospective approach; however, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allowed the option to temporarily defer or suspend the adoption of ASC Topic 326. The Company elected to temporarily defer the adoption of CECL due to the uncertainty of the impact of COVID-19 and the volatility of crude oil prices, which can be impactful to the Houston market. During the deferral, the Company calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. The Company adopted the new standard as of January 1, 2020 during the fourth quarter of 2020.
Upon adoption of ASC Topic 326, the Company recognized an increase in allowance for credit losses on loans of $3.1 million and the establishment of an allowance for credit losses for off-balance sheet exposure of $3.9 million and a corresponding decrease in retained earnings of $5.5 million, after-tax. The Company adopted ASC Topic 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) loans, which did not require re-evaluation of whether loans previously classified as purchased credit impaired (“PCI”) loans met the criteria of PCD assets at the date of adoption. The Company recognized an increase in the allowance for credit losses for loans of $2.1 million, due to the reclassification of PCD discounts previously classified as PCI with a corresponding adjustment to the gross carrying amount of the loans. The remaining noncredit discount was accreted into interest income at the effective interest rate as of January 1, 2020. See Note 6 – Loans and Allowance for Credit Losses for additional information.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC Topic 326 also requires expected credit losses on available for sale (AFS) debt securities to be recorded as an allowance for credit losses. The zero-loss expectation generally applies to the Company’s securities and no allowance for credit losses were recorded on its AFS securities portfolio at transition. See Note 5 – Securities for additional information.
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
Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU became effective for the Company on January 1, 2021 and did not have a significant impact on the Company's financial statements.
ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting - Accounting Standards Codification (“ASC”) Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company's financial statements.
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
Pending Merger of Equals
Merger of Equals with CBTX, Inc.—On November 8, 2021, Allegiance and CBTX, Inc. jointly announced they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. CBTX, Inc. reported total assets of $4.49 billion as of December 31, 2021. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX, Inc. common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and CBTX, Inc. as of November 5, 2021, Allegiance shareholders are expected to own approximately 54% and CBTX, Inc. shareholders are expected to own approximately 46% of the combined company. The companies have submitted the required regulatory filings and, subject to satisfaction or in some cases waiver of the closing conditions, including approval of the merger agreement by both companies’ shareholders, the parties anticipate closing in the second quarter of the year; however, no assurances can be made as to if and when the closing will occur.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$223,125	$26,587
Acquisition of LoweryBank branch	578	—
Measurement period adjustment	(61)	—
Amortization	—	(4,711)
Balance as of December 31, 2019	223,642	21,876
Amortization	—	(3,922)
Balance as of December 31, 2020	223,642	17,954
Amortization	—	(3,296)
Balance as of December 31, 2021	$223,642	$14,658
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Company performed its annual impairment test on October 1, 2021 and determined no impairment was necessary.
The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2021 is as follows (dollars in thousands):

2022	$3,003
2023	2,323
2024	2,188
2025	2,061
2026	1,941
Thereafter	3,142
Total	$14,658
4. CASH AND DUE FROM BANKS
The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2021 and 2020.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$25,545	$654	$—	$26,199
Municipal securities	392,586	35,079	(60)	427,605
Agency mortgage-backed pass-through securities	167,606	3,829	(146)	171,289
Agency collateralized mortgage obligations	80,182	4,263	(75)	84,370
Corporate bonds and other	62,124	1,352	(49)	63,427
Total	$728,043	$45,177	$(330)	$772,890
As of December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of investment securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,510	$6,622
Due after one year through five years	257,736	257,368
Due after five years through ten years	146,510	151,324
Due after ten years	589,533	614,799
Subtotal	1,000,289	1,030,113
Agency mortgage-backed pass through securities and collateralized mortgage obligations	750,374	743,652
Total	$1,750,663	$1,773,765
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$340,161	$(1,674)	$—	$—	$340,161	$(1,674)
Municipal securities	70,019	(1,185)	10,435	(362)	80,454	(1,547)
Agency mortgage-backed pass-through securities	219,610	(5,675)	21,627	(901)	241,237	(6,576)
Agency collateralized mortgage obligations	328,300	(3,994)	13,820	(253)	342,120	(4,247)
Corporate bonds and other	38,210	(774)	—	—	38,210	(774)
Total	$996,300	$(13,302)	$45,882	$(1,516)	$1,042,182	$(14,818)

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Municipal securities	$8,844	$(60)	$—	$—	$8,844	$(60)
Agency mortgage-backed pass-through securities	28,659	(146)	—	—	28,659	(146)
Agency collateralized mortgage obligations	11,629	(39)	4,203	(36)	15,832	(75)
Corporate bonds and other	15,951	(49)	—	—	15,951	(49)
Total	$65,083	$(294)	$4,203	$(36)	$69,286	$(330)
During 2021, the Company sold $4.9 million and had maturities and payoffs of $965 thousand of securities recording gross gains of $49 thousand for the year ended December 31, 2021. The Company sold $30.8 million and had calls of $7.3 million of securities recording gross gains of $391 thousand and gross losses of $104 thousand for a net gain of $287 thousand for the year ended December 31, 2020.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021 and 2020, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $258.8 million and $18.5 million at December 31, 2021 and 2020, respectively. The majority of the securities were pledged to collateralize public fund deposits.
6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial and industrial	$693,559	$667,079
Paycheck Protection Program (PPP)	145,942	569,901
Real estate:
Commercial real estate (including multi-family residential)	2,104,621	1,999,877
Commercial real estate construction and land development	439,125	367,213
1-4 family residential (including home equity)	685,071	737,605
Residential construction	117,901	127,522
Consumer and other	34,267	22,567
Total loans	4,220,486	4,491,764
Allowance for credit losses on loans	(47,940)	(53,173)
Loans, net	$4,172,546	$4,438,591
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
Loans secured by owner-occupied properties represented 54.6% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2021. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
(iii) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and generally have floating interest rates. Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. The Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
(iv) Residential Real Estate Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s metropolitan area that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a larger number of borrowers.
(v) Consumer and Other Loans. The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. Repayment for these loans will come from a borrower’s income source that are typically independent of the loan purpose. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Credit risk is driven by consumer economic factors, such as, unemployment and general economic conditions in the Company metropolitan area and the creditworthiness of a borrower.
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
Related Party Loans
An analysis of activity with respect to these related-party loans is as follows (dollars in thousands):

2021
Beginning balance on January 1	$1,183
New loans and reclassified related loans	245
Repayments and reclassified related loans	(175)
Ending balance on December 31	$1,253

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. For purposes of this and future disclosures recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $26.0 million and $34.5 million as of December 31, 2021 and 2020, respectively, due to immateriality.

	December 31, 2021
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$1,786	$—	$1,786	$8,358	$683,415	$693,559
Paycheck Protection Program (PPP)	—	—	—	—	145,942	145,942
Real estate:
Commercial real estate (including multi-family residential)	7,689	—	7,689	12,639	2,084,293	2,104,621
Commercial real estate construction and land development	619	—	619	63	438,443	439,125
1-4 family residential (including home equity)	2,422	—	2,422	2,875	679,774	685,071
Residential construction	1,243	—	1,243	—	116,658	117,901
Consumer and other	23	—	23	192	34,052	34,267
Total loans	$13,782	$—	$13,782	$24,127	$4,182,577	$4,220,486

	December 31, 2020
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$2,486	$—	$2,486	$10,747	$653,846	$667,079
Paycheck Protection Program (PPP)	—	—	—	—	569,901	569,901
Real estate:
Commercial real estate (including multi-family residential)	3,063	—	3,063	10,081	1,986,733	1,999,877
Commercial real estate construction and land development	2,930	—	2,930	3,011	361,272	367,213
1-4 family residential (including home equity)	3,000	—	3,000	4,525	730,080	737,605
Residential construction	—	—	—	—	127,522	127,522
Consumer and other	46	—	46	529	21,992	22,567
Total loans	$11,525	$—	$11,525	$28,893	$4,451,346	$4,491,764
If interest on nonaccrual loans had been accrued under the original loan terms, approximately $948 thousand and $902 thousand would have been recorded as income for the years ended December 31, 2021 and 2020, respectively.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents risk ratings by category of loan as of December 31, 2021 and 2020:

	As of December 31, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Commercial and industrial
Pass	$188,963	$80,376	$43,550	$25,212	$10,090	$6,771	$270,690	$191	$625,843	$562,518
Watch	11,915	3,598	6,276	2,908	639	1,466	6,384	—	33,186	41,026
Special Mention	1,208	262	740	1,021	334	—	2,159	—	5,724	25,010
Substandard	16,126	4,286	1,211	1,335	2,344	114	3,289	—	28,705	38,385
Doubtful	101	—	—	—	—	—	—	—	101	140
Total commercial and industrial loans	$218,313	$88,522	$51,777	$30,476	$13,407	$8,351	$282,522	$191	$693,559	$667,079

Paycheck Protection Program (PPP)
Pass	$132,170	$13,772	$—	$—	$—	$—	$—	$—	$145,942	$569,901
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$132,170	$13,772	$—	$—	$—	$—	$—	$—	$145,942	$569,901

Commercial real estate (including multi-family residential)
Pass	$765,993	$450,756	$205,537	$134,065	$134,396	$79,612	$42,153	$488	$1,813,000	$1,629,023
Watch	40,399	21,192	19,115	8,685	21,666	20,829	656	—	132,542	177,651
Special Mention	13,593	6,745	7,347	2,834	7,214	6,371	746	—	44,850	68,276
Substandard	24,252	21,212	21,937	19,405	10,626	14,294	2,503	—	114,229	124,927
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$844,237	$499,905	$253,936	$164,989	$173,902	$121,106	$46,058	$488	$2,104,621	$1,999,877

Commercial real estate construction and land development
Pass	$255,927	$90,802	$34,459	$10,692	$7,003	$1,159	$12,127	$—	$412,169	$320,133
Watch	3,612	4,786	2,106	1,587	4,973	653	—	—	17,717	39,021
Special Mention	4,153	161	1,569	362	841	245	—	—	7,331	2,880
Substandard	704	97	458	649	—	—	—	—	1,908	5,179
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$264,396	$95,846	$38,592	$13,290	$12,817	$2,057	$12,127	$—	$439,125	$367,213

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents risk ratings by category of loan as of December 31, 2021 and 2020:

	As of December 31, 2021									As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
1-4 family residential (including home equity)
Pass	$184,324	$150,514	$83,722	$52,136	$41,321	$26,067	$92,222	$2,122	$632,428	$670,074
Watch	4,875	5,794	1,800	3,961	4,034	1,825	5,794	2,282	30,365	37,667
Special Mention	2,188	261	1,108	482	328	34	1,070	—	5,471	18,790
Substandard	2,381	1,279	3,598	3,356	1,905	2,705	1,583	—	16,807	11,074
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$193,768	$157,848	$90,228	$59,935	$47,588	$30,631	$100,669	$4,404	$685,071	$737,605

Residential construction
Pass	$87,379	$19,734	$1,657	$4,605	$568	$—	$—	$—	$113,943	$124,737
Watch	2,243	—	738	—	—	—	—	—	2,981	2,785
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	977	—	—	—	—	—	—	—	977	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$90,599	$19,734	$2,395	$4,605	$568	$—	$—	$—	$117,901	$127,522

Consumer and other
Pass	$25,269	$2,911	$1,283	$838	$361	$64	$2,912	$—	$33,638	$21,359
Watch	103	40	169	—	—	—	69	—	381	389
Special Mention	—	—	—	—	—	—	19	—	19	270
Substandard	—	1	192	14	—	—	22	—	229	549
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$25,372	$2,952	$1,644	$852	$361	$64	$3,022	$—	$34,267	$22,567

Total loans
Pass	$1,640,025	$808,865	$370,208	$227,548	$193,739	$113,673	$420,104	$2,801	$3,776,963	$3,897,745
Watch	63,147	35,410	30,204	17,141	31,312	24,773	12,903	2,282	217,172	298,539
Special Mention	21,142	7,429	10,764	4,699	8,717	6,650	3,994	—	63,395	115,226
Substandard	44,440	26,875	27,396	24,759	14,875	17,113	7,397	—	162,855	180,114
Doubtful	101	—	—	—	—	—	—	—	101	140
Total loans	$1,768,855	$878,579	$438,572	$274,147	$248,643	$162,209	$444,398	$5,083	$4,220,486	$4,491,764

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2021, 2020 and 2019:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for credit losses on loans	306	—	66	(676)	(2,411)	105	(313)	(2,923)
Charge-offs	(1,579)	—	(857)	—	(21)	—	(24)	(2,481)
Recoveries	164	—	—	—	—	—	7	171
Net charge-offs	(1,415)	—	(857)	—	(21)	—	(17)	(2,310)
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Allowance for credit losses on loans:
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Impact of ASC 326 adoption	7,022	—	(5,163)	1,630	1,600	(1)	137	5,225
Provision for credit losses on loans	4,363	—	20,417	3,461	(1,822)	(186)	310	26,543
Charge-offs	(2,938)	—	(2,562)	(2,573)	(351)	—	(159)	(8,583)
Recoveries	473	—	72	—	—	—	5	550
Net charge-offs	(2,465)	—	(2,490)	(2,573)	(351)	—	(154)	(8,033)
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Allowance for loan losses:
Balance December 31, 2018	$8,351	$—	$11,901	$2,724	$2,242	$1,040	$73	$26,331
Provision for loan losses	2,881	—	(654)	1,741	1,905	17	49	5,939
Charge-offs	(2,688)	—	(80)	(44)	(295)	—	(34)	(3,141)
Recoveries	274	—	3	—	—	—	32	309
Net charge-offs	(2,414)	—	(77)	(44)	(295)	—	(2)	(2,832)
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2021 was $5.3 million and $4.7 million as of December 31, 2020. The establishment of an allowance in 2020 was due to the adoption of CECL. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.
The following table details activity in the allowance for credit losses on unfunded commitments (dollars in thousands):

Balance at beginning of period on January 1, 2020	$3,866
Provision for credit losses on unfunded commitments	831
Balance at end of period on December 31, 2020	4,697
Provision for credit losses on unfunded commitments	601
Balance at end of period on December 31, 2021	$5,298
Collateral dependent loans were secured by commercial real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	As of December 31, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$6,168	$—	$6,168
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,494	—	—	5,494
Commercial real estate construction and land development	63	—	—	63
1-4 family residential (including home equity)	4,685	—	—	4,685
Residential construction	—	—	—	—
Consumer and other	—	—	158	158
Total	$10,242	$6,168	$158	$16,568

	As of December 31, 2020
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$5,157	$—	$5,157
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	425	—	—	425
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,101	—	—	3,101
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,526	$5,157	$—	$8,683

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$1,824	$6,534	$8,358
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,018	3,621	12,639
Commercial real estate construction and land development	63	—	63
1-4 family residential (including home equity)	2,324	551	2,875
Residential construction	—	—	—
Consumer and other	158	34	192
Total loans	$13,387	$10,740	$24,127

	As of December 31, 2020
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$2,097	$8,650	$10,747
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7,487	2,594	10,081
Commercial real estate construction and land development	2,958	53	3,011
1-4 family residential (including home equity)	2,652	1,873	4,525
Residential construction	—	—	—
Consumer and other	—	529	529
Total loans	$15,194	$13,699	$28,893
Troubled Debt Restructurings
As of December 31, 2021 and 2020, the Company had a recorded investment in troubled debt restructurings of $19.2 million and $25.8 million, respectively. The Company allocated $1.9 million and $3.3 million of specific reserves for these loans at December 31, 2021 and 2020, respectively, and did not commit to lend additional amounts on these loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2021, 2020 and 2019:

	As of December 31,
	2021			2020			2019
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	9	$2,891	$2,891	20	$4,333	$4,333	13	$4,358	$4,358
Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1	545	545	5	4,560	4,560	1	303	303
Commercial real estate construction and land development	—	—	—	1	830	830	—	—	—
1-4 family residential (including home equity)	—	—	—	5	2,051	2,051	1	396	396
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	30	2	43	43
Total	10	$3,436	$3,436	32	$11,804	$11,804	17	$5,100	$5,100
Troubled debt restructurings resulted in charge-offs of $620 thousand, $3.2 million and $251 thousand during the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, three loans for a total of $247 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2021. As of December 31, 2020, four loans for a total of $2.6 million were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2020. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2021 and 2020. During the year ended December 31, 2021, the Company added $3.4 million in new troubled debt restructurings, of which $2.6 million was still outstanding on December 31, 2021. During the year ended December 31, 2020, the Company added $11.8 million in new troubled debt restructurings, of which $8.1 million was still outstanding on December 31, 2020.
During the year ended December 31, 2021, the Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of December 31, 2021, thirteen loans with outstanding loan balances of $18.2 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding principal and interest deferrals as of December 31, 2021 associated with loan modifications related to COVID-19:

		Inside of Deferral Period		Outside of Deferral Period		Total Loans That Have Had a Deferral
	Outstanding Loan Balance	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals	Deferred Loan Balance	Percentage of Total Deferrals
	(Dollars in thousands)
Commercial and industrial	$693,559	$1,040	5.7%	$69,754	9.8%	$70,794	9.7%
Paycheck Protection Program (PPP)	145,942	—	0.0%	—	0.0%	—	0.0%
Real estate:
Commercial real estate (including multi-family residential)	2,104,621	16,851	92.5%	539,043	76.1%	555,894	76.5%
Commercial real estate construction and land development	439,125	95	0.5%	30,317	4.3%	30,412	4.2%
1-4 family residential (including home equity)	685,071	231	1.3%	67,944	9.6%	68,175	9.4%
Residential construction	117,901	—	0.0%	737	0.1%	737	0.1%
Consumer and other	34,267	—	0.0%	462	0.1%	462	0.1%
Total loans	$4,220,486	$18,217	100.0%	$708,257	100.0%	$726,474	100.0%
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$757,509	$757,509	$—	$—	$757,509
Available for sale securities	1,773,765	—	1,773,765	—	1,773,765
Loans held for investment, net of allowance	4,172,546	—	—	4,143,552	4,143,552
Accrued interest receivable	33,392	6	7,435	25,953	33,394
Financial liabilities
Deposits	$6,047,639	$—	$6,046,050	$—	$6,046,050
Accrued interest payable	1,753	—	1,753	—	1,753
Borrowed funds	89,956	—	73,699	—	73,699
Subordinated debt	108,847	—	113,355	—	113,355

	As of December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$422,766	$422,766	$—	$—	$422,766
Available for sale securities	772,890	—	772,890	—	772,890
Loans held for investment, net of allowance	4,438,591	—	—	4,431,816	4,431,816
Accrued interest receivable	40,053	2	5,531	34,520	40,053
Financial liabilities
Deposits	$4,988,482	$—	$5,003,594	$—	$5,003,594
Interest rate swap	1,252	—	1,252	—	1,252
Accrued interest payable	2,701	—	2,701	—	2,701
Borrowed funds	155,515	—	144,629	—	144,629
Subordinated debt	108,322	—	109,832	—	109,832
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
Available for Sale Securities—Fair values for investment securities are based upon quoted market prices, if available, and are considered Level 1 inputs. For all other available for sale securities, if quoted prices are not available, fair values are measured based on market prices for similar securities and are considered Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators and are considered Level 3 inputs.
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
The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$400,551	$—	$400,551
Municipal securities	—	497,100	—	497,100
Agency mortgage-backed pass-through securities	—	302,596	—	302,596
Agency collateralized mortgage obligations	—	441,056	—	441,056
Corporate bonds and other	—	132,462	—	132,462
Total available for sale securities	$—	$1,773,765	$—	$1,773,765

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$26,199	$—	$26,199
Municipal securities	—	427,605	—	427,605
Agency mortgage-backed pass-through securities	—	171,289	—	171,289
Agency collateralized mortgage obligations	—	84,370	—	84,370
Corporate bonds and other	—	63,427	—	63,427
Total available for sale securities	$—	$772,890	$—	$772,890

Financial liabilities
Interest rate swap	—	1,252	—	1,252

There were no liabilities measured at fair value on a recurring basis as of December 31, 2021. There were no transfers between levels during 2021 and 2020.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

	As of December 31, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$6,960
Commercial real estate (including multi-family residential)	—	—	34,627
Commercial real estate construction and land development	—	—	72
1-4 family residential (including home equity)	—	—	2,806
Residential construction	—	—	500
Branch assets held for sale	2,925	—	—
	$2,925	$—	$44,965

	As of December 31, 2020
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$8,650
Commercial real estate (including multi-family residential)	—	—	2,594
Commercial real estate construction and land development	—	—	53
1-4 family residential (including home equity)	—	—	1,873
Consumer and other	—	—	529
Other real estate owned	—	—	9,196
	$—	$—	$22,895
Historically, the Company measures fair value for certain loans and other real estate owned on a nonrecurring basis as described below.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2021, the balance of other real estate owned was zero. The Company had $9.2 million of other real estate owned at December 31, 2020. As of December 31, 2021 and 2020, no valuation allowance was recorded.
8. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	As of December 31,
	2021	2020
	(Dollars in thousands)
Land	$12,443	$13,913
Buildings	37,447	39,998
Lease right-of-use assets	10,196	11,610
Leasehold improvements	5,871	5,689
Furniture, fixtures and equipment	17,693	16,106
Construction in progress	—	2
Total	83,650	87,318
Less: accumulated depreciation	19,942	16,633
Premises and equipment, net	$63,708	$70,685
Depreciation expense was $4.3 million for the year ended December 31, 2021 and $3.7 million for the year ended December 31, 2020.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2021, 2020 and 2019.
At December 31, 2021, the Company had 16 leases consisting of branch locations and office space along with equipment. On the December 31, 2021 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the year 2019, Allegiance Bank purchased two previously leased properties for a total of $10.7 million.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$10,196	$11,610
Operating lease liability classified as other liabilities	$10,370	$11,850
Weighted average lease term, in years	4.97	5.56
Weighted average discount rate	2.62%	2.86%
Lease costs for the dates indicated is as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Income Statement:
Operating lease cost	$3,471	$3,270	$3,073
Short-term lease cost	34	78	553
Sublease income	(72)	(66)	(72)
Total operating lease costs	$3,433	$3,282	$3,554

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A maturity analysis of the Company’s lease liabilities is as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Lease payments due:
Within one year	$2,951	$3,068
After one but within two years	2,350	2,664
After two but within three years	1,892	2,056
After three but within four years	1,366	1,591
After four but within five years	894	1,057
After five years	1,594	2,355
Total lease payments	11,047	12,791
Discount on cash flows	677	941
Total lease liability	$10,370	$11,850
10. DEPOSITS
Time deposits that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2021 and December 31, 2020 were $707.5 million and $726.8 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$986,726
After one but within two years	184,807
After two but within three years	61,661
After three but within four years	26,338
After four but within five years	31,293
Total	$1,290,825
The Company had $306.4 million and $453.8 million of brokered deposits as of December 31, 2021 and 2020, respectively. There were no concentrations of deposits with any one depositor at December 31, 2021 or 2020.
Related party deposits from principal officers, directors and their affiliates at December 31, 2021 and 2020 were $16.3 million and $9.2 million, respectively.
11. DERIVATIVE INSTRUMENTS
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
strategy converts the variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability.
During the year ended December 31, 2021, the Company terminated the interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand recognized into other noninterest expense as the forecasted transaction will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at December 31, 2021.
The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the years ended December 31, 2021 and 2020 were as follows, before tax:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$1,252	$(1,252)
The cash flow hedge was determined to be effective during the periods presented and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting.
12. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2021, the Company had total borrowing capacity of $2.60 billion, of which $1.16 billion was available under this agreement and $1.45 billion was outstanding. FHLB advances of $90.0 million were outstanding at December 31, 2021, at a weighted average rate of 0.74%. Letters of credit were $1.36 billion at December 31, 2021, of which $1.22 billion will expire in 2022, $64.1 million will expire in 2023, $55.9 million will expire in 2024 and $11.0 million will expire in 2025.
On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which will reduce annually by $7.5 million beginning in December 2020 and on each December 28th for the following years thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At December 31, 2021, the balance on the revolving credit agreement was zero. The credit agreement contains certain restrictive covenants. At December 31, 2021, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.00%, at December 31, 2021, and is paid quarterly.
13. SUBORDINATED DEBT
Junior Subordinated Debentures
On January 1, 2015, the Company acquired F&M Bancshares and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III with an aggregate original principal amount of $11.3 million and a current carrying value of $9.8 million at December 31, 2021. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.
Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company's issuances of junior subordinated debentures outstanding at December 31, 2021 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341
(1)    The 3-month LIBOR in effect as of December 31, 2021 was 0.2064%.
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

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. INCOME TAXES
The components of the provision for federal income taxes are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current	$15,558	$17,527	$13,514
Deferred	2,783	(7,090)	(87)
Total	$18,341	$10,437	$13,427
Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2021, 2020 and 2019 due to the following:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Taxes calculated at statutory rate	$20,978	$11,754	$13,940
Increase (decrease) resulting from:
Stock based compensation	(620)	136	(11)
Effect of tax-exempt income	(2,190)	(1,475)	(698)
Nondeductible merger expense	227	—	—
Other, net	(54)	22	196
Total	$18,341	$10,437	$13,427
Deferred taxes as of December 31, 2021 and 2020 are based on the 21% maximum federal statutory tax rate. Deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$11,240	$12,590
Deferred loan fees	1,077	3,164
Deferred compensation	836	655
Cash flow hedge	—	263
Other deferred assets	216	342
Total deferred tax assets	13,369	17,014
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(3,416)	(3,964)
Net unrealized gain on available for sale securities	(4,853)	(9,417)
Premises and equipment basis difference	(2,551)	(2,573)
Total deferred tax liabilities	(10,820)	(15,954)
Net deferred tax assets	$2,549	$1,060
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2021, 2020 and 2019. The Company is no longer subject to examination by the US Federal Tax Jurisdiction for the years prior to 2018.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. STOCK BASED COMPENSATION
At December 31, 2021, the Company had two stock-based employee compensation plans with awards outstanding. In connection with the acquisition of Post Oak Bancshares, Inc., on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued. During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company and its affiliates. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $4.0 million, $3.4 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of December 31, 2021. There were no stock options granted during 2021 and 2020. Under the Plan, options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement, generally vest 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model.
A summary of the activity in the stock option plans during the years ended December 31, 2021 and 2020 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2020	616	$19.90	4.00	$10,904
Options granted	—	—
Options exercised	(141)	15.72
Options forfeited	(6)	20.36
Options outstanding, December 31, 2020	469	$21.08	3.43	$6,118
Options granted	—	—
Options exercised	(185)	18.35
Options forfeited	(1)	34.14
Options outstanding, December 31, 2021	283	$22.74	2.90	$5,508
Options vested and exercisable, December 31, 2021	282	$22.66	2.88	$5,506
The Company expects all outstanding options at December 31, 2021 to vest.
Information related to the stock option plans during each year is as follows:

	2021	2020	2019
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$3,003	$734	$751
Cash received from option exercises	3,372	2,221	2,709
Weighted average fair value of options granted	$—	$—	$—
As of December 31, 2021, there was $3 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.09 years.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards
The Company has issued 460,459 restricted stock awards under the Plan as of December 31, 2021. During 2020, the Company awarded 63,596 shares of restricted stock with a weighted average grant date fair value of $22.59. During 2021, the Company awarded 82,368 shares of restricted stock with a weighted average grant date fair value of $38.66. The shares of restricted stock generally vest over a period of 4 years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock as of December 31, 2021 and 2020 including changes during the years then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2020	167	$36.23
Share awards granted	64	22.59
Share awards vested	(60)	33.97
Unvested share awards forfeited or cancelled	(13)	37.92
Nonvested share awards outstanding, December 31, 2020	158	$30.78
Share awards granted	82	38.66
Share awards vested	(61)	31.00
Unvested share awards forfeited or cancelled	(11)	36.05
Nonvested share awards outstanding, December 31, 2021	168	$34.23
At December 31, 2021, there was $4.1 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.37 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2021, 2020 and 2019 was approximately $1.9 million, $2.0 million and $1.6 million, respectively.
Performance Share Units (“PSUs”)
PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period. The Company awarded 34,628 PSUs in 2019. The two-year performance period for the PSUs awarded in 2019 was met on December 31, 2020. Based on the performance goals of the 2019 PSU shares awarded, 93.2% of those PSUs, or 32,273 shares, settled and were issued on December 31, 2021, after the one-year service period. The Company awarded 46,243 PSUs in 2020. The two-year performance period for the PSUs awarded in 2020 was met on December 31, 2021. Based on the performance goals of the 2020 PSU shares awarded, 107.5% of those PSUs, or 49,711 shares, are expected to settle and be issued on December 31, 2022, after the one-year service period. The Company awarded 56,255 PSUs during the year ended December 31, 2021.
The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2021, there was $1.9 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 1.99 years.
16. OTHER EMPLOYEE BENEFITS
401(k) benefit plan
The Company has a 401(k) benefit plan whereby participants may contribute a percentage of their compensation. The Company matches 50% of an employee's contributions up to 6% of the employee’s compensation, for a maximum match of 3% of

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation. Matching contribution expense as of December 31, 2021, 2020 and 2019 was $1.5 million, $1.4 million and $1.4 million, respectively.
Profit sharing plan
The financial statements include an accrual for $6.0 million, $3.5 million and $3.7 million for a contribution to the plan as a profit sharing contribution for the years ended December 31, 2021, 2020 and 2019, respectively.
Employee Stock Purchase Plan
The Company offers its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance Bancshares, Inc. 2019 Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance in order to provide employees a more direct opportunity to participate in the Company’s growth. The Company allows employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $176 thousand, $142 thousand and $210 thousand for the years ended December 31, 2021, 2020, and 2019 respectively.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit(1)	$484,441	$607,106	$351,778	$480,067
Standby letters of credit	8,536	12,624	9,252	8,003
Total	$492,977	$619,730	$361,030	$488,070
(1)    At December 31, 2021 and 2020, the Company had FHLB Letters of Credit in the amount of $1.36 billion and $410.2 million, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, refer to Note 12 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2021, the fixed rate loan commitments have interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.71 years and 4.68%, respectively.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
18. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2021 and 2020:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorize d As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of December 31, 2021
Total Capital (to risk weighted assets)	$722,010	16.08%	$359,214	8.00%	$471,468	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	559,926	12.47%	202,058	4.50%	314,312	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	569,678	12.69%	269,410	6.00%	381,665	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	569,678	8.53%	267,286	4.00%	267,286	4.00%	N/A	N/A
As of December 31, 2020
Total Capital (to risk weighted assets)	$642,155	15.71%	$327,084	8.00%	$429,298	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	482,643	11.80%	183,985	4.50%	286,199	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	492,281	12.04%	245,313	6.00%	347,527	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	492,281	8.51%	231,518	4.00%	231,518	4.00%	N/A	N/A

ALLEGIANCE BANK
As of December 31, 2021
Total Capital (to risk weighted assets)	$659,596	14.71%	$358,793	8.00%	$470,916	10.50%	$448,491	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	566,483	12.63%	201,821	4.50%	313,944	7.00%	291,519	6.50%
Tier 1 Capital (to risk weighted assets)	566,483	12.63%	269,095	6.00%	381,217	8.50%	358,793	8.00%
Tier 1 Capital (to average tangible assets)	566,483	8.49%	266,944	4.00%	266,944	4.00%	333,680	5.00%
As of December 31, 2020
Total Capital (to risk weighted assets)	$635,223	15.55%	$326,804	8.00%	$428,931	10.50%	$408,506	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	544,331	13.32%	183,828	4.50%	285,954	7.00%	265,529	6.50%
Tier 1 Capital (to risk weighted assets)	544,331	13.32%	245,103	6.00%	347,230	8.50%	326,804	8.00%
Tier 1 Capital (to average tangible assets)	544,331	9.41%	231,334	4.00%	231,334	4.00%	289,167	5.00%
Dividend Restrictions
Allegiance's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. In addition, Allegiance's credit agreement

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	For the Years Ended December 31,
	2021		2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$81,553		$45,534		$52,959
Basic:
Weighted average shares outstanding	20,206	$4.04	20,415	$2.23	21,152	$2.50
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	149		131		272
Total	20,355	$4.01	20,546	$2.22	21,424	$2.47
Stock options for 39,050 and 23,125 shares were not considered in computing diluted earnings per share as of December 31, 2020 and 2019, respectively, because they were antidilutive. There were no antidilutive shares as of December 31, 2021.

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. PARENT COMPANY ONLY FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash and due from banks	$58,791	$19,340
Investment in subsidiary	823,365	820,699
Other assets	4,045	2,691
TOTAL	$886,201	$842,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Other borrowed funds	$—	$15,514
Subordinated debentures	68,971	68,577
Accrued interest payable and other liabilities	762	(30)
Total liabilities	69,733	84,061
SHAREHOLDERS’ EQUITY:
Common stock	20,337	20,208
Capital surplus	510,797	508,794
Retained earnings	267,092	195,236
Accumulated other comprehensive income	18,242	34,431
Total shareholders’ equity	816,468	758,669
TOTAL	$886,201	$842,730

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
INCOME:
Dividends from subsidiary	$68,000	$13,000	$7,500
Other income	10	16	25
Total income	68,010	13,016	7,525
EXPENSE:
Interest expense on borrowed funds	3,231	3,497	1,459
Other expenses	3,492	1,595	1,922
Total expense	6,723	5,092	3,381
Income before income tax benefit and equity in undistributed income of subsidiaries	61,287	7,924	4,144
Income tax benefit	1,410	1,066	705
Income before equity in undistributed income of subsidiaries	62,697	8,990	4,849
Equity in undistributed income of subsidiaries	18,856	36,544	48,110
Net income	$81,553	$45,534	$52,959

ALLEGIANCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,553	$45,534	$52,959
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(18,856)	(36,544)	(48,110)
Net amortization of discount on subordinated debentures	393	392	169
Stock based compensation expense	3,979	3,425	3,100
Increase in other assets	(1,622)	(1,026)	(639)
Increase (decrease) in accrued interest payable and other liabilities	1,117	(1,038)	166
Net cash provided by operating activities	66,564	10,743	7,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investment in bank subsidiary	—	—	—
Net cash provided by investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, stock option exercises and the ESPP	3,812	2,569	3,412
Net (paydown) increase in borrowings under credit agreement	(15,569)	15,000	—
Proceeds from subordinated notes issuance, net of offering expenses	—	—	58,601
Dividends paid to common shareholders	(9,697)	(8,165)	—
Repurchase of common stock	(5,659)	(18,582)	(58,663)
Net cash (used in) provided by financing activities	(27,113)	(9,178)	3,350
NET CHANGE IN CASH AND CASH EQUIVALENTS	39,451	1,565	10,995
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,340	17,775	6,780
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,791	$19,340	$17,775
21. SUBSEQUENT EVENT
Dividend Declaration
On January 27, 2022, the Company declared a cash dividend of $0.14 per share of common stock to be paid on March 15, 2022 to all shareholders of record as of February 28, 2022.