Form 10-Q
period 2022-03-31
Allegiance Bancshares, Inc.
filed 2022-04-29
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2022, the registrant had 20,378,054 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
March 31, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$26,629	$23,961
Interest-bearing deposits at other financial institutions	672,755	733,548
Total cash and cash equivalents	699,384	757,509
Available for sale securities, at fair value	1,790,707	1,773,765
Loans held for investment	4,283,514	4,220,486
Less: allowance for credit losses on loans	(49,215)	(47,940)
Loans, net	4,234,299	4,172,546
Accrued interest receivable	31,505	33,392
Premises and equipment, net	62,168	63,708
Federal Home Loan Bank stock	9,376	9,358
Bank owned life insurance	28,374	28,240
Goodwill	223,642	223,642
Core deposit intangibles, net	13,907	14,658
Other assets	56,001	28,136
TOTAL ASSETS	$7,149,363	$7,104,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,353,604	$2,243,085
Interest-bearing
Demand	1,070,855	869,984
Money market and savings	1,552,853	1,643,745
Certificates and other time	1,185,015	1,290,825
Total interest-bearing deposits	3,808,723	3,804,554
Total deposits	6,162,327	6,047,639
Accrued interest payable	3,086	1,753
Borrowed funds	89,959	89,956
Subordinated debt	108,978	108,847
Other liabilities	33,073	40,291
Total liabilities	6,397,423	6,288,486
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,378,116 shares issued and outstanding at March 31, 2022 and 20,337,220 shares issued and outstanding at December 31, 2021	20,378	20,337
Capital surplus	512,284	510,797
Retained earnings	282,896	267,092
Accumulated other comprehensive (loss) income	(63,618)	18,242
Total shareholders’ equity	751,940	816,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,149,363	$7,104,954
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$52,370	$57,991
Securities:
Taxable	5,068	2,402
Tax-exempt	2,525	2,394
Deposits in other financial institutions	340	41
Total interest income	60,303	62,828
INTEREST EXPENSE:
Demand, money market and savings deposits	1,347	1,484
Certificates and other time deposits	2,156	3,665
Borrowed funds	186	539
Subordinated debt	1,442	1,442
Total interest expense	5,131	7,130
NET INTEREST INCOME	55,172	55,698
Provision for credit losses	1,814	639
Net interest income after provision for credit losses	53,358	55,059
NONINTEREST INCOME:
Nonsufficient funds fees	116	83
Service charges on deposit accounts	527	388
Gain on sale of securities	—	49
Loss on sale of other real estate and other repossessed assets	—	(176)
Bank owned life insurance income	133	139
Debit card and ATM card income	819	630
Other	2,423	623
Total noninterest income	4,018	1,736
NONINTEREST EXPENSE:
Salaries and employee benefits	22,728	22,452
Net occupancy and equipment	2,205	2,390
Depreciation	1,033	1,034
Data processing and software amortization	2,498	2,200
Professional fees	138	789
Regulatory assessments and FDIC insurance	1,261	807
Core deposit intangibles amortization	751	824
Communications	341	321
Advertising	462	298
Other real estate expense	59	113
Acquisition and merger-related expenses	451	—
Other	2,590	3,691
Total noninterest expense	34,517	34,919
INCOME BEFORE INCOME TAXES	22,859	21,876
Provision for income taxes	4,202	3,866
NET INCOME	$18,657	$18,010
EARNINGS PER SHARE:
Basic	$0.92	$0.89
Diluted	$0.91	$0.89
DIVIDENDS PER SHARE	$0.14	$0.12
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$18,657	$18,010
Other comprehensive loss:
Unrealized loss on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(103,621)	(14,710)
Reclassification of gain realized through the sale of securities	—	(49)
Unrealized gain on cash flow hedge:
Change in fair value of cash flow hedge	—	1,824
Total other comprehensive loss	(103,621)	(12,935)
Deferred tax benefit related to other comprehensive loss	21,761	2,717
Other comprehensive loss, net of tax	(81,860)	(10,218)
Comprehensive (loss) income	$(63,203)	$7,792
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				18,010		18,010
Other comprehensive loss					(10,218)	(10,218)
Cash dividends declared, $0.12 per share				(2,412)		(2,412)
Common stock issued in connection with the exercise of stock options and restricted stock awards	135,854	136	1,191			1,327
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			820			820
BALANCE AT MARCH 31, 2021	20,182,971	$20,183	$505,307	$210,834	$24,213	$760,537

BALANCE AT DECEMBER 31, 2021	20,337,220	$20,337	$510,797	$267,092	$18,242	$816,468
Net income				18,657		18,657
Other comprehensive loss					(81,860)	(81,860)
Cash dividends declared, $0.14 per share				(2,853)		(2,853)
Common stock issued in connection with the exercise of stock options and restricted stock awards	40,896	41	528			569
Stock based compensation expense			959			959
BALANCE AT MARCH 31, 2022	20,378,116	$20,378	$512,284	$282,896	$(63,618)	$751,940
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,657	$18,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	1,784	1,858
Provision for credit losses	1,814	639
Deferred income tax expense (benefit)	47	(1,899)
Net amortization of premium on investments	2,797	1,471
Excess tax benefit from stock based compensation	(149)	(251)
Bank owned life insurance income	(133)	(139)
Net accretion of discount on loans	(77)	(97)
Net amortization of discount on subordinated debt	29	28
Net accretion of discount on certificates of deposit	(16)	(58)
Loss on sale of other real estate and other repossessed assets	—	176
Loss on write-downs of premises, equipment and other real estate	—	1,317
Net gain on sale of securities	—	(49)
Federal Home Loan Bank stock dividends	(18)	(19)
Stock based compensation expense	959	820
Net change in operating leases	767	712
Increase in accrued interest receivable and other assets	(26,190)	(8,012)
Increase in accrued interest payable and other liabilities	15,785	6,739
Net cash provided by operating activities	16,056	21,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	640,437	1,012,785
Proceeds from sales and calls of available for sale securities	—	4,898
Purchase of available for sale securities	(763,586)	(1,048,261)
Net change in total loans	(63,268)	(167,253)
Purchase of bank premises and equipment	(184)	(916)
Proceeds from sale of bank premises, equipment and other real estate	—	8,044
Net cash used in investing activities	(186,601)	(190,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	110,519	209,554
Net increase in interest-bearing deposits	4,185	176,211
Net paydown in borrowings under credit agreement	—	(8,000)
Dividends paid to common shareholders	(2,853)	(2,412)
Proceeds from the issuance of common stock and stock option exercises	569	1,327
Repurchase of common stock	—	(5,659)
Net cash provided by financing activities	112,420	371,021
NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,125)	201,564
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	757,509	422,766
CASH AND CASH EQUIVALENTS, END OF PERIOD	$699,384	$624,330
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,798	$5,969
Cash paid for operating lease liabilities	892	870
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$76	$502
Bank-financed sales of other real estate	—	8,125
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers. The Company operated 27 full-service banking locations in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 26 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of March 31, 2022. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Pending Merger of Equals
On November 8, 2021, Allegiance and CBTX, Inc., jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. CBTX reported total assets of $4.49 billion as of December 31, 2021. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX, Inc. common stock for each share of Allegiance common stock they own. Following the completion of the merger, we estimate that former Allegiance shareholders will own approximately 54% and former CBTX, Inc. shareholders will own approximately 46% of the combined company. The companies have submitted the required regulatory filings and, subject to satisfaction or in some cases waiver of the closing conditions, including approval of the merger agreement by both companies’ shareholders, the parties anticipate closing in the second quarter of the year. Each company has scheduled a special meeting for May 24, 2022 at which its respective shareholders will consider and vote on the merger agreement and other related matters.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
New Accounting Standards
Newly Issued But Not Yet Effective Accounting Standards
ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the TDR accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss ("CECL") model. The FASB’s decision to eliminate the TDR accounting model is in response to feedback that the allowance under CECL already incorporates credit losses from loans modified as TDRs and, consequently, the related accounting and disclosures – which preparers often find onerous to apply – no longer provide the same level of benefit to users. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. ASU 2022-02 will become effective for the Company on December 15, 2022 and is not expected to have a significant impact on the Company’s financial statements.
2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$223,642	$17,954
Amortization	—	(3,296)
Balance as of December 31, 2021	223,642	14,658
Amortization	—	(751)
Balance as of March 31, 2022	$223,642	$13,907
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2022, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2022 is as follows (dollars in thousands):

Remaining 2022	$2,252
2023	2,323
2024	2,188
2025	2,061
2026	1,941
Thereafter	3,142
Total	$13,907

3. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$424,171	$300	$(11,376)	$413,095
Municipal securities	470,404	7,449	(18,150)	459,703
Agency mortgage-backed pass-through securities	322,883	102	(22,119)	300,866
Agency collateralized mortgage obligations	518,067	81	(34,030)	484,118
Corporate bonds and other	135,701	1,157	(3,933)	132,925
Total	$1,871,226	$9,089	$(89,608)	$1,790,707

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
As of March 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon the Company’s analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to its available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,817	$5,867
Due after one year through five years	261,665	251,280
Due after five years through ten years	158,863	157,109
Due after ten years	603,931	591,467
Subtotal	1,030,276	1,005,723
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	840,950	784,984
Total	$1,871,226	$1,790,707
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$360,995	$(11,376)	$—	$—	$360,995	$(11,376)
Municipal securities	223,001	(15,908)	14,746	(2,242)	237,747	(18,150)
Agency mortgage-backed pass-through securities	248,653	(17,462)	38,031	(4,657)	286,684	(22,119)
Agency collateralized mortgage obligations	462,888	(33,458)	12,725	(572)	475,613	(34,030)
Corporate bonds and other	71,447	(3,933)	—	—	71,447	(3,933)
Total	$1,366,984	$(82,137)	$65,502	$(7,471)	$1,432,486	$(89,608)

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$340,161	$(1,674)	$—	$—	$340,161	$(1,674)
Municipal securities	70,019	(1,185)	10,435	(362)	80,454	(1,547)
Agency mortgage-backed pass-through securities	219,610	(5,675)	21,627	(901)	241,237	(6,576)
Agency collateralized mortgage obligations	328,300	(3,994)	13,820	(253)	342,120	(4,247)
Corporate bonds and other	38,210	(774)	—	—	38,210	(774)
Total	$996,300	$(13,302)	$45,882	$(1,516)	$1,042,182	$(14,818)

There were no sales of securities for the three months ended March 31, 2022. The Company sold $4.9 million of securities recording gross gains of $49 thousand for the three months ended March 31, 2021. At March 31, 2022 and December 31, 2021, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $460.7 million at March 31, 2022 and $258.8 million at December 31, 2021, respectively. The majority of the securities were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are segregated by class of loan as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commercial and industrial	$714,450	$693,559
Paycheck Protection Program (PPP)	78,624	145,942
Real estate:
Commercial real estate (including multi-family residential)	2,197,502	2,104,621
Commercial real estate construction and land development	453,473	439,125
1-4 family residential (including home equity)	669,306	685,071
Residential construction	136,760	117,901
Consumer and other	33,399	34,267
Total loans	4,283,514	4,220,486
Allowance for credit losses on loans	(49,215)	(47,940)
Loans, net	$4,234,299	$4,172,546
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $24.1 million and $26.0 million as of March 31, 2022 and December 31, 2021, respectively, due to immateriality.

	March 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$3,149	$—	$3,149	$7,809	$703,492	$714,450
Paycheck Protection Program (PPP)	—	—	—	—	78,624	78,624
Real estate:
Commercial real estate (including multi-family residential)	8,391	—	8,391	15,259	2,173,852	2,197,502
Commercial real estate construction and land development	2,611	—	2,611	—	450,862	453,473
1-4 family residential (including home equity)	1,539	—	1,539	3,065	664,702	669,306
Residential construction	2,431	—	2,431	—	134,329	136,760
Consumer and other	28	—	28	142	33,229	33,399
Total loans	$18,149	$—	$18,149	$26,275	$4,239,090	$4,283,514

	December 31, 2021
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$1,786	$—	$1,786	$8,358	$683,415	$693,559
Paycheck Protection Program (PPP)	—	—	—	—	145,942	145,942
Real estate:
Commercial real estate (including multi-family residential)	7,689	—	7,689	12,639	2,084,293	2,104,621
Commercial real estate construction and land development	619	—	619	63	438,443	439,125
1-4 family residential (including home equity)	2,422	—	2,422	2,875	679,774	685,071
Residential construction	1,243	—	1,243	—	116,658	117,901
Consumer and other	23	—	23	192	34,052	34,267
Total loans	$13,782	$—	$13,782	$24,127	$4,182,577	$4,220,486
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

The following table presents risk ratings by category of loan as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Commercial and industrial
Pass	$43,735	$171,146	$67,546	$37,224	$20,599	$13,664	$296,900	$67	$650,881	$625,843
Watch	978	10,836	3,197	5,461	2,964	1,872	7,212	—	32,520	33,186
Special Mention	23	1,251	312	475	240	319	880	—	3,500	5,724
Substandard	2,963	12,529	3,710	967	1,276	2,374	3,642	—	27,461	28,705
Doubtful	—	88	—	—	—	—	—	—	88	101
Total commercial and industrial loans	$47,699	$195,850	$74,765	$44,127	$25,079	$18,229	$308,634	$67	$714,450	$693,559

Paycheck Protection Program (PPP)
Pass	$—	$68,546	$10,078	$—	$—	$—	$—	$—	$78,624	$145,942
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$68,546	$10,078	$—	$—	$—	$—	$—	$78,624	$145,942

Commercial real estate (including multi-family residential)
Pass	$243,672	$731,797	$401,058	$191,714	$123,931	$172,675	$43,899	$—	$1,908,746	$1,813,000
Watch	8,561	33,583	23,859	20,571	9,756	40,846	1,354	—	138,530	132,542
Special Mention	1,964	11,311	3,659	6,405	2,191	8,513	747	—	34,790	44,850
Substandard	19,057	24,419	19,953	16,060	18,071	15,379	2,497	—	115,436	114,229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$273,254	$801,110	$448,529	$234,750	$153,949	$237,413	$48,497	$—	$2,197,502	$2,104,621

Commercial real estate construction and land development
Pass	$59,849	$260,532	$67,609	$17,628	$6,221	$6,349	$12,004	$—	$430,192	$412,169
Watch	1,228	1,793	3,550	2,607	1,839	649	1,688	—	13,354	17,717
Special Mention	—	4,792	158	1,516	357	816	—	—	7,639	7,331
Substandard	—	1,512	96	215	465	—	—	—	2,288	1,908
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$61,077	$268,629	$71,413	$21,966	$8,882	$7,814	$13,692	$—	$453,473	$439,125

1-4 family residential (including home equity)
Pass	$50,699	$168,960	$129,031	$75,939	$40,462	$55,108	$95,267	$1,581	$617,047	$632,428
Watch	1,378	6,411	4,741	1,336	4,892	3,842	5,898	352	28,850	30,365
Special Mention	1,017	534	648	1,101	1,471	668	998	—	6,437	5,471
Substandard	919	1,262	2,417	3,824	1,780	4,899	1,871	—	16,972	16,807
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$54,013	$177,167	$136,837	$82,200	$48,605	$64,517	$104,034	$1,933	$669,306	$685,071

	As of March 31, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total	Total
	(Dollars in thousands)
Residential construction
Pass	$22,064	$90,796	$14,169	$1,524	$3,186	$565	$—	$—	$132,304	$113,943
Watch	2,181	667	—	902	—	—	—	—	3,750	2,981
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	15	691	—	—	—	—	—	—	706	977
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$24,260	$92,154	$14,169	$2,426	$3,186	$565	$—	$—	$136,760	$117,901

Consumer and other
Pass	5,824	19,452	2,493	1,093	748	307	2,983	—	32,900	33,638
Watch	—	112	36	141	—	—	33	—	322	381
Special Mention	—	—	—	—	15	—	—	—	15	19
Substandard	—	1	—	142	10	—	9	—	162	229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$5,824	$19,565	$2,529	$1,376	$773	$307	$3,025	$—	$33,399	$34,267

Total loans
Pass	425,843	1,511,229	691,984	325,122	195,147	248,668	451,053	1,648	3,850,694	3,776,963
Watch	14,326	53,402	35,383	31,018	19,451	47,209	16,185	352	217,326	217,172
Special Mention	3,004	17,888	4,777	9,497	4,274	10,316	2,625	—	52,381	63,395
Substandard	22,954	40,414	26,176	21,208	21,602	22,652	8,019	—	163,025	162,855
Doubtful	—	88	—	—	—	—	—	—	88	101
Total loans	$466,127	$1,623,021	$758,320	$386,845	$240,474	$328,845	$477,882	$2,000	$4,283,514	$4,220,486

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2022 and 2021:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Provision for credit losses on loans	(383)	—	1,989	(53)	(95)	118	16	1,592
Charge-offs	(341)	—	(255)	(63)	—	—	(48)	(707)
Recoveries	390	—	—	—	—	—	—	390
Net charge-offs	49	—	(255)	(63)	—	—	(48)	(317)
Balance March 31, 2022	$16,295	$—	$24,877	$6,147	$752	$1,093	$51	$49,215
Three Months Ended
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for credit losses on loans	1,304	—	(155)	683	(1,723)	(45)	(134)	(70)
Charge-offs	(404)	—	—	—	—	—	—	(404)
Recoveries	59	—	—	—	—	—	—	59
Net charge-offs	(345)	—	—	—	—	—	—	(345)
Balance March 31, 2021	$18,697	$—	$23,779	$7,622	$1,556	$825	$279	$52,758
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$4,952	$—	$4,952
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,080	—	—	5,080
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	4,498	—	—	4,498
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$9,578	$4,952	$—	$14,530

	As of December 31, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$6,168	$—	$6,168
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,494	—	—	5,494
Commercial real estate construction and land development	63	—	—	63
1-4 family residential (including home equity)	4,685	—	—	4,685
Residential construction	—	—	—	—
Consumer and other	—	—	158	158
Total	$10,242	$6,168	$158	$16,568
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$3,787	$4,022	$7,809
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	12,540	2,719	15,259
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	2,046	1,019	3,065
Residential construction	—	—	—
Consumer and other	142	—	142
Total loans	$18,515	$7,760	$26,275

	As of December 31, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$1,824	$6,534	$8,358
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,018	3,621	12,639
Commercial real estate construction and land development	63	—	63
1-4 family residential (including home equity)	2,324	551	2,875
Residential construction	—	—	—
Consumer and other	158	34	192
Total loans	$13,387	$10,740	$24,127
Troubled Debt Restructurings
As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in troubled debt restructurings of $18.8 million and $19.2 million, respectively. The Company allocated $984 thousand and $1.9 million of specific reserves for troubled debt restructurings at March 31, 2022 and December 31, 2021, respectively.

The following table presents information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,
	2022			2021
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—	—	$—	$—
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	4	1,207	1,207	1	545	545
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$1,207	$1,207	1	$545	$545
Troubled debt restructurings resulted in no charge-offs during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there were no loans modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2022. As of March 31, 2021, there was one loan for $174 thousand modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2021. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Company added $1.2 million in new troubled debt restructurings, of which $1.2 million was still outstanding on March 31, 2022. During the three months ended March 31, 2021, the Company added $545 thousand in new troubled debt restructurings, of which $545 thousand was still outstanding on March 31, 2021.
The Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (“TDR”) indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of March 31, 2022, 7 loans with outstanding loan balances of $3.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2022 and 2021.
At March 31, 2022, the Company had 17 leases consisting of branch locations and office space. On the March 31, 2022 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$9,505	$10,196
Operating lease liability classified as other liabilities	$9,656	$10,370
Weighted average lease term, in years	4.88	4.97
Weighted average discount rate	2.61%	2.62%
Lease costs for the dates indicated is as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Income Statement:
Operating lease cost	$892	$873
Short-term lease cost	—	15
Sublease income	—	(18)
Total operating lease costs	$892	$870
A maturity analysis of the Company’s lease liabilities is as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Lease payments due:
Within one year	$2,137	$2,951
After one but within two years	2,362	2,350
After two but within three years	1,904	1,892
After three but within four years	1,378	1,366
After four but within five years	907	894
After five years	1,586	1,594
Total lease payments	10,274	11,047
Less: discount on cash flows	618	677
Total lease liability	$9,656	$10,370
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$699,384	$699,384	$—	$—	$699,384
Available for sale securities	1,790,707	—	1,790,707	—	1,790,707
Loans held for investment, net of allowance	4,234,299	—	—	4,205,514	4,205,514
Accrued interest receivable	31,505	44	7,409	24,052	31,505
Financial liabilities
Deposits	$6,162,327	$—	$6,150,816	$—	$6,150,816
Accrued interest payable	3,086	—	3,086	—	3,086
Borrowed funds	89,959	—	89,969	—	89,969
Subordinated debt	108,978	—	113,458	—	113,458

	As of December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$757,509	$757,509	$—	$—	$757,509
Available for sale securities	1,773,765	—	1,773,765	—	1,773,765
Loans held for investment, net of allowance	4,172,546	—	—	4,143,552	4,143,552
Accrued interest receivable	33,392	6	7,435	25,953	33,394
Financial liabilities
Deposits	$6,047,639	$—	$6,046,050	$—	$6,046,050
Accrued interest payable	1,753	—	1,753	—	1,753
Borrowed funds	89,956	—	73,699	—	73,699
Subordinated debt	108,847	—	113,355	—	113,355

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of March 31, 2022.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$413,095	$—	$413,095
Municipal securities	—	459,703	—	459,703
Agency mortgage-backed pass-through securities	—	300,866	—	300,866
Agency collateralized mortgage obligations	—	484,118	—	484,118
Corporate bonds and other	—	132,925	—	132,925
Total available for sale securities	$—	$1,790,707	$—	$1,790,707

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$400,551	$—	$400,551
Municipal securities	—	497,100	—	497,100
Agency mortgage-backed pass-through securities	—	302,596	—	302,596
Agency collateralized mortgage obligations	—	441,056	—	441,056
Corporate bonds and other	—	132,462	—	132,462
Total available for sale securities	$—	$1,773,765	$—	$1,773,765
There were no transfers between levels during the three months ended March 31, 2022 or 2021.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

	As of March 31, 2022
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$7,073
Commercial real estate (including multi- family residential)	—	—	54,569
Commercial real estate construction and land development	—	—	192
1-4 family residential (including home equity)	—	—	2,322
Residential construction	—	—	538
Branch assets held for sale	—	—	3,598
	$—	$—	$68,292

	As of December 31, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$6,960
Commercial real estate (including multi- family residential)	—	—	34,627
Commercial real estate construction and land development	—	—	72
1-4 family residential (including home equity)	—	—	2,806
Residential construction	—	—	500
Branch assets held for sale	2,925	—	—
	$2,925	$—	$44,965
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
Other Real Estate Owned and Branch Assets Held for Sale
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans. Branch assets held for sale are assets that are expected to be sold as a result of the closure of a banking location or land that was acquired for future expansion but for which banking use is no longer contemplated. Other real estate owned and branch assets held for sale are recorded at its estimated fair value less estimated selling and closing costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance. Subsequent declines in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The fair value of other real estate owned and branch assets held for sale are determined using third-party appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value.
At March 31, 2022 and December 31, 2021, the balance of other real estate owned was zero.
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at March 31, 2022 and December 31, 2021 were $625.2 million and $707.5 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$951,588
After one but within two years	121,161
After two but within three years	48,699
After three but within four years	27,255
After four but within five years	36,312
Total	$1,185,015
The Company had $303.7 million and $306.4 million of brokered deposits as of March 31, 2022 and December 31, 2021, respectively. There were no concentrations of deposits with any one depositor at March 31, 2022 and December 31, 2021.
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
During the second quarter of 2021, the Company terminated the interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand recognized into other noninterest expenses as the forecasted transaction will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at March 31, 2022.
The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the three months ended March 31, 2022 and 2021 were as follows, before tax:

	Amount of Gain Recognized in Other Comprehensive Loss
	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$—	$1,824
The cash flow hedge was determined to be effective during the periods outstanding and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting.
9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2022, the Company had a total borrowing capacity of $2.54 billion, of which $1.12 billion was available and $1.42 billion was outstanding. FHLB advances of $90.0 million were outstanding at March 31, 2022, at a weighted average interest rate of 0.74%. Letters of credit were $1.33 billion at March 31, 2022, of which $1.15 billion will expire during the remaining months of 2022, $101.2 million will expire in 2023, $57.9 million will expire in 2024 and $16.0 million will expire in 2025.
On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At March 31, 2022, the balance on the revolving credit agreement was zero. The credit agreement contains certain restrictive covenants. At March 31, 2022, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.25% at March 31, 2022, and is paid quarterly.
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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at March 31, 2022 of $9.8 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At March 31, 2022, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2022 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of March 31, 2022 was 0.83971%.
(2)	All debentures are currently callable.

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
11. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2022, income tax expense was $4.2 million, compared with $3.9 million for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 was 18.4%, compared to 17.7% for the three months ended March 31, 2021.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2022. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2018.
12. STOCK BASED COMPENSATION
At March 31, 2022, the Company had two stock-based employee compensation plans with awards outstanding. In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued. During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $959 thousand for the three months ended March 31, 2022, and $820 thousand for the three months ended March 31, 2021.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of March 31, 2022. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the three months ended March 31, 2022 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2022	283	$22.74	2.90	$5,508
Options granted	—	—
Options exercised	(33)	20.21
Options forfeited	(6)	31.73
Options outstanding, March 31, 2022	244	$22.86	2.71	$5,330
Options vested and exercisable, March 31, 2022	244	$22.86	2.71	$5,330
As of March 31, 2022, there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.
Restricted Stock Awards
During the three months ended March 31, 2022, the Company issued 1,743 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2022	168	$34.23
Share awards granted	2	42.21
Share awards vested	(17)	38.46
Unvested share awards forfeited or cancelled	(1)	34.63
Nonvested share awards outstanding, March 31, 2022	152	$33.86
As of March 31, 2022, there was $3.6 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.28 years.
Performance Share Units (“PSUs”)
PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period. There were no PSUs awarded during the three months ended March 31, 2022. The Company awarded 56,255 PSUs during the three months ended March 31, 2021. The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At March 31, 2022, there was $1.6 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 1.76 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$534,330	$632,875	$484,441	$607,106
Standby letters of credit	7,992	13,718	8,536	12,624
Total	$542,322	$646,593	$492,977	$619,730
Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2022, the funded fixed rate loan commitments had interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.70 years and 4.72% , respectively. As of December 31, 2021, the funded fixed rate loan commitments had interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.71 years and 4.68% , respectively.
Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2022 and December 31, 2021 was $5.5 million and $5.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.
The following table details activity in the allowance for credit losses on unfunded commitments (dollars in thousands):

Balance at December 31, 2021	$5,298
Provision for credit losses on unfunded commitments	222
Balance at March 31, 2022	$5,520

Balance at December 31, 2020	$4,697
Provision for credit losses on unfunded commitments	709
Balance at March 31, 2021	$5,406
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of March 31, 2022 and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2022 and December 31, 2021:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of March 31, 2022
Total Capital (to risk weighted assets)	$741,722	15.76%	$376,611	8.00%	$494,302	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	578,009	12.28%	211,844	4.50%	329,535	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	587,790	12.49%	282,458	6.00%	400,149	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	587,790	8.37%	280,972	4.00%	280,972	4.00%	N/A	N/A
As of December 31, 2021
Total Capital (to risk weighted assets)	$722,010	16.08%	$359,214	8.00%	$471,468	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	559,926	12.47%	202,058	4.50%	314,312	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	569,678	12.69%	269,410	6.00%	381,665	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	569,678	8.53%	267,286	4.00%	267,286	4.00%	N/A	N/A
ALLEGIANCE BANK
As of March 31, 2022
Total Capital (to risk weighted assets)	$681,690	14.50%	$376,164	8.00%	$493,715	10.50%	$470,205	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	587,047	12.48%	211,592	4.50%	329,144	7.00%	305,633	6.50%
Tier 1 Capital (to risk weighted assets)	587,047	12.48%	282,123	6.00%	399,674	8.50%	376,164	8.00%
Tier 1 Capital (to average tangible assets)	587,047	8.37%	280,607	4.00%	280,607	4.00%	350,758	5.00%
As of December 31, 2021
Total Capital (to risk weighted assets)	$659,596	14.71%	$358,793	8.00%	$470,916	10.50%	$448,491	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	566,483	12.63%	201,821	4.50%	313,944	7.00%	291,519	6.50%
Tier 1 Capital (to risk weighted assets)	566,483	12.63%	269,095	6.00%	381,217	8.50%	358,793	8.00%
Tier 1 Capital (to average tangible assets)	566,483	8.49%	266,944	4.00%	266,944	4.00%	333,680	5.00%

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

	Three Months Ended March 31,
	2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$18,657		$18,010
Basic:
Weighted average shares outstanding	20,363	$0.92	20,140	$0.89
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	163		202
Total	20,526	$0.91	20,342	$0.89
There were no antidilutive shares as of March 31, 2022 and 2021, respectively.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause our actual results to differ from those in our forward-looking statements:
•risks related to the pending merger with CBTX, Inc. (“CBTX”), including that its consummation is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of our or CBTX’s control and that we and CBTX may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger;
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
Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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
Pending Merger of Equals with CBTX, Inc.

On November 8, 2021, Allegiance and CBTX jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. CBTX reported total assets of $4.49 billion as of December 31, 2021. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX common stock for each share of Allegiance common stock they own. Following the completion of the merger, we estimate that former Allegiance shareholders will own approximately 54% and former CBTX shareholders will own approximately 46% of the combined company. The companies have submitted the required regulatory filings and, subject to satisfaction or in some cases waiver of the closing conditions, including approval of the merger agreement by both companies’ shareholders, the parties anticipate closing in the second quarter of the year. Each company has scheduled a special meeting for May 24, 2022 at which its respective shareholders will consider and vote on the merger agreement and other related matters.

COVID-19 Update
The COVID-19 pandemic continues to place significant health, economic and other major pressure throughout the Houston region we serve, the state of Texas, the United States and the entire world.
•While all of our bank offices generally remain open to customers, we have taken steps to address safety issues by offering in-person visits by appointment, added social distancing markers and plexiglass and are encouraging the use of our drive-thrus, following the guidelines of the Centers for Disease Control and Prevention (“CDC”).
•We continue to encourage the use of available eBanking tools and financial education resources.
•We have provided extensions and deferrals to our loan customers in accordance with the CARES Act.
•We have participated in assisting with applications for resources through the CARES Act’s PPP, administered by the SBA, which provides government guaranteed and forgivable loans. As of March 31, 2022, we funded over 10,000 loans totaling in excess of $1.08 billion. We believe these loans and our participation in the program will provide support for our customers and small businesses in the communities we serve.
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
Critical Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in detail in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Accrued interest receivable on available for sale securities totaled $7.4 million at March 31, 2022 and is excluded from the estimate of credit losses.
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
Participation in PPP Loan Program
We elected to participate in the first and second rounds of the Small Business Administration Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) program funding over $1.08 billion in loans. We have received fees and incurred incremental direct origination costs related to our participation in the PPP loan program, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. During the three months ended March 31, 2022, we recognized total net fee revenue into interest income of $2.5 million related to PPP fees compared to $6.9 million for the same period in 2021. The remainder of the PPP loan deferred fees totaled approximately $2.3 million at March 31, 2022. These remaining deferred fees will be amortized over the shorter of the repayment period or the contractual life of the loans.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
Results of Operations
Net income was $18.7 million, or $0.91 per diluted share, for the first quarter 2022 compared to $18.0 million, or $0.89 per diluted share, for the first quarter 2021 as results were primarily driven by lower funding costs and income from Small Business Investment Company investments, partially offset by the decreased impact of PPP loans and an increased provision for credit losses. Annualized returns on average assets, average equity and average tangible equity were 1.04%, 9.40% and 13.35%, respectively, compared to 1.18%, 9.59% and 14.03%, respectively, for the three months ended March 31, 2022 and 2021, respectively. Return on average tangible equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio decreased to 58.32% for the first quarter 2022 from 60.85% for the first quarter 2021. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.

Net Interest Income
Three months ended March 31, 2022 compared with three months ended March 31, 2021. Net interest income before the provision for credit losses for the three months ended March 31, 2022 was $55.2 million compared with $55.7 million for the three months ended March 31, 2021, a slight decrease of $526 thousand, or 0.9%. This decrease in net interest income was primarily due to the decreased impact of PPP loans and changes in interest rates partially offset by lower costs on interest-bearing liabilities and increased securities income (or alternatively larger earning asset balances).
Interest income was $60.3 million for the three months ended March 31, 2022, a decrease of $2.5 million, or 4.0%, compared to the three months ended March 31, 2021, primarily due to decreased PPP fee income and a decrease in yield on interest-earning assets driven by changes in interest rates and the mix of average interest-earning asset balances. Average securities outstanding increased $1.05 billion and deposits in other financial institutions increased $710.4 million while average loans outstanding decreased $339.5 million primarily due to paydowns of PPP loans partially offset by the origination of core loans for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The net increase in total average interest-earning asset balances was partially offset by the decrease in average yield on securities to 1.68% from 2.46% due to the impact of lower interest rates and the decrease in average yield on loans to 5.02% for the three months ended March 31, 2022 from 5.15% for the same period in 2021. This decrease in average yield on loans was primarily due to $2.5 million of PPP fee income recognition during the three months ended March 31, 2022 compared to $6.9 million recognized for the three months ended March 31, 2021.
Interest expense was $5.1 million for the three months ended March 31, 2022, a decrease of $2.0 million, or 28.0%, compared to the three months ended March 31, 2021. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 51 basis points for the three months ended March 31, 2022 compared to 80 basis points for the same period in 2021. Average interest-bearing liabilities increased $506.2 million, or 14.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received along with organic deposit growth.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2022 was 3.30%, a decrease of 89 basis points compared to 4.19% for the three months ended March 31, 2021. The decrease in the net interest margin on a tax equivalent basis was primarily due to the increase in lower-yielding assets driven by the increase in securities and cash, partially offset by decreased funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in the volume and relative mix of the underlying assets and liabilities as well as changes in market interest rates. The average yield on interest-earning assets of 3.56% and the average rate paid on interest-bearing liabilities of 0.51% for the first quarter 2022 decreased by 111 basis points and decreased by 29 basis points, respectively, over the same period in 2021. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2022 and 2021, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,231,507	$52,370	5.02%	$4,571,045	$57,991	5.15%
Securities	1,835,618	7,593	1.68%	789,188	4,796	2.46%
Deposits in other financial institutions	806,583	340	0.17%	96,212	41	0.17%
Total interest-earning assets	6,873,708	$60,303	3.56%	5,456,445	$62,828	4.67%
Allowance for credit losses on loans	(48,343)			(53,370)
Noninterest-earning assets	432,133			760,762
Total assets	$7,257,498			$6,163,837

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,071,010	$549	0.21%	$458,063	$371	0.33%
Money market and savings deposits	1,584,373	798	0.20%	1,539,127	1,113	0.29%
Certificates and other time deposits	1,245,180	2,156	0.70%	1,332,663	3,665	1.12%
Borrowed funds	89,880	186	0.84%	154,927	539	1.41%
Subordinated debt	108,913	1,442	5.37%	108,387	1,442	5.40%
Total interest-bearing liabilities	4,099,356	$5,131	0.51%	3,593,167	$7,130	0.80%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	2,312,114			1,767,740
Other liabilities	41,324			41,330
Total liabilities	6,452,794			5,402,237
Shareholders' equity	804,704			761,600
Total liabilities and shareholders' equity	$7,257,498			$6,163,837

Net interest rate spread			3.05%			3.87%

Net interest income and margin(1)		$55,172	3.26%		$55,698	4.14%

Net interest income and margin (tax equivalent)(2)		$55,922	3.30%		$56,317	4.19%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2022 and 2021 and other applicable effective tax rates.

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

	For the Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$(4,308)	$(1,313)	$(5,621)
Securities	6,359	(3,562)	2,797
Deposits in other financial institutions	303	(4)	299
Total increase (decrease) in interest income	2,354	(4,879)	(2,525)

Interest-bearing Liabilities:
Interest-bearing demand deposits	496	(318)	178
Money market and savings deposits	33	(348)	(315)
Certificates and other time deposits	(241)	(1,268)	(1,509)
Borrowed funds	(226)	(127)	(353)
Subordinated debt	7	(7)	—
Total increase (decrease) in interest expense	69	(2,068)	(1,999)
Increase (decrease) in net interest income	$2,285	$(2,811)	(526)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $1.8 million and $639 thousand provision for credit losses for the three months ended March 31, 2022 and 2021, respectively. The provision for credit losses for the three months ended March 31, 2022 compared to the same period in 2021 reflects the increase in core loan originations during the first quarter 2022. Core loans exclude PPP loans.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2022 compared with three months ended March 31, 2021. Noninterest income totaled $4.0 million for the three months ended March 31, 2022 compared with $1.7 million for the same period in 2021, an increase of $2.3 million, or 131.5%, primarily due to $1.3 million in income from Small Business Investment Company investments along with increased service charges on deposit accounts, increased debit card and ATM card income and decreased losses on the sales of other real estate.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Nonsufficient funds fees	$116	$83	$33
Service charges on deposit accounts	527	388	139
Gain on sale of securities	—	49	(49)
Loss on sale of other real estate and repossessed assets	—	(176)	176
Bank owned life insurance income	133	139	(6)
Debit card and ATM card income	819	630	189
Rebate from correspondent bank	—	132	(132)
Other(1)	2,423	491	1,932
Total noninterest income	$4,018	$1,736	$2,282
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended March 31, 2022 compared with three months ended March 31, 2021. Noninterest expense was $34.5 million for the three months ended March 31, 2022 compared to $34.9 million for the three months ended March 31, 2021, a decrease of $402 thousand, or 1.2%, primarily due to decreased professional fees partially offset by increased regulatory assessments and acquisition and merger-related expenses. Additionally, the first quarter 2021 included a write-down of assets related to the closure of a bank office.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Salaries and employee benefits(1)	$22,728	$22,452	$276
Net occupancy and equipment	2,205	2,390	(185)
Depreciation	1,033	1,034	(1)
Data processing and software amortization	2,498	2,200	298
Professional fees	138	789	(651)
Regulatory assessments and FDIC insurance	1,261	807	454
Core deposit intangibles amortization	751	824	(73)
Communications	341	321	20
Advertising	462	298	164
Other real estate expense	59	113	(54)
Acquisition and merger-related expenses	451	—	451
Printing and supplies	61	73	(12)
Other	2,529	3,618	(1,089)
Total noninterest expense	$34,517	$34,919	$(402)
(1)Total salaries and employee benefits includes $959 thousand and $820 thousand for the three months ended March 31, 2022 and 2021, respectively, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits increased $276 thousand, or 1.2%, for the three months ended March 31, 2022, compared to the same period in 2021 primarily due to increased deferred origination costs related to core loan originations partially offset by decreased performance-based bonus and profit sharing accruals during the first quarter 2022.

Acquisition and merger-related expenses. Acquisition and merger-related expenses of $451 thousand incurred during the first quarter 2022 were primarily legal and advisory fees associated with the pending merger with CBTX.
Other. Other noninterest expenses decreased $1.1 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio decreased to 58.32% for the three months ended March 31, 2022, compared to 60.85% for the three months ended March 31, 2021, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $336 thousand to $4.2 million for the three months ended March 31, 2022 compared with $3.9 million for the same period in 2021 primarily due to the increase in pre-tax net income. Our effective tax rate was 18.4% for the three months ended March 31, 2022 compared to 17.7% for the three months ended March 31, 2021.
Financial Condition
Loan Portfolio
At March 31, 2022, total loans were $4.28 billion, an increase of $63.0 million, or 1.5%, compared with December 31, 2021, primarily due to organic growth within our loan portfolio partially offset by paydowns of PPP loans during the three months ended March 31, 2022.
Total loans as a percentage of deposits were 69.5% and 69.8% as of March 31, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 59.9% and 59.4% as of March 31, 2022 and December 31, 2021, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$714,450	16.7%	$693,559	16.4%
Paycheck Protection Program (PPP)	78,624	1.8%	145,942	3.5%
Real estate:
Commercial real estate (including multi-family residential)	2,197,502	51.3%	2,104,621	49.9%
Commercial real estate construction and land development	453,473	10.6%	439,125	10.4%
1-4 family residential (including home equity)	669,306	15.6%	685,071	16.2%
Residential construction	136,760	3.2%	117,901	2.8%
Consumer and other	33,399	0.8%	34,267	0.8%
Total loans	4,283,514	100.0%	4,220,486	100.0%
Allowance for credit losses on loans	(49,215)		(47,940)
Loans, net	$4,234,299		$4,172,546

Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $20.9 million, or 3.0%, to $714.5 million as of March 31, 2022 from $693.6 million as of December 31, 2021.
Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The balance of PPP loans decreased $67.3 million to $78.6 million as of March 31, 2022 from $145.9 million as of December 31, 2021 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2022 and December 31, 2021, 55.1% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $92.9 million, or 4.4%, to $2.20 billion as of March 31, 2022 from $2.10 billion as of December 31, 2021, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased to $88.9 million as of March 31, 2022 from $77.1 million as of December 31, 2021. We had 141 multi-family loans with an average loan size of $631 thousand as of March 31, 2022.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2022 and December 31, 2021, 20.1% and 22.3%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $14.3 million, or 3.3%, to $453.5 million as of March 31, 2022 compared to $439.1 million as of December 31, 2021.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $15.8 million, or 2.3%, to $669.3 million as of March 31, 2022 from $685.1 million as of December 31, 2021. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $1.7 million, or 1.4%, to $117.3 million as of March 31, 2022 from $119.0 million as of December 31, 2021.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $18.9 million, or 16.0%, to $136.8 million as of March 31, 2022 from $117.9 million as of December 31, 2021.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio decreased slightly due to the impact of the deferred fees and costs recorded on originated loans during the first quarter of 2022.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $26.3 million and $24.1 million in nonperforming loans as of March 31, 2022 and December 31, 2021, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$7,809	$8,358
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	15,259	12,639
Commercial real estate construction and land development	—	63
1-4 family residential (including home equity)	3,065	2,875
Residential construction	—	—
Consumer and other	142	192
Total nonaccrual loans	26,275	24,127
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	26,275	24,127
Other real estate	—	—
Total nonperforming assets	$26,275	$24,127
Restructured loans(1)	$8,793	$9,068
Nonperforming assets to total assets	0.37%	0.34%
Nonperforming loans to total loans	0.61%	0.57%
(1)Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2022 and December 31, 2021, we had $61.9 million and $47.1 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At March 31, 2022, potential problem loans consisted of 35 credit relationships. Of the total outstanding balance at March 31, 2022, 44.5% to six customers in the hotel industry, 14.8% to four customers in the daycare industry, 13.8% to three customers in the fitness industry, 7.6% to seven customers in the energy industry, 5.5% to one customer in the car wash industry, 4.5% to three customers in the construction services industry, 3.1% to one customer in the event center industry, 2.4% to one customer in the CRE investments industry, 2.4% to one customer in the consumer services industry, 0.8% to four customers in the commercial services industry, 0.3% to one customer in the wholesale industry, 0.2% to two customers in the consumer real estate industry and 0.1% to one customer in the medical industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits.

The Company granted initial principal and interest deferrals on outstanding loan balances to borrowers in connection with the COVID-19 relief provided by the CARES Act and subsequent deferrals upon request and after meeting certain conditions. These deferrals were generally no more than 90 days in duration. As of March 31, 2022, 7 loans with outstanding loan balances of $3.4 million remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
We have also actively participated in assisting with applications for resources through the PPP. PPP loans have a two-year or five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, we had funded over $1.08 billion in PPP loans. The balance of the PPP loans decreased to $78.6 million at March 31, 2022 as a result of loan forgiveness. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional provision expense charged to earnings.
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
At March 31, 2022, our allowance for credit losses on loans amounted to $49.2 million, or 1.15% of total loans (1.17% excluding PPP loans), compared with $47.9 million, or 1.14% (1.18% excluding PPP loans), of total loans as of December 31, 2021. The increase in the allowance for credit losses on loans during the first quarter of 2022 reflects an increase in core loans.
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

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$4,231,507	$4,571,045
Gross loans outstanding at end of period	4,283,514	4,659,169
Allowance for credit losses on loans at beginning of period	47,940	53,173
Provision for credit losses on loans	1,592	(70)
Charge-offs:
Commercial and industrial loans	(341)	(404)
Real estate:
Commercial real estate (including multi-family residential)	(255)	—
Commercial real estate construction and land development	(63)	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	(48)	—
Total charge-offs for all loan types	(707)	(404)
Recoveries:
Commercial and industrial loans	390	59
Real estate:
Commercial real estate (including multi-family residential)	—	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total recoveries for all loan types	390	59
Net charge-offs	(317)	(345)
Allowance for credit losses on loans at end of period	$49,215	$52,758
Allowance for credit losses on loans to total loans	1.15%	1.13%
Net charge-offs to average loans(1)	0.03%	0.03%
Allowance for credit losses on loans to nonperforming loans	187.31%	150.52%
(1)Interim periods annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2022, the carrying amount of investment securities totaled $1.79 billion, an increase of $16.9 million, or 1.0%, compared with $1.77 billion as of December 31, 2021. Securities represented 25.0% of total assets as of March 31, 2022 and December 31, 2021.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$424,171	$300	$(11,376)	$413,095
Municipal securities	470,404	7,449	(18,150)	459,703
Agency mortgage-backed pass-through securities	322,883	102	(22,119)	300,866
Agency collateralized mortgage obligations	518,067	81	(34,030)	484,118
Corporate bonds and other	135,701	1,157	(3,933)	132,925
Total	$1,871,226	$9,089	$(89,608)	$1,790,707

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” As of March 31, 2022, we did not expect to sell any securities classified as available for sale with unrealized losses, and management believes that we more likely than not will not be required to sell any securities before their anticipated recovery at which time we will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

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

	March 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,140	3.25%	$249,344	0.80%	$21,281	1.53%	$149,406	1.23%	$424,171	1.01%
Municipal securities	1,678	2.86%	8,320	3.58%	79,630	2.79%	380,776	3.08%	470,404	3.04%
Agency mortgage-backed pass-through securities	—	0.00%	4,900	2.97%	4,525	3.19%	313,458	1.79%	322,883	1.83%
Agency collateralized mortgage obligations	—	0.00%	17,349	2.81%	7,852	2.64%	492,866	1.40%	518,067	1.47%
Corporate bonds and other	—	0.00%	4,000	6.31%	57,952	4.52%	73,749	2.33%	135,701	3.38%
Total	$5,818	3.13%	$283,913	1.12%	$171,240	3.22%	$1,410,255	1.97%	$1,871,226	1.96%

	December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,127	3.25%	$249,188	0.80%	$22,752	1.29%	$125,744	0.98%	$401,811	0.91%
Municipal securities	2,383	3.16%	5,548	3.63%	73,369	2.93%	386,864	3.06%	468,164	3.05%
Agency mortgage-backed pass-through securities	—	0.00%	4,954	2.96%	4,805	3.21%	297,338	1.35%	307,097	1.41%
Agency collateralized mortgage obligations	—	0.00%	11,212	2.80%	14,020	2.72%	418,045	1.34%	443,277	1.42%
Corporate bonds and other	—	0.00%	3,000	5.75%	50,388	4.72%	76,926	2.33%	130,314	3.34%
Total	$6,510	3.22%	$273,902	1.04%	$165,334	3.24%	$1,304,917	1.88%	$1,750,663	1.88%
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
As of March 31, 2022 and December 31, 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 1.68% during the three months ended March 31, 2022 compared with 2.46% for the three months ended March 31, 2021. The decrease in average yield during 2022 compared to the same period in 2021 was primarily due to the lower interest rate environment over the prior year partially offset by the growth in the portfolio.
Goodwill and Core Deposit Intangible Assets
Our goodwill was $223.6 million as of March 31, 2022 and December 31, 2021. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed.

Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of March 31, 2022 and December 31, 2021, was $13.9 million and $14.7 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.
Premises and Equipment, net
Premises and equipment, net was $62.2 million and $63.7 million at March 31, 2022 and December 31, 2021, respectively.
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
Total deposits at March 31, 2022 were $6.16 billion, an increase of $114.7 million, or 1.9%, compared with $6.05 billion at December 31, 2021. Noninterest-bearing deposits at March 31, 2022 were $2.35 billion, an increase of $110.5 million, or 4.9%, compared with $2.24 billion at December 31, 2021. Interest-bearing deposits at March 31, 2022 were $3.81 billion, an increase of $4.2 million, or 0.1%, compared with $3.80 billion at December 31, 2021.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2022, we had a total borrowing capacity of $2.54 billion, of which $1.12 billion was available and $1.42 billion was outstanding. FHLB advances of $90.0 million were outstanding at March 31, 2022, at a weighted average interest rate of 0.74%. Letters of credit were $1.33 billion at March 31, 2022, of which $1.15 billion will expire during the remaining months of 2022, $101.2 million will expire in 2023, $57.9 million will expire in 2024 and $16.0 million will expire in 2025.
Credit Agreement
At March 31, 2022, the balance of the revolving credit agreement was zero. The interest rate on the debt is the Prime Rate minus 25 basis points, or 3.25%, at March 31, 2022, and is paid quarterly. On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of March 31, 2022, we believe we were in compliance with all such debt covenants.
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
As of March 31, 2022 and December 31, 2021, we had outstanding $1.17 billion and $1.09 billion, respectively, in commitments to extend credit and $21.7 million and $21.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2022 and the year ended December 31, 2021, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits increased $1.12 billion, or 21.9%, and our average loans decreased $339.5 million, or 7.4%, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.4 years and modified duration of 4.4 years at March 31, 2022, and a weighted average life of 6.5 years and modified duration of 4.6 years at December 31, 2021.
As of March 31, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well-

capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well-capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.
As of March 31, 2022 and December 31, 2021, the Bank was well-capitalized. Total shareholder’s equity was $751.9 million at March 31, 2022, compared with $816.5 million at December 31, 2021, a decrease of $64.5 million. This decrease was primarily due the decrease in accumulated other comprehensive income of $81.9 million along with the $0.14 per common share dividend paid partially offset by net income of $18.7 million for the three months ended March 31, 2022.
The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of March 31, 2022
Total capital (to risk weighted assets)	15.76%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.28%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.49%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.37%	4.00%	4.00%	N/A
As of December 31, 2021
Total capital (to risk weighted assets)	16.08%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.47%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.69%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.53%	4.00%	4.00%	N/A
Allegiance Bank
As of March 31, 2022
Total capital (to risk weighted assets)	14.50%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.48%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.48%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.37%	4.00%	4.00%	5.00%
As of December 31, 2021
Total capital (to risk weighted assets)	14.71%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.63%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.63%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.49%	4.00%	4.00%	5.00%
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

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$18,657	$18,010

Average shareholders' equity	$804,704	$761,600
Less: Average goodwill and core deposit intangibles, net	237,925	241,166
Average tangible shareholders’ equity	$566,779	$520,434

Return on average tangible shareholders' equity(1)	13.35%	14.03%
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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
300	(2.1)%	(0.1)%	(7.3)%	(1.0)%
200	(1.6)%	(0.7)%	(3.9)%	1.1%
100	(0.8)%	(0.7)%	(1.3)%	1.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.8)%	(3.5)%	(0.6)%	(3.3)%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of March 31, 2022, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding shares of common stock we repurchased during the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1, 2022 to January 31, 2022	24	$42.21
February 1, 2022 to February 28, 2022	23	$43.15
March 1, 2022 to March 31, 2022	1,050	$42.07
Total	1,097	$42.10
(1)The Company acquired 1,097 shares from employees for tax withholding purposes related to vesting of restricted stock grants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 5, 2021, by and between Allegiance Bancshares, Inc. and CBTX, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 12, 2021)

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

10.1	Form of Allegiance Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2022)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allegiance Bancshares, Inc. (Registrant)

Date: April 29, 2022	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: April 29, 2022	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer