Form 10-Q
period 2022-06-30
Allegiance Bancshares, Inc.
filed 2022-07-29
CIK 1642081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2022, the registrant had 19,960,155 shares common stock, $1.00 par value per share, outstanding.

ALLEGIANCE BANCSHARES, INC.
INDEX TO FORM 10-Q
June 30, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$17,547	$23,961
Interest-bearing deposits at other financial institutions	275,290	733,548
Total cash and cash equivalents	292,837	757,509
Available for sale securities, at fair value	1,709,321	1,773,765
Loans held for investment	4,348,833	4,220,486
Less: allowance for credit losses on loans	(50,242)	(47,940)
Loans, net	4,298,591	4,172,546
Accrued interest receivable	29,882	33,392
Premises and equipment, net	58,482	63,708
Federal Home Loan Bank stock	4,078	9,358
Bank owned life insurance	28,170	28,240
Goodwill	223,642	223,642
Core deposit intangibles, net	13,156	14,658
Other assets	73,605	28,136
TOTAL ASSETS	$6,731,764	$7,104,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,394,719	$2,243,085
Interest-bearing
Demand	1,016,381	869,984
Money market and savings	1,510,008	1,643,745
Certificates and other time	959,524	1,290,825
Total interest-bearing deposits	3,485,913	3,804,554
Total deposits	5,880,632	6,047,639
Accrued interest payable	1,500	1,753
Borrowed funds	—	89,956
Subordinated debt	109,109	108,847
Other liabilities	35,194	40,291
Total liabilities	6,026,435	6,288,486
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1 par value; 80,000,000 shares authorized; 20,154,284 shares issued and outstanding at June 30, 2022 and 20,337,220 shares issued and outstanding at December 31, 2021	20,154	20,337
Capital surplus	504,165	510,797
Retained earnings	296,477	267,092
Accumulated other comprehensive (loss) income	(115,467)	18,242
Total shareholders’ equity	705,329	816,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,731,764	$7,104,954
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$53,835	$57,691	$106,205	$115,682
Securities:
Taxable	5,571	2,556	10,639	4,958
Tax-exempt	2,557	2,491	5,082	4,885
Deposits in other financial institutions	877	94	1,217	135
Total interest income	62,840	62,832	123,143	125,660
INTEREST EXPENSE:
Demand, money market and savings deposits	1,859	1,337	3,206	2,821
Certificates and other time deposits	1,922	2,989	4,078	6,654
Borrowed funds	114	469	300	1,008
Subordinated debt	1,463	1,441	2,905	2,883
Total interest expense	5,358	6,236	10,489	13,366
NET INTEREST INCOME	57,482	56,596	112,654	112,294
Provision for credit losses	2,143	(2,679)	3,957	(2,040)
Net interest income after provision for credit losses	55,339	59,275	108,697	114,334
NONINTEREST INCOME:
Nonsufficient funds fees	126	94	242	177
Service charges on deposit accounts	560	382	1,087	770
(Loss) gain on securities	(17)	—	(17)	49
Loss on sale of other real estate and other repossessed assets	—	—	—	(176)
Bank owned life insurance income	342	151	475	290
Debit card and ATM card income	880	761	1,699	1,391
Other	813	885	3,236	1,508
Total noninterest income	2,704	2,273	6,722	4,009
NONINTEREST EXPENSE:
Salaries and employee benefits	21,864	22,472	44,592	44,924
Net occupancy and equipment	2,220	2,225	4,425	4,615
Depreciation	1,012	1,057	2,045	2,091
Data processing and software amortization	2,522	2,176	5,020	4,376
Professional fees	662	608	800	1,397
Regulatory assessments and FDIC insurance	1,256	768	2,517	1,575
Core deposit intangibles amortization	751	824	1,502	1,648
Communications	363	332	704	653
Advertising	483	432	945	730
Other real estate expense	65	229	124	342
Acquisition and merger-related expenses	1,667	—	2,118	—
Other	5,039	2,472	7,629	6,163
Total noninterest expense	37,904	33,595	72,421	68,514
INCOME BEFORE INCOME TAXES	20,139	27,953	42,998	49,829
Provision for income taxes	3,702	5,028	7,904	8,894
NET INCOME	$16,437	$22,925	$35,094	$40,935
EARNINGS PER SHARE:
Basic	$0.81	$1.13	$1.72	$2.03
Diluted	$0.80	$1.12	$1.71	$2.01
DIVIDENDS PER SHARE	$0.14	$0.12	$0.28	$0.24
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$16,437	$22,925	$35,094	$40,935
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(65,648)	8,902	(169,269)	(5,808)
Reclassification of loss (gain) realized on securities	17	—	17	(49)
Unrealized (loss) gain on cash flow hedge:
Change in fair value of cash flow hedge	—	(347)	—	1,477
Reclassification of gain realized through the termination of cash flow hedge	—	(225)	—	(225)
Total other comprehensive (loss) income	(65,631)	8,330	(169,252)	(4,605)
Deferred tax benefit (expense) related to other comprehensive loss	13,782	(1,749)	35,543	968
Other comprehensive (loss) income, net of tax	(51,849)	6,581	(133,709)	(3,637)
Comprehensive (loss) income	$(35,412)	$29,506	$(98,615)	$37,298
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT MARCH 31, 2021	20,182,971	$20,183	$505,307	$210,834	$24,213	$760,537
Net income				22,925		22,925
Other comprehensive loss					6,581	6,581
Cash dividends declared, $0.12 per share				(2,426)		(2,426)
Common stock issued in connection with the exercise of stock options and restricted stock awards	29,563	30	464			494
Stock based compensation expense			1,039			1,039
BALANCE AT JUNE 30, 2021	20,212,534	$20,213	$506,810	$231,333	$30,794	$789,150

BALANCE AT MARCH 31, 2022	20,378,116	$20,378	$512,284	$282,896	$(63,618)	$751,940
Net income				16,437		16,437
Other comprehensive loss					(51,849)	(51,849)
Cash dividends declared, $0.14 per share				(2,856)		(2,856)
Common stock issued in connection with the exercise of stock options and restricted stock awards	23,117	23	393			416
Repurchase of common stock	(246,949)	(247)	(9,443)			(9,690)
Stock based compensation expense			931			931
BALANCE AT JUNE 30, 2022	20,154,284	$20,154	$504,165	$296,477	$(115,467)	$705,329

BALANCE AT DECEMBER 31, 2020	20,208,323	$20,208	$508,794	$195,236	$34,431	$758,669
Net income				40,935		40,935
Other comprehensive income					(3,637)	(3,637)
Cash dividends declared, $0.24 per share				(4,838)		(4,838)
Common stock issued in connection with the exercise of stock options and restricted stock awards	165,417	166	1,655			1,821
Repurchase of common stock	(161,206)	(161)	(5,498)			(5,659)
Stock based compensation expense			1,859			1,859
BALANCE AT JUNE 30, 2021	20,212,534	$20,213	$506,810	$231,333	$30,794	$789,150

BALANCE AT DECEMBER 31, 2021	20,337,220	$20,337	$510,797	$267,092	$18,242	$816,468
Net income				35,094		35,094
Other comprehensive loss					(133,709)	(133,709)
Cash dividends declared, $0.28 per share				(5,709)		(5,709)
Common stock issued in connection with the exercise of stock options and restricted stock awards	64,013	64	921			985
Repurchase of common stock	(246,949)	(247)	(9,443)			(9,690)
Stock based compensation expense			1,890			1,890
BALANCE AT JUNE 30, 2022	20,154,284	$20,154	$504,165	$296,477	$(115,467)	$705,329
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,094	$40,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	3,547	3,739
Provision for credit losses	3,957	(2,040)
Deferred income tax benefit	(97)	(449)
Net amortization of premium on investments	5,558	3,162
Excess tax benefit from stock based compensation	(154)	(262)
Bank owned life insurance income	(475)	(290)
Net accretion of discount on loans	(139)	(262)
Net amortization of discount on subordinated debt	58	57
Net accretion of discount on certificates of deposit	(31)	(99)
Loss on sale of other real estate and other repossessed assets	—	176
Loss on write-downs of premises, equipment and other real estate	—	1,317
Net loss (gain) on sale of securities	17	(49)
Federal Home Loan Bank stock dividends	(35)	(36)
Stock based compensation expense	1,890	1,859
Net change in operating leases	1,515	1,428
Increase in accrued interest receivable and other assets	(4,153)	(5,292)
Increase in accrued interest payable and other liabilities	(5,694)	83
Net cash provided by operating activities	40,858	43,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,283,396	2,428,915
Proceeds from sales and calls of available for sale securities	5,056	4,898
Purchase of available for sale securities	(2,398,416)	(2,646,763)
Net change in total loans	(129,096)	38,790
Purchase of bank premises and equipment	(395)	(2,016)
Proceeds from sale of bank premises, equipment and other real estate	—	430
Net redemptions (purchases) of Federal Home Loan Bank stock	5,315	(442)
Net cash used in investing activities	(234,140)	(176,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	151,634	268,475
Net (decrease) increase in interest-bearing deposits	(318,610)	176,500
Net change in other borrowed funds	(90,000)	—
Net paydown in borrowings under credit agreement	—	(15,569)
Dividends paid to common shareholders	(5,709)	(4,838)
Proceeds from the issuance of common stock and stock option exercises	985	1,821
Repurchase of common stock	(9,690)	(5,659)
Net cash (used in) provided by financing activities	(271,390)	420,730
NET CHANGE IN CASH AND CASH EQUIVALENTS	(464,672)	288,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	757,509	422,766
CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,837	$711,285
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$6,900	$13,500
Interest paid	10,742	14,127
Cash paid for operating lease liabilities	1,723	1,728
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$76	$502
Loans transferred to other real estate	—	821
Bank-financed sales of other real estate	—	8,125
Branch assets transferred to assets held for sale	2,137	—
See condensed notes to interim consolidated financial statements.

ALLEGIANCE BANCSHARES, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Allegiance Bancshares, Inc. (“Allegiance”) and its wholly-owned subsidiary, Allegiance Bank, (the “Bank”, and together with Allegiance, collectively referred to as the “Company”) provide commercial and retail loans and commercial banking services. The Company derives substantially all of its revenues and income from the operation of the Bank. The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small to medium-sized businesses, professionals and individual customers. The Company operated 26 full-service banking locations in the Houston region, which it defines as the Houston-The Woodlands-Sugar Land and Beaumont-Port Arthur metropolitan statistical areas, with 25 bank offices in the Houston metropolitan area and one bank office location in Beaumont, just outside of the Houston metropolitan area as of June 30, 2022. The Bank provides its customers with a variety of banking services including checking accounts, savings accounts and certificates of deposit, and its primary lending products are commercial, personal, automobile, mortgage and home improvement loans. The Bank also offers safe deposit boxes, automated teller machines, drive-through services and 24-hour depository facilities.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Pending Merger of Equals
On November 8, 2021, Allegiance and CBTX, Inc., jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX, Inc. common stock for each share of Allegiance common stock they own. Following the completion of the merger, we estimate that former Allegiance shareholders will own approximately 54% and former CBTX, Inc. shareholders will own approximately 46% of the combined company. The companies have received the requisite approvals from the Federal Deposit Insurance Corporation, Texas Department of Banking and both companies' shareholders and, subject to receipt of the approval of the Board of Governors of the Federal Reserve System and the satisfaction or in some cases waiver of the closing conditions, the parties anticipate closing in the third quarter of the year.
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

In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. ASU 2022-02 will become effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and is not expected to have a significant impact on the Company’s financial statements.
2. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$223,642	$17,954
Amortization	—	(3,296)
Balance as of December 31, 2021	223,642	14,658
Amortization	—	(1,502)
Balance as of June 30, 2022	$223,642	$13,156
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2022, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2022 is as follows (dollars in thousands):

Remaining 2022	$1,501
2023	2,323
2024	2,188
2025	2,061
2026	1,941
Thereafter	3,142
Total	$13,156

3. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$418,708	$143	$(14,876)	$403,975
Municipal securities	479,941	1,223	(37,705)	443,459
Agency mortgage-backed pass-through securities	326,050	12	(33,729)	292,333
Agency collateralized mortgage obligations	503,458	5	(56,059)	447,404
Corporate bonds and other	127,314	422	(5,586)	122,150
Total	$1,855,471	$1,805	$(147,955)	$1,709,321

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
As of June 30, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon the Company’s analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to its available for sale securities and in consideration of the Company's historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,505	$5,519
Due after one year through five years	268,365	255,109
Due after five years through ten years	168,852	162,684
Due after ten years	583,241	546,272
Subtotal	1,025,963	969,584
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	829,508	739,737
Total	$1,855,471	$1,709,321
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$355,744	$(14,569)	$30,346	$(307)	$386,090	$(14,876)
Municipal securities	324,135	(34,204)	15,256	(3,501)	339,391	(37,705)
Agency mortgage-backed pass-through securities	214,417	(23,738)	77,459	(9,991)	291,876	(33,729)
Agency collateralized mortgage obligations	408,929	(51,278)	35,014	(4,781)	443,943	(56,059)
Corporate bonds and other	65,303	(4,633)	7,823	(953)	73,126	(5,586)
Total	$1,368,528	$(128,422)	$165,898	$(19,533)	$1,534,426	$(147,955)

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$340,161	$(1,674)	$—	$—	$340,161	$(1,674)
Municipal securities	70,019	(1,185)	10,435	(362)	80,454	(1,547)
Agency mortgage-backed pass-through securities	219,610	(5,675)	21,627	(901)	241,237	(6,576)
Agency collateralized mortgage obligations	328,300	(3,994)	13,820	(253)	342,120	(4,247)
Corporate bonds and other	38,210	(774)	—	—	38,210	(774)
Total	$996,300	$(13,302)	$45,882	$(1,516)	$1,042,182	$(14,818)

There were no sales of securities for the six months ended June 30, 2022. One security was called during the three months ended June 30, 2022 resulting in a $17 thousand loss. During the six months ended June 30, 2021, the Company sold $4.9 million of securities recording gross gains of $49 thousand with none of these securities sold during the three months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $452.9 million at June 30, 2022 and $258.8 million at December 31, 2021, respectively. The majority of the securities were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are segregated by class of loan as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commercial and industrial	$727,068	$693,559
Paycheck Protection Program (PPP)	31,855	145,942
Real estate:
Commercial real estate (including multi-family residential)	2,265,155	2,104,621
Commercial real estate construction and land development	450,694	439,125
1-4 family residential (including home equity)	682,066	685,071
Residential construction	155,017	117,901
Consumer and other	36,978	34,267
Total loans	4,348,833	4,220,486
Allowance for credit losses on loans	(50,242)	(47,940)
Loans, net	$4,298,591	$4,172,546
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $21.8 million and $26.0 million as of June 30, 2022 and December 31, 2021, respectively, due to immateriality.

	June 30, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$2,434	$—	$2,434	$9,145	$715,489	$727,068
Paycheck Protection Program (PPP)	—	—	—	—	31,855	31,855
Real estate:
Commercial real estate (including multi-family residential)	6,742	—	6,742	14,409	2,244,004	2,265,155
Commercial real estate construction and land development	4,609	—	4,609	1,511	444,574	450,694
1-4 family residential (including home equity)	3,407	—	3,407	3,040	675,619	682,066
Residential construction	1,808	—	1,808	—	153,209	155,017
Consumer and other	40	—	40	120	36,818	36,978
Total loans	$19,040	$—	$19,040	$28,225	$4,301,568	$4,348,833

	December 31, 2021
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Commercial and industrial	$1,786	$—	$1,786	$8,358	$683,415	$693,559
Paycheck Protection Program (PPP)	—	—	—	—	145,942	145,942
Real estate:
Commercial real estate (including multi-family residential)	7,689	—	7,689	12,639	2,084,293	2,104,621
Commercial real estate construction and land development	619	—	619	63	438,443	439,125
1-4 family residential (including home equity)	2,422	—	2,422	2,875	679,774	685,071
Residential construction	1,243	—	1,243	—	116,658	117,901
Consumer and other	23	—	23	192	34,052	34,267
Total loans	$13,782	$—	$13,782	$24,127	$4,182,577	$4,220,486
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

The following table presents risk ratings by category of loan as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Commercial and industrial
Pass	$89,239	$146,109	$61,299	$32,164	$18,209	$10,327	$312,786	$—	$670,133	$625,843
Watch	2,255	9,535	1,833	5,727	2,762	1,575	6,236	—	29,923	33,186
Special Mention	146	651	134	27	207	307	1,166	—	2,638	5,724
Substandard	3,230	10,981	3,548	799	1,062	2,098	2,599	—	24,317	28,705
Doubtful	57	—	—	—	—	—	—	—	57	101
Total commercial and industrial loans	$94,927	$167,276	$66,814	$38,717	$22,240	$14,307	$322,787	$—	$727,068	$693,559

Paycheck Protection Program (PPP)
Pass	$—	$25,041	$6,814	$—	$—	$—	$—	$—	$31,855	$145,942
Watch	—	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$25,041	$6,814	$—	$—	$—	$—	$—	$31,855	$145,942

Commercial real estate (including multi-family residential)
Pass	$486,394	$701,913	$366,958	$177,024	$111,619	$141,115	$44,892	$—	$2,029,915	$1,813,000
Watch	12,106	29,681	18,910	19,440	9,429	25,631	2,274	—	117,471	132,542
Special Mention	147	8,199	2,633	1,291	2,165	3,941	—	—	18,376	44,850
Substandard	17,487	17,358	19,333	11,847	17,014	13,637	2,717	—	99,393	114,229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$516,134	$757,151	$407,834	$209,602	$140,227	$184,324	$49,883	$—	$2,265,155	$2,104,621

Commercial real estate construction and land development
Pass	$138,839	$199,493	$55,818	$13,118	$5,384	$4,755	$12,966	$—	$430,373	$412,169
Watch	4,471	268	3,385	2,902	671	—	1,931	—	13,628	17,717
Special Mention	—	1,829	154	—	353	792	—	—	3,128	7,331
Substandard	1,511	1,421	94	86	453	—	—	—	3,565	1,908
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$144,821	$203,011	$59,451	$16,106	$6,861	$5,547	$14,897	$—	$450,694	$439,125

1-4 family residential (including home equity)
Pass	$105,317	$158,951	$119,116	$68,561	$37,209	$46,918	$97,344	$1,839	$635,255	$632,428
Watch	1,494	4,125	5,591	1,323	4,858	3,166	5,857	347	26,761	30,365
Special Mention	—	531	715	1,014	1,253	556	950	—	5,019	5,471
Substandard	1,051	876	1,439	3,351	1,763	4,203	2,348	—	15,031	16,807
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$107,862	$164,483	$126,861	$74,249	$45,083	$54,843	$106,499	$2,186	$682,066	$685,071

	As of June 30, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total	Total
	(Dollars in thousands)
Residential construction
Pass	$67,676	$72,550	$7,366	$1,532	$2,379	$560	$—	$—	$152,063	$113,943
Watch	476	864	—	899	—	—	—	—	2,239	2,981
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	26	689	—	—	—	—	—	—	715	977
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$68,178	$74,103	$7,366	$2,431	$2,379	$560	$—	$—	$155,017	$117,901

Consumer and other
Pass	9,480	20,083	2,309	931	664	105	2,957	—	36,529	33,638
Watch	—	108	31	118	7	—	32	—	296	381
Special Mention	1	3	—	—	13	—	—	—	17	19
Substandard	—	—	—	120	7	—	9	—	136	229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$9,481	$20,194	$2,340	$1,169	$691	$105	$2,998	$—	$36,978	$34,267

Total loans
Pass	896,945	1,324,140	619,680	293,330	175,464	203,780	470,945	1,839	3,986,123	3,776,963
Watch	20,802	44,581	29,750	30,409	17,727	30,372	16,330	347	190,318	217,172
Special Mention	294	11,213	3,636	2,332	3,991	5,596	2,116	—	29,178	63,395
Substandard	23,305	31,325	24,414	16,203	20,299	19,938	7,673	—	143,157	162,855
Doubtful	57	—	—	—	—	—	—	—	57	101
Total loans	$941,403	$1,411,259	$677,480	$342,274	$217,481	$259,686	$497,064	$2,186	$4,348,833	$4,220,486

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and six months ended June 30, 2022 and 2021:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2022	$16,295	$—	$24,877	$6,147	$752	$1,093	$51	$49,215
Provision for credit losses on loans	1,010	—	(855)	1,197	284	(45)	7	1,598
Charge-offs	(615)	—	(72)	—	—	—	—	(687)
Recoveries	11	—	50	55	—	—	—	116
Net charge-offs	(604)	—	(22)	55	—	—	—	(571)
Balance June 30, 2022	$16,701	$—	$24,000	$7,399	$1,036	$1,048	$58	$50,242
Six Months Ended
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Provision for credit losses on loans	627	—	1,134	1,144	189	73	23	3,190
Charge-offs	(956)	—	(327)	(63)	—	—	(48)	(1,394)
Recoveries	401	—	50	55	—	—	—	506
Net charge-offs	(555)	—	(277)	(8)	—	—	(48)	(888)
Balance June 30, 2022	$16,701	$—	$24,000	$7,399	$1,036	$1,048	$58	$50,242
Three Months Ended
Balance March 31, 2021	$18,697	$—	$23,779	$7,622	$1,556	$825	$279	$52,758
Provision for credit losses on loans	(306)	—	(870)	(1,616)	(231)	15	(2)	(3,010)
Charge-offs	(155)	—	—	—	(21)	—	(4)	(180)
Recoveries	18	—	—	—	—	—	—	18
Net charge-offs	(137)	—	—	—	(21)	—	(4)	(162)
Balance June 30, 2021	$18,254	$—	$22,909	$6,006	$1,304	$840	$273	$49,586
Six Months Ended
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for credit losses on loans	998	—	(1,025)	(933)	(1,954)	(30)	(136)	(3,080)
Charge-offs	(559)	—	—	—	(21)	—	(4)	(584)
Recoveries	77	—	—	—	—	—	—	77
Net charge-offs	(482)	—	—	—	(21)	—	(4)	(507)
Balance June 30, 2021	$18,254	$—	$22,909	$6,006	$1,304	$840	$273	$49,586
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation. The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$4,281	$—	$4,281
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	6,491	—	—	6,491
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	4,359	—	—	4,359
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$10,850	$4,281	$—	$15,131

	As of December 31, 2021
	Real Estate	Business Assets	Other	Total
	(Dollars in thousands)
Commercial and industrial	$—	$6,168	$—	$6,168
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,494	—	—	5,494
Commercial real estate construction and land development	63	—	—	63
1-4 family residential (including home equity)	4,685	—	—	4,685
Residential construction	—	—	—	—
Consumer and other	—	—	158	158
Total	$10,242	$6,168	$158	$16,568
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$4,771	$4,374	$9,145
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	13,893	516	14,409
Commercial real estate construction and land development	1,511	—	1,511
1-4 family residential (including home equity)	2,508	532	3,040
Residential construction	—	—	—
Consumer and other	120	—	120
Total loans	$22,803	$5,422	$28,225

	As of December 31, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$1,824	$6,534	$8,358
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,018	3,621	12,639
Commercial real estate construction and land development	63	—	63
1-4 family residential (including home equity)	2,324	551	2,875
Residential construction	—	—	—
Consumer and other	158	34	192
Total loans	$13,387	$10,740	$24,127
Troubled Debt Restructurings
As of June 30, 2022 and December 31, 2021, the Company had a recorded investment in troubled debt restructurings of $18.6 million and $19.2 million, respectively. The Company allocated $1.4 million and $1.9 million of specific reserves for troubled debt restructurings at June 30, 2022 and December 31, 2021, respectively.
The following tables present information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$544	$544	3	$805	$805
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$544	$544	3	$805	$805

	Six Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$544	$544	3	$805	$805
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	4	1,207	1,207	1	545	545
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	7	$1,751	$1,751	4	$1,350	$1,350
Troubled debt restructurings resulted in no charge-offs during the six months ended June 30, 2022 and $21 thousand of charge-offs during the six months ended June 30, 2021, respectively.
As of June 30, 2022, there were no loans modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2022. As of June 30, 2021, there was one loan for $59 thousand modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the six months ended June 30, 2021. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts to troubled debt restructured loans for the three and six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, the Company added $1.8 million in new troubled debt restructurings, of which $1.7 million was still outstanding on June 30, 2022. During the six months ended June 30, 2021, the Company added $1.4 million in new troubled debt restructurings, of which $1.4 million was still outstanding on June 30, 2021.
The Company granted principal and interest deferrals on outstanding loan balances to customers affected by the COVID-19 pandemic. Additionally, upon request and after meeting certain conditions, borrowers could be granted additional payment deferrals subsequent to the first deferral. In addition to the short-term modification program implemented by the Company, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (“TDR”) indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. As of June 30, 2022, no loans with outstanding loan balances remained on deferral. If the impact of COVID-19 persists, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2022 and 2021.

At June 30, 2022, the Company had 17 leases consisting of branch locations and office space. On the June 30, 2022 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$8,757	$10,196
Operating lease liability classified as other liabilities	$8,889	$10,370
Weighted average lease term, in years	4.81	4.97
Weighted average discount rate	2.60%	2.62%
Lease costs for the dates indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Income Statement:
Operating lease cost	$831	$860	$1,723	$1,733
Short-term lease cost	—	16	—	31
Sublease income	—	(18)	—	(36)
Total operating lease costs	$831	$858	$1,723	$1,728
A maturity analysis of the Company’s lease liabilities is as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Lease payments due:
Within one year	$1,312	$2,951
After one but within two years	2,362	2,350
After two but within three years	1,904	1,892
After three but within four years	1,378	1,366
After four but within five years	907	894
After five years	1,586	1,594
Total lease payments	9,449	11,047
Less: discount on cash flows	560	677
Total lease liability	$8,889	$10,370
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$292,837	$292,837	$—	$—	$292,837
Available for sale securities	1,709,321	—	1,709,321	—	1,709,321
Loans held for investment, net of allowance	4,298,591	—	—	4,118,460	4,118,460
Accrued interest receivable	29,882	9	8,067	21,806	29,882
Financial liabilities
Deposits	$5,880,632	$—	$5,863,764	$—	$5,863,764
Accrued interest payable	1,500	—	1,500	—	1,500
Subordinated debt	109,109	—	106,813	—	106,813

	As of December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$757,509	$757,509	$—	$—	$757,509
Available for sale securities	1,773,765	—	1,773,765	—	1,773,765
Loans held for investment, net of allowance	4,172,546	—	—	4,143,552	4,143,552
Accrued interest receivable	33,392	6	7,435	25,953	33,394
Financial liabilities
Deposits	$6,047,639	$—	$6,046,050	$—	$6,046,050
Accrued interest payable	1,753	—	1,753	—	1,753
Borrowed funds	89,956	—	73,699	—	73,699
Subordinated debt	108,847	—	113,355	—	113,355

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of June 30, 2022.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$403,975	$—	$403,975
Municipal securities	—	443,459	—	443,459
Agency mortgage-backed pass-through securities	—	292,333	—	292,333
Agency collateralized mortgage obligations	—	447,404	—	447,404
Corporate bonds and other	—	122,150	—	122,150
Total available for sale securities	$—	$1,709,321	$—	$1,709,321

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$400,551	$—	$400,551
Municipal securities	—	497,100	—	497,100
Agency mortgage-backed pass-through securities	—	302,596	—	302,596
Agency collateralized mortgage obligations	—	441,056	—	441,056
Corporate bonds and other	—	132,462	—	132,462
Total available for sale securities	$—	$1,773,765	$—	$1,773,765
There were no transfers between levels during the six months ended June 30, 2022 or 2021.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

	As of June 30, 2022
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$6,326
Commercial real estate (including multi-family residential)	—	—	39,683
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	2,921
Residential construction	—	—	—
Branch assets held for sale	5,635	—	—
	$5,635	$—	$48,930

	As of December 31, 2021
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans:
Commercial and industrial	$—	$—	$6,960
Commercial real estate (including multi-family residential)	—	—	34,627
Commercial real estate construction and land development	—	—	72
1-4 family residential (including home equity)	—	—	2,806
Residential construction	—	—	500
Branch assets held for sale	2,925	—	—
	$2,925	$—	$44,965
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
At June 30, 2022 and December 31, 2021, the balance of other real estate owned was zero.
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation insurance limit of $250 thousand at June 30, 2022 and December 31, 2021 were $484.6 million and $707.5 million, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Within one year	$753,201
After one but within two years	111,528
After two but within three years	37,500
After three but within four years	29,214
After four but within five years	28,081
Total	$959,524
The Company had $82.5 million and $306.4 million of brokered deposits as of June 30, 2022 and December 31, 2021, respectively. There were no concentrations of deposits with any one depositor at June 30, 2022 and December 31, 2021.
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
During the second quarter of 2021, the Company terminated the interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand recognized into other noninterest expenses as the forecasted transaction will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at June 30, 2022.
The effects of the Company’s cash flow hedge relationship on the statement of comprehensive income during the three and six months ended June 30, 2022 and 2021 were as follows, before tax:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Liability derivatives
Interest rate swaps	$—	$(572)	$—	$1,252
The cash flow hedge was determined to be effective during the periods outstanding and as a result qualified for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting.
9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2022, the Company had a total borrowing capacity of $2.25 billion, of which $1.73 billion was available and $522.0 million was outstanding. There were no FHLB advances outstanding at June 30, 2022. Letters of credit were

$522.0 million at June 30, 2022, of which $328.2 million will expire during the remaining months of 2022, $119.9 million will expire in 2023, $57.9 million will expire in 2024 and $16.0 million will expire in 2025.
On December 28, 2018, the Company amended its revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on each December 22nd each year thereafter. The Company is required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank. At June 30, 2022, the balance on the revolving credit agreement was zero. The credit agreement contains certain restrictive covenants. At June 30, 2022, the Company believes it was in compliance with all such debt covenants. The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.50% at June 30, 2022, and is paid quarterly.
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
The Company assumed the junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value at June 30, 2022 of $9.8 million. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. At June 30, 2022, the Company had $11.3 million outstanding in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The junior subordinated debentures are included in tier 1 capital under current regulatory guidelines and interpretations.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2022 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)	The 3-month LIBOR in effect as of June 30, 2022 was 1.9703%.
(2)	All debentures are currently callable.

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
11. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three and six months ended June 30, 2022, income tax expense was $3.7 million and $7.9 million, compared with $5.0 million and $8.9 million for the three and six months ended June 30, 2021. The effective income tax rate for the three and six months ended June 30, 2022 was 18.4%, compared to 18.0% and 17.8% for the three and six months ended June 30, 2021, respectively.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and six months ended June 30, 2022. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2018.
12. STOCK BASED COMPENSATION
At June 30, 2022, the Company had two stock-based employee compensation plans with awards outstanding. In connection with the acquisition of Post Oak Bancshares, Inc. on October 1, 2018, the Company assumed the Post Oak Bancshares, Inc. Stock Option Plan, under which no additional awards will be issued. During 2019, the Company’s Board of Directors and shareholders approved the 2019 Amended and Restated Stock Awards and Incentive Plan (the “Plan”) covering certain awards of stock-based compensation to key employees and directors of the Company. Under the Plan, the Company is authorized to issue a maximum aggregate of 3,200,000 shares of stock, up to 1,800,000 of which may be issued through incentive stock options. The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $931 thousand and $1.9 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively.
Stock Options
Options to purchase a total of 1,309,231 shares of Company stock have been granted as of June 30, 2022. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the six months ended June 30, 2022 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2022	283	$22.74	2.90	$5,508
Options granted	—	—
Options exercised	(49)	22.92
Options forfeited	(14)	23.21
Options outstanding, June 30, 2022	220	$22.67	2.49	$3,326
Options vested and exercisable, June 30, 2022	223	$22.83	2.49	$3,326
As of June 30, 2022, there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.
Restricted Stock Awards
During the six months ended June 30, 2022, the Company issued 11,864 shares of restricted stock. The shares of restricted stock generally vest over a period of four years and are considered outstanding at the date of issuance. The Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2022	168	$34.23
Share awards granted	12	42.29
Share awards vested	(56)	34.24
Unvested share awards forfeited or cancelled	(3)	32.82
Nonvested share awards outstanding, June 30, 2022	121	$34.92
As of June 30, 2022, there was $3.1 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.14 years.
Performance Share Units (“PSUs”)
PSUs are earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Allegiance Common Stock following a one-year service period. There were no PSUs awarded during the six months ended June 30, 2022. The Company awarded 56,255 PSUs during the six months ended June 30, 2021. The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At June 30, 2022, there was $1.3 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 1.55 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit	$566,388	$634,490	$484,441	$607,106
Standby letters of credit	6,490	14,297	8,536	12,624
Total	$572,878	$648,787	$492,977	$619,730
Commitments to extend credit include lines of credit as well as commitments to make new loans. Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2022, the funded fixed rate loan commitments had interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.71 years and 4.77%, respectively. As of December 31, 2021, the funded fixed rate loan commitments had interest rates ranging from 1.00% to 13.49% with a weighted average maturity and rate of 3.71 years and 4.68%, respectively.
Allowance for Credit Losses on Unfunded Commitments. In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of June 30, 2022 and December 31, 2021 was $6.1 million and $5.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.
The following table details activity in the allowance for credit losses on unfunded commitments (dollars in thousands):

Balance at March 31, 2022	$5,520
Provision for credit losses on unfunded commitments	544
Balance at June 30, 2022	$6,064

Balance at December 31, 2021	$5,298
Provision for credit losses on unfunded commitments	766
Balance at June 30, 2022	$6,064
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of June 30, 2022 and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2022 and December 31, 2021:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
ALLEGIANCE BANCSHARES, INC.
(Consolidated)
As of June 30, 2022
Total Capital (to risk weighted assets)	$749,413	15.47%	$387,425	8.00%	$508,495	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	583,998	12.06%	217,926	4.50%	338,997	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	593,808	12.26%	290,568	6.00%	411,639	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	593,808	8.65%	274,625	4.00%	274,625	4.00%	N/A	N/A
As of December 31, 2021
Total Capital (to risk weighted assets)	$722,010	16.08%	$359,214	8.00%	$471,468	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	559,926	12.47%	202,058	4.50%	314,312	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	569,678	12.69%	269,410	6.00%	381,665	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	569,678	8.53%	267,286	4.00%	267,286	4.00%	N/A	N/A
ALLEGIANCE BANK
As of June 30, 2022
Total Capital (to risk weighted assets)	$701,552	14.50%	$386,953	8.00%	$507,876	10.50%	$483,691	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	605,306	12.51%	217,661	4.50%	338,584	7.00%	314,399	6.50%
Tier 1 Capital (to risk weighted assets)	605,306	12.51%	290,215	6.00%	411,138	8.50%	386,953	8.00%
Tier 1 Capital (to average tangible assets)	605,306	8.83%	274,249	4.00%	274,249	4.00%	342,811	5.00%
As of December 31, 2021
Total Capital (to risk weighted assets)	$659,596	14.71%	$358,793	8.00%	$470,916	10.50%	$448,491	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	566,483	12.63%	201,821	4.50%	313,944	7.00%	291,519	6.50%
Tier 1 Capital (to risk weighted assets)	566,483	12.63%	269,095	6.00%	381,217	8.50%	358,793	8.00%
Tier 1 Capital (to average tangible assets)	566,483	8.49%	266,944	4.00%	266,944	4.00%	333,680	5.00%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$16,437		$22,925		$35,094		$40,935
Basic:
Weighted average shares outstanding	20,357	$0.81	20,203	$1.13	20,360	$1.72	20,171	$2.03
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	173		183		162		188
Total	20,530	$0.80	20,386	$1.12	20,522	$1.71	20,359	$2.01
There were 15,800 and 22,800 antidilutive shares as of June 30, 2022 and 2021, respectively.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause our actual results to differ from those in our forward-looking statements:
•risks related to the pending merger with CBTX, Inc. (“CBTX”), including that its consummation is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our or CBTX’s control and that we and CBTX may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger;
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
Further, these forward-looking statements speak only as of the date on which they were made and we disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. Because of these uncertainties, you should not place undue reliance on any forward-looking statement.

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
Pending Merger of Equals with CBTX, Inc.
On November 8, 2021, Allegiance and CBTX, Inc., jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of CBTX, Inc. common stock for each share of Allegiance common stock they own. Following the completion of the merger, we estimate that former Allegiance shareholders will own approximately 54% and former CBTX, Inc. shareholders will own approximately 46% of the combined company. The companies have received the requisite approvals from the Federal Deposit Insurance Corporation, Texas Department of Banking and both companies' shareholders and, subject to receipt of the approval of the Board of Governors of the Federal Reserve System and the satisfaction or in some cases waiver of the closing conditions, the parties anticipate closing in the third quarter of the year.
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
Accrued interest receivable on available for sale securities totaled $8.1 million at June 30, 2022 and is excluded from the estimate of credit losses.
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
Participation in PPP Loan Program
We elected to participate in the first and second rounds of the Small Business Administration Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) program funding over $1.08 billion in loans. We have received fees and incurred incremental direct origination costs related to our participation in the PPP loan program, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. During the three and six months ended June 30, 2022, we recognized total net fee revenue into interest income of $1.4 million and $4.0 million, respectively, related to PPP fees compared to $6.4 million and $13.3 million, respectively, for the same periods in 2021. The remainder of the PPP loan deferred fees totaled approximately $934 thousand at June 30, 2022. These remaining deferred fees will be amortized over the shorter of the repayment period or the contractual life of the loans.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Results of Operations
Net income was $16.4 million, or $0.80 per diluted share, for the second quarter 2022 compared to $22.9 million, or $1.12 per diluted share, for the second quarter 2021 primarily due to a $2.2 million operational loss and $1.7 million of acquisition and merger-related expenses recorded during the second quarter 2022, partially offset by increased net interest income, which included higher interest income on securities and lower interest income on loans due to the impact of $5.0 million less PPP loan revenue. Annualized returns on average assets, average equity and average tangible equity were 0.94%, 8.86% and 13.00%, respectively, compared to 1.42%, 11.87% and 17.20%, respectively, for the three months ended June 30, 2022 and 2021, respectively. Return on average tangible equity is a non-GAAP financial measure. See the GAAP to non-GAAP reconciliation table provided for a more detailed analysis. The efficiency ratio increased to 62.96% for the second quarter 2022 from 57.07% for the second quarter 2021 primarily due to the operational loss and acquisition and merger-related expenses recorded in the second quarter 2022. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net income was $35.1 million, or $1.71 per diluted share, for the six months ended June 30, 2022 compared to $40.9 million, or $2.01 per diluted share, for the six months ended June 30, 2021. The six months ended June 30, 2022 results included a provision for credit losses compared to a recapture of provision for credit losses, the $2.2 million operational loss, $2.1 million of acquisition and merger-related expenses related to the pending merger of equals with CBTX and lower interest income due to the decreased impact of PPP loan revenue of $9.3 million partially offset by higher interest income on securities compared to the same period in 2021. Annualized returns on average assets, average shareholders’ equity and average tangible shareholders’ equity were 0.99%, 9.14% and 13.19%, respectively, compared to 1.30%, 10.75% and 15.65%, respectively, for the six months ended June 30, 2022 and 2021, respectively. The efficiency ratio increased to 60.66% for the six months ended June 30, 2022 from 58.93% for the six months ended June 30, 2021 primarily due to the operational loss and acquisition and merger-related expenses.
Net Interest Income
Three months ended June 30, 2022 compared with three months ended June 30, 2021. Net interest income before the provision for credit losses for the three months ended June 30, 2022 was $57.5 million compared with $56.6 million for the three months ended June 30, 2021, a slight increase of $886 thousand, or 1.6%. This increase in net interest income was primarily due to increased interest income on securities and decreased interest expense partially offset by decreased interest income on loans due to the decreased impact of PPP loans and changes in market interest rates.
Interest income was $62.8 million for the three months ended June 30, 2022, remaining relatively flat, compared to the three months ended June 30, 2021, primarily due to decreased PPP fee income recognition into interest income offset by increased core loan interest income and increased interest income on securities and deposits in other financial institutions. Average securities outstanding increased $902.6 million and deposits in other financial institutions increased $241.4 million while average loans outstanding decreased $239.4 million primarily due to paydowns of PPP loans partially offset by the origination of core loans for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The net increase in total average interest-earning asset balances was partially offset by the decrease in average yield on securities to 1.83% from 2.31% due to the impact of lower interest rates and the decrease in average yield on loans to 5.02% for the three months ended June 30, 2022 from 5.09% for the same period in 2021. This decrease in average yield on loans was primarily due to $1.4 million of PPP fee income recognition during the three months ended June 30, 2022 compared to $6.4 million recognized for the three months ended June 30, 2021.
Interest expense was $5.4 million for the three months ended June 30, 2022, a decrease of $878 thousand, or 14.1%, compared to the three months ended June 30, 2021. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 56 basis points for the three months ended June 30, 2022 compared to 67 basis points for the same period in 2021. Average interest-bearing liabilities increased $143.9 million, or 3.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received along with organic deposit growth.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2022 was 3.53%, a decrease of 49 basis points compared to 4.02% for the three months ended June 30, 2021. The decrease in the margin over the prior year was primarily due to the decrease in the average yield on interest-earning assets, driven by decreased PPP revenue recognition and changes in the composition of earnings assets, partially offset by decreased funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates and changes in the volume and relative mix of the underlying assets and liabilities. The average yield on interest-earning assets of 3.81% and the average rate paid on interest-bearing liabilities of 0.56% for the second quarter 2022 decreased by 60 basis points and 11 basis points, respectively, over the same period in 2021. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2022 and 2021, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$4,303,714	$53,835	5.02%	$4,543,142	$57,691	5.09%
Securities	1,778,745	8,128	1.83%	876,099	5,047	2.31%
Deposits in other financial institutions	535,546	877	0.66%	294,188	94	0.13%
Total interest-earning assets	6,618,005	$62,840	3.81%	5,713,429	$62,832	4.41%
Allowance for credit losses on loans	(49,290)			(52,699)
Noninterest-earning assets	450,584			835,801
Total assets	$7,019,299			$6,496,531

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,044,493	$927	0.36%	$534,314	$326	0.24%
Money market and savings deposits	1,566,376	932	0.24%	1,561,987	1,011	0.26%
Certificates and other time deposits	1,088,664	1,922	0.71%	1,365,881	2,989	0.88%
Borrowed funds	50,116	114	0.91%	144,126	469	1.31%
Subordinated debt	109,045	1,463	5.38%	108,523	1,441	5.33%
Total interest-bearing liabilities	3,858,694	$5,358	0.56%	3,714,831	$6,236	0.67%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	2,382,230			1,968,714
Other liabilities	34,249			38,183
Total liabilities	6,275,173			5,721,728
Shareholders' equity	744,126			774,803
Total liabilities and shareholders' equity	$7,019,299			$6,496,531

Net interest rate spread			3.25%			3.74%

Net interest income and margin(1)		$57,482	3.48%		$56,596	3.97%

Net interest income and margin (tax equivalent)(2)		$58,238	3.53%		$57,287	4.02%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended June 30, 2022 and 2021 and other applicable effective tax rates.

Six months ended June 30, 2022 compared with six months ended June 30, 2021. Net interest income before the provision for credit losses for the six months ended June 30, 2022 was $112.7 million compared with $112.3 million for the six months ended June 30, 2021, an increase of $360 thousand, or 0.3%. The increase in net interest income was primarily due to lower funding costs on interest-bearing liabilities and higher interest income from securities and deposits in other financial institutions partially offset by lower interest income on loans due to lower PPP fee income recognition.
Interest income was $123.1 million for the six months ended June 30, 2022, a decrease of $2.5 million, or 2.0%, compared with the six months ended June 30, 2021, primarily due to the decreased impact of PPP loan revenue on interest income on loans partially offset by increased interest income from securities income and deposits in other financial institutions. Average securities outstanding increased $974.1 million, or 117.0%, for the same period. The resulting increase in interest income was partially offset by the decrease in the average yield on securities to 1.75% for the six months ended June 30, 2022 from 2.38% for the same period in 2021 due to lower interest rates. Average loans outstanding decreased $289.2 million, or 6.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to forgiveness of PPP loans offset by origination of core loans over the prior year. Interest income also decreased as a result of PPP fee income recognition of $4.0 million during the six months ended June 30, 2022 compared to $13.3 million recognized for the same period in 2021.
Interest expense was $10.5 million for the six months ended June 30, 2022, a decrease of $2.9 million, or 21.5%, compared to the six months ended June 30, 2021. This decrease was primarily due to lower funding costs on interest-bearing deposits partially offset by an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities decreased to 53 basis points for the six months ended June 30, 2022 compared to 74 basis points for the same period in 2021. Average interest-bearing liabilities increased $324.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due in part to funds from government stimulus programs such as the PPP and consumer economic impact payments received along with organic deposit growth.
Tax equivalent net interest margin for the six months ended June 30, 2022 was 3.41%, a decrease of 69 basis points compared to 4.10% for the six months ended June 30, 2021. The decrease in the net interest margin on a tax equivalent basis was primarily due to the decrease in the average yield on interest-earning assets, driven by decreased PPP revenue recognition and changes in the composition of earnings assets, partially offset by decreased funding costs. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates and changes in the volume and relative mix of the underlying assets and liabilities. The average rate paid on interest-bearing liabilities of 0.53% and the average yield on interest-earning assets of 3.68% for the six months ended June 30, 2022 decreased by 21 basis points and 86 basis points, respectively, over the same period in 2021.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$4,267,810	$106,205	5.02%	$4,557,016	$115,682	5.12%
Securities	1,807,024	15,721	1.75%	832,884	9,843	2.38%
Deposits in other financial institutions	670,316	1,217	0.37%	195,768	135	0.14%
Total interest-earning assets	6,745,150	$123,143	3.68%	$5,585,668	$125,660	4.54%
Allowance for credit losses on loans	(48,819)			(53,033)
Noninterest-earning assets	441,390			798,468
Total assets	$7,137,721			$6,331,103

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,057,678	$1,476	0.28%	$496,399	$697	0.28%
Money market and savings deposits	1,575,325	1,730	0.22%	1,550,620	2,124	0.28%
Certificates and other time deposits	1,166,490	4,078	0.70%	1,349,364	6,654	0.99%
Borrowed funds	69,868	300	0.87%	149,496	1,008	1.36%
Subordinated debt	108,979	2,905	5.38%	108,455	2,883	5.36%
Total interest-bearing liabilities	3,978,340	$10,489	0.53%	3,654,334	$13,366	0.74%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	2,347,366			1,868,783
Other liabilities	37,767			39,748
Total liabilities	6,363,473			5,562,865
Shareholders' equity	774,248			768,238
Total liabilities and shareholders' equity	$7,137,721			$6,331,103

Net interest rate spread			3.15%			3.80%

Net interest income and margin		$112,654	3.37%		$112,294	4.05%

Net interest income and net interest margin (tax equivalent)		$114,160	3.41%		$113,604	4.10%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the six months ended June 30, 2022 and 2021 and other applicable effective tax rates.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$(3,040)	$(816)	$(3,856)	$(7,342)	$(2,135)	$(9,477)
Securities	5,200	(2,119)	3,081	11,512	(5,634)	5,878
Deposits in other financial institutions	77	706	783	327	755	1,082
Total increase (decrease) in interest income	2,237	(2,229)	8	4,497	(7,014)	(2,517)

Interest-bearing Liabilities:
Interest-bearing demand deposits	311	290	601	788	(9)	779
Money market and savings deposits	3	(82)	(79)	34	(428)	(394)
Certificates and other time deposits	(607)	(460)	(1,067)	(902)	(1,674)	(2,576)
Borrowed funds	(306)	(49)	(355)	(537)	(171)	(708)
Subordinated debt	7	15	22	14	8	22
Total (decrease) increase in interest expense	(592)	(286)	(878)	(603)	(2,274)	(2,877)
Increase (decrease) in net interest income	$2,829	$(1,943)	886	$5,100	$(4,740)	360
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $2.1 million provision for credit losses and a $2.7 million recapture of provision for credit losses for the three months ended June 30, 2022 and 2021, respectively, and recorded a provision for credit losses of $4.0 million and a $2.0 million recapture of provision for credit losses for the six months ended June 30, 2022 and 2021, respectively. The provision for credit losses for the three and six months ended June 30, 2022 compared to the same period in 2021 reflects the increase in core loans during the first half of 2022. Core loans exclude PPP loans.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2022 compared with three months ended June 30, 2021. Noninterest income totaled $2.7 million for the three months ended June 30, 2022 compared with $2.3 million for the same period in 2021, an increase of $431 thousand, or 19.0%, primarily due to increased service charges on deposit accounts, debit card and ATM card income and bank owned life insurance.
Six months ended June 30, 2022 compared with six months ended June 30, 2021. Noninterest income totaled $6.7 million for the six months ended June 30, 2022 compared with $4.0 million for the same period in 2021, an increase of $2.7 million, or 67.7% due primarily to $1.3 million in income from Small Business Investment Company investments along with increased service charges and debit card and ATM card income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase (Decrease)	For the Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(Dollars in thousands)
Nonsufficient funds fees	$126	$94	$32	$242	$177	$65
Service charges on deposit accounts	560	382	178	1,087	770	317
(Loss) gain on securities	(17)	—	(17)	(17)	49	(66)
Loss on sale of other real estate and repossessed assets	—	—	—	—	(176)	176
Bank owned life insurance income	342	151	191	475	290	185
Debit card and ATM card income	880	761	119	1,699	1,391	308
Rebate from correspondent bank	—	73	(73)	—	205	(205)
Other(1)	813	812	1	3,236	1,303	1,933
Total noninterest income	$2,704	$2,273	$431	$6,722	$4,009	$2,713
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended June 30, 2022 compared with three months ended June 30, 2021. Noninterest expense was $37.9 million for the three months ended June 30, 2022 compared to $33.6 million for the three months ended June 30, 2021, an increase of $4.3 million or 12.8%, primarily due a $2.2 million operational loss along with $1.7 million of acquisition and merger-related expenses associated with the pending merger with CBTX during the second quarter 2022.
Six months ended June 30, 2022 compared with six months ended June 30, 2021. Noninterest expense was $72.4 million for the six months ended June 30, 2022 compared to $68.5 million for the six months ended June 30, 2021, an increase of $3.9 million, or 5.7%. This increase was primarily due to a $2.2 million operational loss along with $2.1 million of acquisition and merger-related expenses during the six months ended June 30, 2022.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)	For the Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(Dollars in thousands)
Salaries and employee benefits(1)	$21,864	$22,472	$(608)	$44,592	$44,924	$(332)
Net occupancy and equipment	2,220	2,225	(5)	4,425	4,615	(190)
Depreciation	1,012	1,057	(45)	2,045	2,091	(46)
Data processing and software amortization	2,522	2,176	346	5,020	4,376	644
Professional fees	662	608	54	800	1,397	(597)
Regulatory assessments and FDIC insurance	1,256	768	488	2,517	1,575	942
Core deposit intangibles amortization	751	824	(73)	1,502	1,648	(146)
Communications	363	332	31	704	653	51
Advertising	483	432	51	945	730	215
Other real estate expense	65	229	(164)	124	342	(218)
Acquisition and merger-related expenses	1,667	—	1,667	2,118	—	2,118
Printing and supplies	55	67	(12)	117	140	(23)
Other	4,984	2,405	2,579	7,512	6,023	1,489
Total noninterest expense	$37,904	$33,595	$4,309	$72,421	$68,514	$3,907
(1)Total salaries and employee benefits includes $931 thousand and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million for each of the six months ended June 30, 2022 and 2021, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits decreased $332 thousand, or 0.7%, for the six months ended June 30, 2022, compared to the same period in 2021 primarily due to decreased performance-based bonus and profit sharing accruals.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $2.1 million incurred during the six months ended June 30, 2022 were primarily legal and advisory fees associated with the pending merger with CBTX.
Other. Other noninterest expenses increased $1.5 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a $2.2 million operational loss during the second quarter partially offset by a $1.3 million write-down of assets related to the closure of a bank office during the first quarter 2021.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was to 62.96% and 60.66% for the three and six months ended June 30, 2022, compared to 57.07% and 58.93% for the three and six months ended June 30, 2021, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $1.3 million to $3.7 million for the three months ended June 30, 2022 compared with $5.0 million for the same period in 2021 and decreased $990 thousand to $7.9 million for the six months ended June 30, 2022 compared with $8.9 million for the same period in 2021 primarily due to the decrease in pre-tax net income. Our effective tax rate was 18.4% for the three and six months ended June 30, 2022 compared to 18.0% and 17.8% for the three and six months ended June 30, 2021, respectively.
Financial Condition
Loan Portfolio
At June 30, 2022, total loans were $4.35 billion, an increase of $128.3 million, or 3.0%, compared with December 31, 2021, primarily due to organic growth within our loan portfolio partially offset by paydowns of PPP loans during the six months ended June 30, 2022.
Total loans as a percentage of deposits were 74.0% and 69.8% as of June 30, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 64.6% and 59.4% as of June 30, 2022 and December 31, 2021, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$727,068	16.7%	$693,559	16.4%
Paycheck Protection Program (PPP)	31,855	0.7%	145,942	3.5%
Real estate:
Commercial real estate (including multi-family residential)	2,265,155	52.1%	2,104,621	49.9%
Commercial real estate construction and land development	450,694	10.4%	439,125	10.4%
1-4 family residential (including home equity)	682,066	15.7%	685,071	16.2%
Residential construction	155,017	3.6%	117,901	2.8%
Consumer and other	36,978	0.8%	34,267	0.8%
Total loans	4,348,833	100.0%	4,220,486	100.0%
Allowance for credit losses on loans	(50,242)		(47,940)
Loans, net	$4,298,591		$4,172,546
Lending activities originate from the efforts of our lenders, with an emphasis on lending to small to medium-sized businesses and companies, professionals and individuals located in the Houston region.
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten primarily on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $33.5 million, or 4.8%, to $727.1 million as of June 30, 2022 from $693.6 million as of December 31, 2021.

Paycheck Protection Program (PPP). The CARES Act authorized the Small Business Administration (SBA) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a preferred SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA provides a 100% guarantee of the PPP loan made to an eligible borrower. The principal balance of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced in full, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The balance of PPP loans decreased $114.1 million to $31.9 million as of June 30, 2022 from $145.9 million as of December 31, 2021 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2022 and December 31, 2021, 54.4% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $160.5 million, or 7.6%, to $2.27 billion as of June 30, 2022 from $2.10 billion as of December 31, 2021, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased to $91.4 million as of June 30, 2022 from $77.1 million as of December 31, 2021. We had 134 multi-family loans with an average loan size of $682 thousand as of June 30, 2022.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of June 30, 2022 and December 31, 2021, 18.9% and 22.3%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $11.6 million, or 2.6%, to $450.7 million as of June 30, 2022 compared to $439.1 million as of December 31, 2021.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) decreased $3.0 million, or 0.4%, to $682.1 million as of June 30, 2022 from $685.1 million as of December 31, 2021. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio decreased $6.0 million, or 5.0%, to $113.0 million as of June 30, 2022 from $119.0 million as of December 31, 2021.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $37.1 million, or 31.5%, to $155.0 million as of June 30, 2022 from $117.9 million as of December 31, 2021.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Our consumer and other loan portfolio increased $2.7 million, or 7.9%, to $37.0 million as of June 30, 2022 from $34.3 million as of December 31, 2021.
Asset Quality
Nonperforming Assets
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $28.2 million and $24.1 million in nonperforming loans as of June 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$9,145	$8,358
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	14,409	12,639
Commercial real estate construction and land development	1,511	63
1-4 family residential (including home equity)	3,040	2,875
Residential construction	—	—
Consumer and other	120	192
Total nonaccrual loans	28,225	24,127
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	28,225	24,127
Other real estate	—	—
Total nonperforming assets	$28,225	$24,127
Restructured loans(1)	$11,351	$9,068
Nonperforming assets to total assets	0.42%	0.34%
Nonperforming loans to total loans	0.65%	0.57%
(1)Restructured loans represent the balance at the end of the respective period for those loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans are included in the loans that are accruing, restructured and impaired that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2022 and December 31, 2021, we had $53.0 million and $47.1 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At June 30, 2022, potential problem loans consisted of 31 credit relationships. Of the total outstanding balance at June 30, 2022, 35.4% to four customers in the hotel industry, 20.6% to four customers in the daycare industry, 19.7% to four customers in the fitness industry, 6.4% to one customer in the car wash industry, 5.4% to five customers in the energy industry, 3.8% to one customer in the event center industry, 2.6% to one customer in the convenience store industry, 2.4% to one customer in the CRE investments industry, 1.6% to one customer in the legal industry, 1.2% to four customers in the commercial services industry, 0.3% to one customer in the wholesale industry, 0.3% to one customer in the consumer services industry, 0.2% to two customers in the consumer real estate industry and 0.1% to one customer in the medical industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy-related credits, among other factors, have caused us to heighten the attention given to these credits.
The Company granted initial principal and interest deferrals on outstanding loan balances to borrowers in connection with the COVID-19 relief provided by the CARES Act and subsequent deferrals upon request and after meeting certain conditions. These deferrals were generally no more than 90 days in duration.
We have also actively participated in assisting with applications for resources through the PPP. PPP loans have a two-year or five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, we had funded over $1.08 billion in PPP loans. The balance of the PPP loans decreased to $31.9 million at June 30, 2022 as a result of loan forgiveness. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional provision expense charged to earnings.

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
At June 30, 2022, our allowance for credit losses on loans amounted to $50.2 million, or 1.16% of total loans, compared with $47.9 million, or 1.14%, of total loans as of December 31, 2021. The increase in the allowance for credit losses on loans during the second quarter of 2022 reflected an increase in core loans.
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

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$4,267,810	$4,557,016
Gross loans outstanding at end of period	4,348,833	4,460,743
Allowance for credit losses on loans at beginning of period	47,940	53,173
Provision for credit losses on loans	3,190	(3,080)
Charge-offs:
Commercial and industrial loans	(956)	(559)
Real estate:
Commercial real estate (including multi-family residential)	(327)	—
Commercial real estate construction and land development	(63)	—
1-4 family residential (including home equity)	—	(21)
Residential construction	—	—
Consumer and other	(48)	(4)
Total charge-offs for all loan types	(1,394)	(584)
Recoveries:
Commercial and industrial loans	401	77
Real estate:
Commercial real estate (including multi-family residential)	50	—
Commercial real estate construction and land development	55	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	—	—
Total recoveries for all loan types	506	77
Net charge-offs	(888)	(507)
Allowance for credit losses on loans at end of period	$50,242	$49,586
Allowance for credit losses on loans to total loans	1.16%	1.11%
Net charge-offs to average loans(1)	0.04%	0.02%
Allowance for credit losses on loans to nonperforming loans	178.01%	135.32%
(1)Interim periods annualized.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2022, the carrying amount of investment securities totaled $1.71 billion, a decrease of $64.4 million, or 3.6%, compared with $1.77 billion as of December 31, 2021. Securities represented 25.4% and 25.0% of total assets as of June 30, 2022 and December 31, 2021, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.

The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$418,708	$143	$(14,876)	$403,975
Municipal securities	479,941	1,223	(37,705)	443,459
Agency mortgage-backed pass-through securities	326,050	12	(33,729)	292,333
Agency collateralized mortgage obligations	503,458	5	(56,059)	447,404
Corporate bonds and other	127,314	422	(5,586)	122,150
Total	$1,855,471	$1,805	$(147,955)	$1,709,321

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” At June 30, 2022, the Company had 381 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

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

	June 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,152	3.25%	$249,502	0.80%	$19,317	2.59%	$145,737	2.38%	$418,708	1.46%
Municipal securities	1,353	2.50%	14,863	3.35%	84,607	2.82%	379,118	3.09%	479,941	3.05%
Agency mortgage-backed pass-through securities	—	0.00%	4,828	2.95%	4,129	3.21%	317,093	1.88%	326,050	1.92%
Agency collateralized mortgage obligations	—	0.00%	17,330	2.80%	7,840	2.64%	478,288	1.50%	503,458	1.57%
Corporate bonds and other	—	0.00%	4,000	6.31%	64,928	4.60%	58,386	2.41%	127,314	3.65%
Total	$5,505	3.06%	$290,523	1.17%	$180,821	3.44%	$1,378,622	2.16%	$1,855,471	2.13%

	December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,127	3.25%	$249,188	0.80%	$22,752	1.29%	$125,744	0.98%	$401,811	0.91%
Municipal securities	2,383	3.16%	5,548	3.63%	73,369	2.93%	386,864	3.06%	468,164	3.05%
Agency mortgage-backed pass-through securities	—	0.00%	4,954	2.96%	4,805	3.21%	297,338	1.35%	307,097	1.41%
Agency collateralized mortgage obligations	—	0.00%	11,212	2.80%	14,020	2.72%	418,045	1.34%	443,277	1.42%
Corporate bonds and other	—	0.00%	3,000	5.75%	50,388	4.72%	76,926	2.33%	130,314	3.34%
Total	$6,510	3.22%	$273,902	1.04%	$165,334	3.24%	$1,304,917	1.88%	$1,750,663	1.88%
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
As of June 30, 2022 and December 31, 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 1.75% during the six months ended June 30, 2022 compared with 2.38% for the six months ended June 30, 2021. The decrease in average yield during 2022 compared to the same period in 2021 was primarily due to the mix of lower-yielding securities within the portfolio.
Goodwill and Core Deposit Intangible Assets
Our goodwill was $223.6 million as of June 30, 2022 and December 31, 2021. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired and liabilities assumed.

Goodwill is assessed annually for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangible assets, net as of June 30, 2022 and December 31, 2021, was $13.2 million and $14.7 million, respectively. Core deposit intangible assets are amortized over their estimated useful life of seven to ten years.
Premises and Equipment, net
Premises and equipment, net was $58.5 million and $63.7 million at June 30, 2022 and December 31, 2021, respectively.
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
Total deposits at June 30, 2022 were $5.88 billion, a decrease of $167.0 million, or 2.8%, compared with $6.05 billion at December 31, 2021 primarily due to overall balance sheet optimization with a reduction in brokered deposits, municipal certificates of deposit and financial institution deposits. Noninterest-bearing deposits at June 30, 2022 were $2.39 billion, an increase of $151.6 million, or 6.8%, compared with $2.24 billion at December 31, 2021. Interest-bearing deposits at June 30, 2022 were $3.49 billion, a decrease of $318.6 million, or 8.4%, compared with $3.80 billion at December 31, 2021.
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2022, we had a total borrowing capacity of $2.25 billion, of which $1.73 billion was available and $522.0 million was outstanding. There were no FHLB advances of were outstanding at June 30, 2022. Letters of credit were $522.0 million at June 30, 2022, of which $328.2 million will expire during the remaining months of 2022, $119.9 million will expire in 2023, $57.9 million will expire in 2024 and $16.0 million will expire in 2025.
Credit Agreement
At June 30, 2022, the balance of the revolving credit agreement was zero. The interest rate on the debt is the Prime Rate minus 25 basis points, or 4.50%, at June 30, 2022, and is paid quarterly. On December 28, 2018, we amended our revolving credit agreement to increase the maximum commitment to advance funds to $45.0 million which reduces annually by $7.5 million beginning in December 2020 and on December 22nd of each year thereafter. We are required to repay any outstanding balance in excess of the then-current maximum commitment amount. The revised agreement will mature in December 2025 and is secured by 100% of the capital stock of the Bank.
Our credit agreement contains certain restrictive covenants, including limitations on our ability to incur additional indebtedness or engage in certain fundamental corporate transactions, such as mergers, reorganizations and recapitalizations. Additionally, the Bank is required to maintain a “well-capitalized” rating, a minimum return on assets of 0.65%, measured quarterly, a ratio of loan loss reserve to nonperforming loans equal to or greater than 75%, measured quarterly, and a ratio of nonperforming assets to aggregate equity plus loan loss reserves minus intangible assets of less than 35%, measured quarterly. As of June 30, 2022, we believe we were in compliance with all such debt covenants.
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
As of June 30, 2022 and December 31, 2021, we had outstanding $1.20 billion and $1.09 billion, respectively, in commitments to extend credit and $20.8 million and $21.2 million, respectively, in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2022 and the year ended December 31, 2021, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits increased $881.7 million, or 16.7%, and our average loans decreased $289.2 million, or 6.3%, for the six months ended June 30, 2022 compared with the six months ended June 30, 2021. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.2 years and modified duration of 4.9 years at June 30, 2022, and a weighted average life of 6.5 years and modified duration of 4.6 years at December 31, 2021.
As of June 30, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of June 30, 2022 and December 31, 2021, the Bank was well-capitalized. Total shareholder’s equity was $705.3 million at June 30, 2022, compared with $816.5 million at December 31, 2021, a decrease of $111.1 million. This decrease was primarily due the decrease in accumulated other comprehensive income of $133.7 million along with the $0.28 per common share dividend paid partially offset by net income of $35.1 million for the six months ended June 30, 2022.
The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Allegiance Bancshares, Inc. (Consolidated)
As of June 30, 2022
Total capital (to risk weighted assets)	15.47%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.06%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.26%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	8.65%	4.00%	4.00%	N/A
As of December 31, 2021
Total capital (to risk weighted assets)	16.08%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	12.47%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	12.69%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.53%	4.00%	4.00%	N/A
Allegiance Bank
As of June 30, 2022
Total capital (to risk weighted assets)	14.50%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.51%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.51%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.83%	4.00%	4.00%	5.00%
As of December 31, 2021
Total capital (to risk weighted assets)	14.71%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	12.63%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.63%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.49%	4.00%	4.00%	5.00%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$16,437	$22,925	$35,094	$40,935

Average shareholders' equity	$744,126	$774,803	$774,248	$768,238
Less: Average goodwill and core deposit intangibles, net	237,153	240,331	237,537	240,746
Average tangible shareholders’ equity	$506,973	$534,472	$536,711	$527,492

Return on average tangible shareholders' equity(1)	13.00%	17.20%	13.19%	15.65%
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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021
300	(3.5)%	(0.1)%	(7.7)%	(1.0)%
200	(2.5)%	(0.7)%	(4.2)%	1.1%
100	(0.7)%	(0.7)%	(1.4)%	1.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.1)%	(3.5)%	(3.1)%	(3.3)%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In evaluating an investment in any of the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the Securities and Exchange Commission. As of June 30, 2022, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding shares of common stock we repurchased during the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Share Repurchase Authorization(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share
April 1, 2022 to April 30, 2022	—	1,000,000	1,428	$43.84
May 1, 2022 to May 31, 2022	12,175	987,825	12,179	$40.86
June 1, 2022 to June 30, 2022	234,774	753,051	234,774	$39.19
Total	246,949		248,381
(1)Pursuant to a repurchase program announced on April 29, 2022, pursuant to which the Company may repurchase up to one million shares through April 30, 2023.
(2)The Company acquired 1,432 shares from employees for tax withholding purposes related to vesting of restricted stock grants.
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

Allegiance Bancshares, Inc. (Registrant)

Date: July 29, 2022	/s/ Steven F. Retzloff
Steven F. Retzloff
Chief Executive Officer

Date: July 29, 2022	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer